Form 10-Q
period 2019-09-30
PRA GROUP INC
filed 2019-11-08
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of November 5, 2019 was 45,410,939.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
September 30, 2019 and December 31, 2018
(Amounts in thousands)

	(unaudited)
	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$90,000	$98,695
Investments	55,204	45,173
Finance receivables, net	3,238,813	3,084,777
Other receivables, net	15,808	46,157
Income taxes receivable	23,479	16,809
Deferred tax asset, net	60,697	61,453
Property and equipment, net	56,847	54,136
Right-of-use assets	70,723	—
Goodwill	465,572	464,116
Intangible assets, net	4,757	5,522
Other assets	36,380	32,721
Total assets	$4,118,280	$3,909,559
Liabilities and Equity
Liabilities:
Accounts payable	$3,469	$6,110
Accrued expenses	84,753	79,396
Income taxes payable	624	15,080
Deferred tax liability, net	95,441	114,979
Interest-bearing deposits	112,024	82,666
Borrowings	2,567,086	2,473,656
Lease liabilities	74,428	—
Other liabilities	29,607	7,370
Total liabilities	2,967,432	2,779,257
Redeemable noncontrolling interest	4,535	6,333
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,411 shares issued and outstanding at September 30, 2019; 100,000 shares authorized, 45,304 shares issued and outstanding at December 31, 2018	454	453
Additional paid-in capital	64,631	60,303
Retained earnings	1,335,290	1,276,473
Accumulated other comprehensive loss	(305,956)	(242,109)
Total stockholders' equity - PRA Group, Inc.	1,094,419	1,095,120
Noncontrolling interest	51,894	28,849
Total equity	1,146,313	1,123,969
Total liabilities and equity	$4,118,280	$3,909,559
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and nine months ended September 30, 2019 and 2018
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Income recognized on finance receivables	$247,471	$223,228	$735,526	$660,870
Fee income	2,391	2,561	11,472	10,230
Other revenue	152	99	950	414
Total revenues	250,014	225,888	747,948	671,514

Net allowance charges	(4,136)	(8,285)	(11,427)	(12,044)

Operating expenses:
Compensation and employee services	75,317	78,350	234,770	240,277
Legal collection fees	14,083	10,428	41,439	31,440
Legal collection costs	31,395	30,769	99,745	71,707
Agency fees	12,788	8,350	39,833	24,766
Outside fees and services	16,733	15,701	48,274	44,424
Communication	10,310	10,240	34,335	32,579
Rent and occupancy	4,414	4,270	13,268	12,587
Depreciation and amortization	4,046	4,776	13,341	14,230
Other operating expenses	12,102	10,602	34,613	34,414
Total operating expenses	181,188	173,486	559,618	506,424
Income from operations	64,690	44,117	176,903	153,046
Other income and (expense):
Interest expense, net	(35,864)	(30,624)	(105,872)	(87,529)
Foreign exchange	5,406	626	11,359	3,609
Other	(19)	222	(123)	65
Income before income taxes	34,213	14,341	82,267	69,191
Income tax expense	6,665	1,789	15,607	11,783
Net income	27,548	12,552	66,660	57,408
Adjustment for net income attributable to noncontrolling interests	2,577	2,625	7,843	6,787
Net income attributable to PRA Group, Inc.	$24,971	$9,927	$58,817	$50,621
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.55	$0.22	$1.30	$1.12
Diluted	$0.55	$0.22	$1.29	$1.11
Weighted average number of shares outstanding:
Basic	45,410	45,302	45,378	45,272
Diluted	45,645	45,440	45,520	45,420
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and nine months ended September 30, 2019 and 2018
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$27,548	$12,552	$66,660	$57,408
Less net income attributable to noncontrolling interests	2,577	2,625	7,843	6,787
Net income attributable to PRA Group, Inc.	24,971	9,927	58,817	50,621
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(50,542)	(5,851)	(46,975)	(36,607)
Cash flow hedges	(5,832)	—	(19,549)	—
Debt securities available-for-sale	(1)	—	81	—
Other comprehensive loss	(56,375)	(5,851)	(66,443)	(36,607)
Less other comprehensive loss attributable to noncontrolling interests	(2,543)	(1,940)	(2,596)	(2,136)
Other comprehensive loss attributable to PRA Group, Inc.	(53,832)	(3,911)	(63,847)	(34,471)
Comprehensive income/(loss) attributable to PRA Group, Inc.	$(28,861)	$6,016	$(5,030)	$16,150
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2019
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2018	45,304	$453	$60,303	$1,276,473	$(242,109)	$28,849	$1,123,969
Components of comprehensive income, net of tax:
Net income	—	—	—	15,227	—	1,685	16,912
Currency translation adjustments	—	—	—	—	(742)	(431)	(1,173)
Cash flow hedges	—	—	—	—	(5,715)	—	(5,715)
Debt securities available-for-sale	—	—	—	—	45	—	45
Distributions to noncontrolling interest	—	—	—	—	—	(6,877)	(6,877)
Contributions from noncontrolling interest	—	—	—	—	—	89	89
Vesting of restricted stock	80	1	(1)	—	—	—	—
Share-based compensation expense	—	—	2,314	—	—	—	2,314
Employee stock relinquished for payment of taxes	—	—	(1,437)	—	—	—	(1,437)
Other	—	—	(2,088)	—	—	—	(2,088)
Balance at March 31, 2019	45,384	$454	$59,091	$1,291,700	$(248,521)	$23,315	$1,126,039
Components of comprehensive income, net of tax:
Net income	—	—	—	18,619	—	3,581	22,200
Currency translation adjustments	—	—	—	—	4,362	378	4,740
Cash flow hedges	—	—	—	—	(8,002)	—	(8,002)
Debt securities available-for-sale	—	—	—	—	37	—	37
Contributions from noncontrolling interest	—	—	—	—	—	3,229	3,229
Vesting of restricted stock	25	—	—	—	—	—	—
Share-based compensation expense	—	—	2,620	—	—	—	2,620
Employee stock relinquished for payment of taxes	—	—	(6)	—	—	—	(6)
Balance at June 30, 2019	45,409	$454	$61,705	$1,310,319	$(252,124)	$30,503	$1,150,857
Components of comprehensive income, net of tax:
Net income	—	—	—	24,971	—	2,577	27,548
Currency translation adjustments	—	—	—	—	(47,999)	(2,543)	(50,542)
Cash flow hedges	—	—	—	—	(5,832)	—	(5,832)
Debt securities available-for-sale	—	—	—	—	(1)	—	(1)
Distributions to noncontrolling interest	—	—	—	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	21,357	21,357
Vesting of restricted stock	2	—	—	—	—	—	—
Share-based compensation expense	—	—	2,974	—	—	—	2,974
Employee stock relinquished for payment of taxes	—	—	(48)	—	—	—	(48)
Balance at September 30, 2019	45,411	$454	$64,631	$1,335,290	$(305,956)	$51,894	$1,146,313
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2018
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2017	45,189	$452	$53,870	$1,214,840	$(178,607)	$50,162	$1,140,717
Cumulative effect of change in accounting principle - equity securities (1)	—	—	—	(3,930)	—	—	(3,930)
Balance at January 1, 2018	45,189	452	53,870	1,210,910	(178,607)	50,162	1,136,787
Components of comprehensive income, net of tax:
Net income	—	—	—	21,106	—	2,126	23,232
Currency translation adjustments	—	—	—	—	22,920	7,021	29,941
Distributions to noncontrolling interest	—	—	—	—	—	(11,807)	(11,807)
Vesting of restricted stock	86	1	(1)	—	—	—	—
Share-based compensation expense	—	—	2,415	—	—	—	2,415
Employee stock relinquished for payment of taxes	—	—	(2,013)	—	—	—	(2,013)
Balance at March 31, 2018	45,275	$453	$54,271	$1,232,016	$(155,687)	$47,502	$1,178,555
Components of comprehensive income, net of tax:
Net income	—	—	—	19,588	—	2,036	21,624
Currency translation adjustments	—	—	—	—	(53,480)	(7,217)	(60,697)
Distributions to noncontrolling interest	—	—	—	—	—	(928)	(928)
Vesting of restricted stock	25	—	—	—	—	—	—
Share-based compensation expense	—	—	2,146	—	—	—	2,146
Employee stock relinquished for payment of taxes	—	—	(7)	—	—	—	(7)
Balance at June 30, 2018	45,300	$453	$56,410	$1,251,604	$(209,167)	$41,393	$1,140,693
Components of comprehensive income, net of tax:
Net income	—	—	—	9,927	—	2,625	12,552
Currency translation adjustments	—	—	—	—	(3,911)	(1,940)	(5,851)
Distributions to noncontrolling interest	—	—	—	—	—	(569)	(569)
Purchase of noncontrolling interest	—	—	—	—	—	1,829	1,829
Vesting of restricted stock	3	—	—	—	—	—	—
Share-based compensation expense	—	—	2,361	—	—	—	2,361
Employee stock relinquished for payment of taxes	—	—	(58)	—	—	—	(58)
Balance at September 30, 2018	45,303	$453	$58,713	$1,261,531	$(213,078)	$43,338	$1,150,957

(1) Relates to the adoption of FASB ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). Refer to Note 3 for further detail.

The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2019 and 2018
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$66,660	$57,408
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	7,908	6,922
Depreciation and amortization	13,341	14,230
Amortization of debt discount and issuance costs	17,180	16,348
Deferred income taxes	(24,900)	(56,988)
Net unrealized foreign currency transactions	(3,622)	(162)
Fair value in earnings for equity securities	(6,921)	(3,523)
Net allowance charges	11,427	12,044
Changes in operating assets and liabilities:
Other assets	2,651	3,461
Other receivables, net	1,019	2,690
Accounts payable	(2,888)	(1,152)
Income taxes payable, net	(21,823)	17,603
Accrued expenses	13,888	(959)
Other liabilities	(3,484)	153
Other, net	257	—
Net cash provided by operating activities	70,693	68,075
Cash flows from investing activities:
Purchases of property and equipment	(14,890)	(16,755)
Acquisition of finance receivables	(832,995)	(621,501)
Collections applied to principal on finance receivables	649,136	561,626
Business acquisition, net of cash acquired	(57,610)	—
Cash received upon consolidation of Polish investment fund	—	17,531
Proceeds from sale of subsidiaries, net	31,177	—
Purchase of investments	(82,670)	(24,392)
Proceeds from sales and maturities of investments	74,771	20,855
Net cash used in investing activities	(233,081)	(62,636)
Cash flows from financing activities:
Proceeds from lines of credit	885,318	375,794
Principal payments on lines of credit	(458,566)	(334,307)
Principal payments on notes payable and long-term debt	(310,665)	(7,500)
Tax withholdings related to share-based payments	(1,492)	(2,078)
Distributions paid to noncontrolling interest	(6,877)	(13,960)
Contributions from noncontrolling interest	24,675	—
Purchase of noncontrolling interest	(1,255)	(1,664)
Payments of origination costs and fees	—	(404)
Net increase/(decrease) in interest-bearing deposits	38,581	(12,244)
Other	(2,088)	—
Net cash provided by financing activities	167,631	3,637
Effect of exchange rate on cash	(7,043)	(15,416)
Net decrease in cash and cash equivalents	(1,800)	(6,340)
Cash and cash equivalents, beginning of period	98,695	120,516
Cash and cash equivalents, end of period	$96,895	$114,176
Supplemental disclosure of cash flow information:
Cash paid for interest	$89,100	$70,701
Cash paid for income taxes	61,942	56,109
Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per Consolidated Balance Sheets	$90,000	$114,176
Restricted cash included in Other assets per Consolidated Balance Sheets	6,895	—
Total cash, cash equivalents and restricted cash	$96,895	$114,176
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
The following table shows the amount of revenue generated for the three and nine months ended September 30, 2019 and 2018, respectively, and long-lived assets held at September 30, 2019 and 2018, respectively, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Revenues	Long-Lived Assets (2)	Revenues	Long-Lived Assets
United States	$166,284	$114,595	$154,594	$48,664
United Kingdom	28,446	3,586	24,472	1,768
Other (1)	55,284	9,389	46,822	4,578
Total	$250,014	$127,570	$225,888	$55,010

	As of and for the		As of and for the
	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Revenues	Long-Lived Assets (2)	Revenues	Long-Lived Assets
United States	$501,783	$114,595	$458,933	$48,664
United Kingdom	86,494	3,586	74,027	1,768
Other (1)	159,671	9,389	138,554	4,578
Total	$747,948	$127,570	$671,514	$55,010
(1) None of the countries included in "Other" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
(2) Includes right-of-use assets from the adoption of ASU 2016-02 on January 1, 2019. Refer to Note 5.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment and right-of-use assets. The Company reports revenues earned from nonperforming loan purchasing and collection activities, fee-based services and investments. For additional information on the Company's investments, see Note 3. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's consolidated balance sheet as of September 30, 2019, its consolidated income statements, and statements of comprehensive income/(loss) for the three and nine months ended September 30, 2019 and 2018, and its statements of changes in equity and consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, have been included. The consolidated income statements of the Company for the three and nine months ended September 30, 2019 may not be indicative of future results. Certain prior period amounts have been reclassified for consistency with the current period presentation.

PRA Group, Inc.
Notes to Consolidated Financial Statements

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").
2. Finance Receivables, net:
Changes in finance receivables, net for the three and nine months ended September 30, 2019 and 2018 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$3,230,949	$2,734,673	$3,084,777	$2,776,199
Acquisitions of finance receivables (1)	276,918	271,657	874,812	656,308
Foreign currency translation adjustment	(59,172)	(8,368)	(60,213)	(35,214)
Cash collections	(453,217)	(389,282)	(1,384,662)	(1,222,496)
Income recognized on finance receivables	247,471	223,228	735,526	660,870
Net allowance charges	(4,136)	(8,285)	(11,427)	(12,044)
Balance at end of period	$3,238,813	$2,823,623	$3,238,813	$2,823,623

(1)
Includes portfolio purchases adjusted for buybacks and acquisition related costs, portfolios from the acquisition of a business in Canada made during the first quarter of 2019 and a $34.9 million addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

During the three months ended September 30, 2019, the Company acquired finance receivables portfolios with a face value of $2.4 billion for $279.0 million as compared to the same period last year with a face value of $2.2 billion for $273.1 million. During the nine months ended September 30, 2019, the Company acquired finance receivables portfolios with a face value of $8.9 billion for $887.0 million as compared to the same period last year with a face value of $6.0 billion for $662.8 million. At September 30, 2019, the estimated remaining collections ("ERC") on the receivables acquired during the three months ended September 30, 2019 and 2018 were $494.8 million and $365.3 million, respectively. At September 30, 2019, the ERC on the receivables acquired during the nine months ended September 30, 2019 and 2018 were $1.4 billion and $0.8 billion, respectively.
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

2020	$864,692
2021	692,946
2022	507,491
2023	378,679
2024	259,808
2025	171,873
2026	110,078
2027	84,212
2028	61,656
2029	47,347
Thereafter	60,031
Total ERC expected to be applied to principal	$3,238,813

At September 30, 2019, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $36.2 million; at December 31, 2018, the amount was $48.0 million.
Accretable yield represents the amount of income on finance receivables the Company can expect to recognize over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield on portfolios purchased during the period. Net reclassifications from nonaccretable difference

PRA Group, Inc.
Notes to Consolidated Financial Statements

to accretable yield primarily result from the increase in the Company's estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the decrease in the Company's estimates of future cash flows and allowance charges that together exceed the increase in the Company's estimate of future cash flows.
Changes in accretable yield for the three and nine months ended September 30, 2019 and 2018 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$3,173,013	$2,994,321	$3,058,445	$2,927,866
Income recognized on finance receivables	(247,471)	(223,228)	(735,526)	(660,870)
Net allowance charges	4,136	8,285	11,427	12,044
Additions from portfolio purchases (1)	228,443	217,108	693,053	561,393
Reclassifications from nonaccretable difference	59,694	2,678	191,756	204,752
Foreign currency translation adjustment	(60,944)	(11,132)	(62,284)	(57,153)
Balance at end of period	$3,156,871	$2,988,032	$3,156,871	$2,988,032

(1) Also includes accretable yield additions resulting from certain business acquisitions.
The following is a summary of activity within the Company's valuation allowance account, all of which relates to acquired finance receivables, for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$264,591	$228,283	$257,148	$225,555
Allowance charges	8,087	10,149	21,596	24,377
Reversal of previously recorded allowance charges	(3,951)	(1,864)	(10,169)	(12,333)
Net allowance charges	4,136	8,285	11,427	12,044
Foreign currency translation adjustment	(1,192)	(117)	(1,040)	(1,148)
Ending balance	$267,535	$236,451	$267,535	$236,451

3. Investments:
Investments consisted of the following at September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Debt securities
Available-for-sale	$4,908	$5,077
Equity securities
Private equity funds	7,489	7,973
Mutual funds	33,013	21,753
Equity method investments	9,794	10,370
Total investments	$55,204	$45,173

Debt Securities
Available-for-sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in equity.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of investments in debt securities at September 30, 2019 and December 31, 2018 were as follows (amounts in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$4,910	$—	$2	$4,908

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,160	$—	$83	$5,077

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
Mutual funds: The Company invests certain excess funds held in Brazil in a Brazilian real denominated mutual fund benchmarked to the U.S. dollar that invests principally in Brazilian fixed income securities. The investments are carried at fair value based on quoted market prices. Gains and losses from this investment are included as a foreign exchange component of other income and (expense) in the Company's consolidated income statements.
Unrealized gains and losses: Net unrealized gains were $5.5 million and $6.9 million for the three and nine months ended September 30, 2019, respectively, on the Company's equity securities. Net unrealized gains were $0.6 million and $3.4 million for the three and nine months ended September 30, 2018, respectively, on the Company's equity securities.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table represents the changes in goodwill for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period:
Goodwill	$489,293	$519,811	$464,116	$526,513
Accumulated impairment loss	—	—	—	—
	489,293	519,811	464,116	526,513
Changes:
Acquisition (1)	467	—	18,831	—
Foreign currency translation adjustment	(24,188)	(766)	(17,375)	(7,468)
Net change in goodwill	(23,721)	(766)	1,456	(7,468)

Goodwill	465,572	519,045	465,572	519,045
Accumulated impairment loss	—	—	—	—
Balance at end of period	$465,572	$519,045	$465,572	$519,045

(1) For the three and nine months ended September 30, 2019, additions to goodwill are related to the acquisition of a business in Canada during the first quarter.
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
The Company's operating lease portfolio primarily includes corporate offices and call centers. The majority of its leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years, and others include options to terminate the leases within 1 year. Exercises of lease renewal options are typically at the Company's sole discretion and are included in its ROU assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company used its incremental borrowing rate as of January 1, 2019 to calculate the present value of the lease payments of its existing leases at adoption.
The components of lease expense for the three and nine months ended September 30, 2019 were as follows (amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3,018	$8,948
Short-term lease cost	657	2,219
Total lease cost	$3,675	$11,167

PRA Group, Inc.
Notes to Consolidated Financial Statements

Supplemental cash flow information and non-cash activity related to leases for the nine months ended September 30, 2019 were as follows (amounts in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$8,597

Right-of-use assets obtained in exchange for operating lease obligations	80,581
Lease term and discount rate information related to operating leases were as follows as of the dates indicated:

September 30, 2019
Weighted-average remaining lease term (years)	11

Weighted-average discount rate	4.97%

Maturities of lease liabilities as of September 30, 2019 were as follows for the following periods (amounts in thousands):

Operating Leases
For the three months ending December 31, 2019	$2,914
For the year ending December 31, 2020	11,659
For the year ending December 31, 2021	11,211
For the year ending December 31, 2022	9,215
For the year ending December 31, 2023	7,070
Thereafter	55,411
Total lease payments	97,480
Less imputed interest	(23,052)
Total	$74,428

As previously disclosed in the 2018 Form 10-K and under the previous lease accounting standard (which excludes the impact of the Company's intent to exercise renewal options as required by ASU 2016-02), future minimum lease payments for operating leases at December 31, 2018, were as follows for the years ending December 31, (amounts in thousands):

2019	$11,470
2020	11,451
2021	10,809
2022	7,287
2023	6,189
Thereafter	7,866
Total future minimum lease payments	$55,072

PRA Group, Inc.
Notes to Consolidated Financial Statements

6. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2019	December 31, 2018
Americas revolving credit	$650,315	$598,279
Europe revolving credit	899,308	561,882
Term loans	427,500	740,551
Convertible senior notes	632,500	632,500
	2,609,623	2,533,212
Less: Debt discount and issuance costs	(42,537)	(59,556)
Total	$2,567,086	$2,473,656

The following principal payments are due on the Company's borrowings as of September 30, 2019 for the 12-month periods ending September 30, (amounts in thousands):

2020	$297,783
2021	909,591
2022	1,057,249
2023	345,000
2024 and thereafter	—
Total	$2,609,623

The Company believes it was in compliance with the covenants of its financing arrangements as of September 30, 2019.
North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.6 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $427.5 million term loan, (ii) a $1,068.0 million domestic revolving credit facility, and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the one-month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans will bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2022. As of September 30, 2019, the outstanding balance under the North American Credit Agreement was $1,077.0 million and the unused portion was $468.5 million. Considering borrowing base restrictions, as of September 30, 2019, the amount available to be drawn was $275.0 million.
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
Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.1 billion (subject to the borrowing base), accrues interest at the Interbank Offered Rate ("IBOR") plus 2.70% - 3.80% (as determined by the loan-to-value ratio ("LTV Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.23% per annum, of 35% of the margin, is payable monthly in arrears, and matures February 19, 2021. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and matures February 19, 2021. As of September 30, 2019, the outstanding balance under the European Credit Agreement was $899.3 million and the unused portion (including the overdraft facility) was $240.7 million. Considering borrowing base restrictions and other covenants, as of September 30, 2019, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $145.0 million.
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
Colombian Revolving Credit Facility
On September 17, 2019, PRA Group Colombia Holding SAS ("PRA Colombia") entered into a credit agreement with Bancolombia in an aggregate amount of approximately $5.7 million. As of September 30, 2019, the outstanding balance under the credit agreement was approximately $0.8 million, which accrues interest at the Indicador Bancario de Referencia  rate ("IBR") plus 2.80%, is payable quarterly in arrears, amortizes quarterly, and matures on September 17, 2022. This credit facility is fully collateralized using time deposits with Bancolombia which are subject to certain limitations regarding withdrawal and usage and are included within other assets on the consolidated balance sheet.
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due 2020 (the "2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Regions Bank, as successor trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the 2020 Notes will be convertible only upon the occurrence of specified events. On or after February 1, 2020, the 2020 Notes will be convertible at any time. The Company does not have the right to redeem the 2020 Notes prior to maturity. As of September 30, 2019, the Company does not believe that any of the conditions allowing holders of the 2020 Notes to convert their notes have occurred.
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
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of September 30, 2019, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes have occurred.
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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	September 30, 2019	December 31, 2018
Liability component - principal amount	$632,500	$632,500
Unamortized debt discount	(34,572)	(43,812)
Liability component - net carrying amount	$597,928	$588,688
Equity component	$76,216	$76,216

The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense - stated coupon rate	$5,175	$5,175	$15,525	$15,525
Interest expense - amortization of debt discount	3,128	2,958	9,241	8,739
Total interest expense - convertible senior notes	$8,303	$8,133	$24,766	$24,264

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
The following table summarizes the fair value of derivative instruments in the consolidated balance sheets (amounts in thousands):

	September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$20	Other assets	$44
Interest rate contracts	Other liabilities	25,766	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	356	Other assets	2,555
Foreign currency contracts	Other liabilities	1,749	Other liabilities	—
Interest rate contracts	Other assets	—	Other assets	735

Derivatives designated as hedging instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of September 30, 2019 and December 31, 2018, the notional amount of interest rate contracts designated as cash flow hedging instruments was $866.9 million and $260.8 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remain highly effective at September 30, 2019. The Company estimates that approximately $3.9 million of net derivative gain (loss) included in OCI will be reclassified into earnings within the next 12 months.
The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Gain or (loss) recognized in OCI, net of tax
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2019	2018	2019	2018
Interest rate contracts	$(6,245)	$—	$(20,160)	$—

	Gain or (loss) reclassified from OCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of gain or (loss) reclassified from OCI into income	2019	2018	2019	2018
Interest expense, net	$(413)	$—	$(611)	$—

Derivatives not designated as hedging instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of September 30, 2019, the Company no longer had interest rate swap contracts not designated as hedging instruments. As of December 31, 2018, the notional amount of interest rate contracts not designated as hedging instruments was $169.7 million. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of September 30, 2019 and December 31, 2018, the notional amount of foreign currency contracts that are not designated as hedging instruments was $173.0 million and $144.7 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated income statements for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2019	2018
Foreign currency contracts	Foreign exchange gain/(loss)	$4,270	$—
Foreign currency contracts	Interest expense, net	(1,141)	—
Interest rate contracts	Interest expense, net	15	(504)

		Amount of gain or (loss) recognized in income
		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2019	2018
Foreign currency contracts	Foreign exchange gain/(loss)	$(3,401)	$—
Foreign currency contracts	Interest expense, net	(2,628)	—
Interest rate contracts	Interest expense, net	(492)	(3,205)

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
The carrying amounts of the financial instruments in the following table are recorded in the consolidated balance sheets at September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$90,000	$90,000	$98,695	$98,695
Finance receivables, net	3,238,813	3,432,727	3,084,777	3,410,475
Financial liabilities:
Interest-bearing deposits	112,024	112,024	82,666	82,666
Revolving lines of credit	1,549,623	1,549,623	1,160,161	1,160,161
Term loans	427,500	427,500	740,551	740,551
Convertible senior notes	597,928	633,405	588,688	557,122

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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Financial Instruments Required to be Carried at Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at September 30, 2019 and December 31, 2018 (amounts in thousands):

	Fair Value Measurements as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$4,908	$—	$—	$4,908
Fair value through net income
Mutual funds	33,013	—	—	33,013
Derivative contracts (recorded in other assets)	—	376	—	376
Liabilities:
Derivative contracts (recorded in other liabilities)	—	27,515	—	27,515
	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,077	$—	$—	$5,077
Fair value through net income
Mutual funds	21,753	—	—	21,753
Derivative contracts (recorded in other assets)	—	3,334	—	3,334

Available-for-sale
Government bonds: Fair value of the Company's investment in government bonds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Fair value through net income
Mutual funds: Fair value of the Company's investment in mutual funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Derivative contracts: The estimated fair value of the derivative contracts is determined using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Effective in the second quarter of 2018, the Company began to apply hedge accounting to certain of its derivative contracts. By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. The hedges were evaluated and remain highly effective at September 30, 2019 and have initial terms of two to seven years.
Investments measured using net asset value
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to six years. The fair value of these private equity funds following the Net Asset Value ("NAV") practical expedient was $7.5 million and $8.0 million as of September 30, 2019 and December 31, 2018, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

9. Accumulated Other Comprehensive Loss:
The following table represents the changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2019 (amounts in thousands):

	Three Months Ended September 30, 2019
	Debt Securities		Currency Translation	Accumulated Other
	Available-for-sale	Cash Flow Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(1)	$(13,673)	$(238,450)	$(252,124)
Other comprehensive loss before reclassifications, net (1)	(1)	(6,245)	(47,999)	(54,245)
Reclassifications	—	413	—	413
Net current period other comprehensive loss	(1)	(5,832)	(47,999)	(53,832)
Balance at end of period	$(2)	$(19,505)	$(286,449)	$(305,956)

	Nine Months Ended September 30, 2019
	Debt Securities		Currency Translation	Accumulated Other
	Available-for-sale	Cash Flow Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(83)	$44	$(242,070)	$(242,109)
Other comprehensive income/(loss) before reclassifications, net (1)	81	(20,160)	(44,379)	(64,458)
Reclassifications	—	611	—	611
Net current period other comprehensive income/(loss)	81	(19,549)	(44,379)	(63,847)
Balance at end of period	$(2)	$(19,505)	$(286,449)	$(305,956)
(1) Net of deferred taxes for unrealized losses from cash flow hedges of $2.0 million and $6.4 million for the three and nine months ended September 30, 2019, respectively.
10. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. For the Notes, only the conversion spread is included in the diluted EPS calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, neither of which occurred during the respective periods from which the Notes were issued through September 30, 2019. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2019			2018
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$24,971	45,410	$0.55	$9,927	45,302	$0.22
Dilutive effect of nonvested share awards		235	—		138	—
Diluted EPS	$24,971	45,645	$0.55	$9,927	45,440	$0.22

	For the Nine Months Ended September 30,
	2019			2018
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$58,817	45,378	$1.30	$50,621	45,272	$1.12
Dilutive effect of nonvested share awards		142	(0.01)		148	(0.01)
Diluted EPS	$58,817	45,520	$1.29	$50,621	45,420	$1.11
There were no antidilutive options outstanding for the three and nine months ended September 30, 2019 and 2018.
11. Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
On May 10, 2017, the Company reached a settlement with the Internal Revenue Service in regards to its assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, the Company changed its tax accounting method to recognize finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method has been incorporated evenly into the Company’s tax filings over four years beginning with tax year 2017. The Company was not required to pay any interest or penalties in connection with the settlement.
At September 30, 2019, the 2014 and subsequent tax years remain subject to examination by the major federal, state and international taxing jurisdictions.
The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations. If foreign earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $73.0 million and $78.6 million as of September 30, 2019 and December 31, 2018, respectively.
12. Commitments and Contingencies:
Employment agreements:
The Company has entered into employment agreements, most of which expire on December 31, 2020, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that take into consideration the Company’s overall performance against its short and long-term financial and strategic objectives. At September 30, 2019, estimated future compensation under these agreements was approximately $9.9 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $9.9 million total above.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Forward flow agreements:
The Company is party to forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2019, was approximately $725.1 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at September 30, 2019, where the range of loss can be estimated, was not material.
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
If the Company is unable to resolve its differences with the AGOs, it is possible that one or more individual state AGOs may file claims against the Company. On November 6, 2019, the Company reached a settlement with the Massachusetts Office of the Attorney General resolving certain claims that Massachusetts asserted it would have otherwise pursued separate and apart from the AGOs’ investigations. While the Company denies that it violated Massachusetts or federal law, it has agreed to the settlement in order to resolve the matter, avoiding both further cost and delay associated with legal action. The settlement, for which the Company had fully accrued as of September 30, 2019, did not have a material adverse effect on the Company’s business, results of operations or financial condition.

The range of loss with respect to the remaining investigations, if any, cannot be estimated at this time.

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Telephone Consumer Protection Act Litigation
On January 25, 2017, the Company resolved the matter of In Re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, which consisted of a number of class actions and single plaintiff claims consolidated by order of the Panel for Multi-District Litigation (“MDL”). While the settlement disposed of a large number of claims, several hundred class members opted out ("Opt-Out Plaintiffs") of that settlement. Many of these Opt-Out Plaintiffs have been consolidated before the MDL appointed court, the United States District Court for the Southern District of California, and are pending a determination on cross-motions for summary judgment. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability.
13. Recently Issued Accounting Standards:
Recently issued accounting standards adopted:
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. In July 2018, FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases (Topic 842) Targeted Improvements" which among other things, allowed for an alternative transition method which eliminated the requirement to restate the earliest prior period presented in an entity's financial statements. Entities that elected this transition option, including the Company, were required to adopt the new lease standard using the modified retrospective transition method required by the standard, but recognized a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company adopted the new leasing standard on January 1, 2019 and as a result recorded operating lease ROU assets and lease liabilities of $72.1 million and $75.8 million, respectively. The adoption of the standard did not have any other material impact on the Company's consolidated financial statements.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Recently issued accounting standards not yet adopted:
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"), which introduces a new methodology requiring the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. This methodology replaces the multiple impairment methods under existing U.S. GAAP, including accounting for purchased credit impaired ("PCI") assets, and introduces the concept of purchased credit deteriorated (“PCD”) financial assets. The Company's PCI assets currently accounted for under existing U.S. GAAP will be accounted for as PCD financial assets upon adoption of ASU 2016-13. For PCD financial assets, the new methodology requires an entity to present on the balance sheet the net amount expected to be collected. The Company will estimate that amount under the new methodology by reflecting on the balance sheet the present value of expected recoveries using a discounted approach and will recognize income over the life of the portfolio at an effective interest rate. Subsequent changes (favorable and unfavorable) in expected cash flows are recognized in earnings by adjusting the present value of the expected recoveries. ASU 2016-13, including the effect of ongoing developments and amendments to the guidance, represents a significant change from existing U.S. GAAP and is expected to result in material changes to the Company’s accounting for its finance receivables. The guidance in ASU 2016-13 will be effective prospectively for the Company as of January 1, 2020. Implementation efforts are underway, including model development, fulfillment of additional data needs for new disclosures and reporting requirements, and drafting of accounting policies.
In January 2017, FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. Based on the Company's most recent goodwill impairment assessment, there were no reporting units for which it was more-likely-than-not that the carrying amount of a reporting unit exceeded its respective fair value; therefore, the Company believes that ASU 2017-04 would not have an impact on its consolidated financial statements or related disclosures. If subsequent to adoption, the carrying amount of a reporting unit exceeds its respective fair value, the Company would be required to recognize an impairment charge.
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

•	our ability to manage risks associated with our international operations;

•	changes in tax laws and interpretations regarding earnings of our domestic and foreign operations;

•	the impact of the Tax Cuts and Jobs Act ("Tax Act"), including interpretations and determinations by tax authorities;

•	the possibility that we could experience goodwill or other intangible asset impairment charges;

•	adverse effects from the vote by the United Kingdom ("UK") to leave the European Union;

•	adverse outcomes in pending litigation or administrative proceedings;

•	our loss contingency accruals may not be adequate to cover actual losses;

•	the possibility that class action suits and other litigation could divert management's attention and increase our expenses;

•	the possibility that we could incur business or technology disruptions or cyber incidents;

•	our ability to collect and enforce our nonperforming loans may be limited under federal, state, local and foreign laws;

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

•	our ability to raise the funds necessary to repurchase the convertible senior notes or to settle conversions in cash;

•	our ability to refinance our indebtedness, including our outstanding Convertible Senior Notes due 2020;

•	our ability to expand, renegotiate or replace our credit facilities and our ability to comply with the covenants under our financing arrangements;

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
We are headquartered in Norfolk, Virginia, and as of September 30, 2019, employed 4,525 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Results of Operations
The results of operations include the financial results of the Company and all of its subsidiaries. The following table sets forth consolidated income statement amounts as a percentage of total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Revenues:
Income recognized on finance receivables	$247,471	99.0%	$223,228	98.8%	$735,526	98.4%	$660,870	98.4%
Fee income	2,391	1.0	2,561	1.1	11,472	1.5	10,230	1.5
Other revenue	152	—	99	0.1	950	0.1	414	0.1
Total revenues	250,014	100.0	225,888	100.0	747,948	100.0	671,514	100.0

Net allowance charges	(4,136)	(1.7)	(8,285)	(3.7)	(11,427)	(1.5)	(12,044)	(1.8)

Operating expenses:
Compensation and employee services	75,317	30.1	78,350	34.7	234,770	31.4	240,277	35.8
Legal collection fees	14,083	5.6	10,428	4.6	41,439	5.5	31,440	4.7
Legal collection costs	31,395	12.6	30,769	13.6	99,745	13.3	71,707	10.7
Agency fees	12,788	5.1	8,350	3.7	39,833	5.3	24,766	3.7
Outside fees and services	16,733	6.7	15,701	7.0	48,274	6.5	44,424	6.6
Communication	10,310	4.1	10,240	4.5	34,335	4.6	32,579	4.9
Rent and occupancy	4,414	1.8	4,270	1.9	13,268	1.8	12,587	1.9
Depreciation and amortization	4,046	1.6	4,776	2.1	13,341	1.8	14,230	2.1
Other operating expenses	12,102	4.8	10,602	4.7	34,613	4.6	34,414	5.0
Total operating expenses	181,188	72.4	173,486	76.8	559,618	74.8	506,424	75.4
Income from operations	64,690	25.9	44,117	19.5	176,903	23.7	153,046	22.8
Other income and (expense):
Interest expense, net	(35,864)	(14.4)	(30,624)	(13.6)	(105,872)	(14.2)	(87,529)	(13.0)
Foreign exchange	5,406	2.2	626	0.3	11,359	1.5	3,609	0.5
Other	(19)	—	222	0.1	(123)	—	65	—
Income before income taxes	34,213	13.7	14,341	6.3	82,267	11.0	69,191	10.3
Income tax expense	6,665	2.7	1,789	0.7	15,607	2.1	11,783	1.8
Net income	27,548	11.0	12,552	5.6	66,660	8.9	57,408	8.5
Adjustment for net income attributable to noncontrolling interests	2,577	1.0	2,625	1.2	7,843	1.0	6,787	1.0
Net income attributable to PRA Group, Inc.	$24,971	10.0%	$9,927	4.4%	$58,817	7.9%	$50,621	7.5%

Three Months Ended September 30, 2019 Compared To Three Months Ended September 30, 2018
Cash Collections
Cash collections were as follows for the periods indicated:

	For the Three Months Ended September 30,		Change
(Amounts in thousands)	2019	2018	2019 vs. 2018
Americas-Core	$279,902	$231,253	$48,649
Americas-Insolvency	45,759	48,518	(2,759)
Europe-Core	118,917	102,780	16,137
Europe-Insolvency	8,639	6,731	1,908
Total cash collections	$453,217	$389,282	$63,935

Cash collections adjusted (1)	$453,217	$383,333	$69,884
Cash collections on fully amortized pools	11,267	11,774	(507)
Cash collections on cost recovery pools	2,845	6,489	(3,644)
Net finance receivables on cost recovery at period-end	36,168	73,114	(36,946)
(1) Cash collections adjusted refers to 2018 cash collections remeasured using 2019 exchange rates.
Cash collections were $453.2 million for the three months ended September 30, 2019, an increase of $63.9 million or 16.4%, compared to $389.3 million for the three months ended September 30, 2018. The increase was largely due to Americas Core cash collections which increased $48.6 million or 21.0%, mainly driven by U.S. legal collections, which increased $26.0 million or 35.1%, due primarily to a higher number of accounts placed in the legal channel and our U.S. call center and other collections which increased $12.5 million, or 9.1%, due primarily to record Americas Core portfolio purchasing in 2018. Additionally, Americas Core increased $10.2 million or 51.2%, from Other Americas as a result of increased portfolio purchasing in South America in 2018 and the acquisition of a business in Canada in the first quarter of 2019. Furthermore, Europe Core cash collections increased $16.1 million or 15.7%, due primarily to elevated portfolio purchasing over the last four quarters and operational improvements.
Revenues
Total revenues were $250.0 million for the three months ended September 30, 2019, an increase of $24.1 million, or 10.7%, compared to $225.9 million for the three months ended September 30, 2018.
A summary of our revenue generation during the three months ended September 30, 2019 and 2018 is as follows (amounts in thousands):

	For the Three Months Ended September 30,
	2019	2018
Cash collections	$453,217	$389,282
Principal amortization	(205,746)	(166,054)
Income recognized on finance receivables	247,471	223,228
Fee income	2,391	2,561
Other revenue	152	99
Total revenues	$250,014	$225,888
Income recognized on finance receivables
Income recognized on finance receivables was $247.5 million for the three months ended September 30, 2019, an increase of $24.3 million or 10.9% compared to $223.2 million for the three months ended September 30, 2018. The increase was primarily the result of the impact of record Americas Core purchasing in 2018, sustained over-performance and related yield increases on select Americas and Europe Core pools, recent increased portfolio purchasing in Europe and South America, and the acquisition of a business in Canada in the first quarter of 2019.

Net Allowance Charges
Net allowance charges are recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. For the three months ended September 30, 2019, we recorded net allowance charges of $4.1 million, consisting of $5.5 million on our Americas Core portfolios, partially offset by net allowance reversals of $0.8 million on our European portfolios and $0.6 million on our Americas Insolvency portfolios. For the three months ended September 30, 2018, we recorded net allowance charges of $8.3 million, consisting of net allowance charges of $7.0 million and $1.3 million on our Americas Core and European Core portfolios, respectively.
Operating Expenses
Total operating expenses were $181.2 million for the three months ended September 30, 2019, an increase of $7.7 million or 4.4%, compared to $173.5 million for the three months ended September 30, 2018.
Compensation and employee services
Compensation and employee services expenses were $75.3 million for the three months ended September 30, 2019, a decrease of $3.1 million, or 4.0%, compared to $78.4 million for the three months ended September 30, 2018. The decrease in compensation expense was primarily attributable to a reduction in U.S. call centers workforce, as we balance the volume between the legal collection channel and call centers, and the result of the sale of RCB Investimentos S.A. (“RCB”) in December 2018. These decreases were partially offset by higher benefit costs. Total full-time equivalents decreased to 4,525 as of September 30, 2019, from 5,405 as of September 30, 2018.
Legal collection fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $14.1 million for the three months ended September 30, 2019, an increase of $3.7 million or 35.6%, compared to $10.4 million for the three months ended September 30, 2018. The difference was primarily due to an increase in external legal cash collections in the U.S.
Legal collection costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed. Legal collection costs were $31.4 million for the three months ended September 30, 2019, which compared to $30.8 million for the three months ended September 30, 2018.
Agency fees
Agency fees consist primarily of third-party collection fees incurred outside the U.S. Agency fees were $12.8 million for the three months ended September 30, 2019, an increase of $4.4 million or 52.4%, compared to $8.4 million for the three months ended September 30, 2018. The increase was primarily due to the sale of the RCB operating platform which shifted certain expenses from fixed to variable and are now recorded as agency fees. Additionally, the acquisition of a business in Canada in the first quarter of 2019 resulted in increased outsourced collections.
Outside fees and services
Outside fees and services expenses were $16.7 million for the three months ended September 30, 2019, an increase of $1.0 million or 6.4%, compared to $15.7 million for the three months ended September 30, 2018. The increase was primarily the result of higher consulting fees and higher fees related to an increased number of debit card transactions partially offset by a decrease in litigation expenses.
Interest Expense, Net
Interest expense, net was $35.9 million during the three months ended September 30, 2019, an increase of $5.3 million or 17.3%, compared to $30.6 million for the three months ended September 30, 2018. The increase was primarily due to higher levels of average borrowings to fund increased portfolio investments paired with higher average interest rates and the impact of changes in the fair value of our derivatives.

Interest expense, net consisted of the following for the three months ended September 30, 2019 and 2018 (amounts in thousands):

	For the Three Months Ended September 30,
	2019	2018	Change
Stated interest on debt obligations and unused line fees	$23,884	$21,058	$2,826
Coupon interest on convertible debt	5,175	5,175	—
Amortization of convertible debt discount	3,128	2,958	170
Amortization of loan fees and other loan costs	2,649	2,524	125
Change in fair value of derivatives	1,563	(504)	2,067
Interest income	(536)	(587)	51
Interest expense, net	$35,864	$30,624	$5,240
Foreign Exchange
Foreign exchange transaction gains were $5.4 million for the three months ended September 30, 2019, compared to $0.6 million for the three months ended September 30, 2018. In any given period, we may incur foreign currency transactions gains or losses from transactions in currencies other than the functional currency and from changes in foreign exchange derivative contracts that were outstanding or settled during the period. The increase was primarily related to gains from our mutual funds held in Brazil.
Income Tax Expense
Income tax expense was $6.7 million for the three months ended September 30, 2019, an increase of $4.9 million, or 272.2%, compared to $1.8 million for the three months ended September 30, 2018. The increase was primarily due to increases in income before income taxes and our effective tax rate. During the three months ended September 30, 2019, our income before income taxes was $34.2 million, compared to $14.3 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, our effective tax rate was 19.5%, compared to 12.5% for the three months ended September 30, 2018. The increase was due to U.S. tax reform and changes in the mix of projected taxable income between tax jurisdictions partially offset by a decrease in the estimated blended rate for U.S. state taxes due to state apportionment and a decrease in withholding tax accruals.

Nine Months Ended September 30, 2019 Compared To Nine Months Ended September 30, 2018
Cash Collections
Cash collections were as follows for the periods indicated:

	For the Nine Months Ended September 30,		Change
(Amounts in thousands)	2019	2018	2019 vs. 2018
Americas-Core	$864,868	$711,242	$153,626
Americas-Insolvency	140,142	159,861	(19,719)
Europe-Core	353,410	330,248	23,162
Europe-Insolvency	26,242	21,145	5,097
Total cash collections	$1,384,662	$1,222,496	$162,166

Cash collections adjusted (1)	$1,384,662	$1,196,537	$188,125
Cash collections on fully amortized pools	36,628	42,020	(5,392)
Cash collections on cost recovery pools	10,268	31,704	(21,436)
Net finance receivables on cost recovery at period-end	36,168	73,114	(36,946)
(1) Cash collections adjusted refers to 2018 cash collections remeasured using 2019 exchange rates.
Cash collections were $1,384.7 million for the nine months ended September 30, 2019, an increase of $162.2 million or 13.3%, compared to $1,222.5 million for the nine months ended September 30, 2018. The increase was largely due to our U.S. legal collections increasing $76.5 million, or 34.9%, due primarily to the increase in the number of accounts placed in the legal channel, and our U.S. call center and other collections increasing $43.7 million, or 10.0%, due primarily to record Americas Core portfolio purchasing in 2018. Additionally, as a result of increased portfolio purchasing in South America and the acquisition of a business in Canada in the first quarter of 2019, Other Americas Core cash collections increased $33.4 million or 60.2%. Furthermore, our Europe Core cash collections increased $23.2 million or 7.0%, due primarily to elevated portfolio purchasing over the last four quarters and operational improvements. These increases were partially offset by a decline of $19.7 million, or 12.3%, in Americas Insolvency cash collections caused mainly by investment volumes in the U.S. not offsetting the runoff of our older portfolios.
Revenues
Total revenues were $747.9 million for the nine months ended September 30, 2019, an increase of $76.4 million, or 11.4%, compared to $671.5 million for the nine months ended September 30, 2018.
A summary of our revenue generation during the nine months ended September 30, 2019 and 2018 is as follows (amounts in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Cash collections	$1,384,662	$1,222,496
Principal amortization	(649,136)	(561,626)
Income recognized on finance receivables	735,526	660,870
Fee income	11,472	10,230
Other revenue	950	414
Total revenues	$747,948	$671,514
Income recognized on finance receivables
Income recognized on finance receivables was $735.5 million for the nine months ended September 30, 2019, an increase of $74.6 million, or 11.3%, compared to $660.9 million for the nine months ended September 30, 2018. The increase was primarily the result of the impact of recent Americas and Europe Core purchasing, sustained over-performance and related yield increases on select Americas and Europe Core pools, recent increased portfolio purchasing in South America, and the acquisition of a business in Canada in the first quarter of 2019.

Fee income
Fee income was $11.5 million in the nine months ended September 30, 2019, an increase of $1.3 million or 12.7%, compared to $10.2 million in the nine months ended September 30, 2018. The increase was primarily attributable to settlement timing at Claims Compensation Bureau.
Net Allowance Charges
For the nine months ended September 30, 2019, we recorded net allowance charges of $11.4 million, consisting of $10.7 million on our Americas Core portfolios and $1.4 million on our European portfolios. We also recorded net allowance reversals of $0.7 million on our Americas Insolvency portfolios. For the nine months ended September 30, 2018, we recorded net allowance charges of $12.0 million. On our Americas Core and Insolvency portfolios, we recorded net allowance charges of $9.7 million and $0.4 million, respectively. We also recorded net allowance charges of $1.9 million on our European Core portfolios.
Operating Expenses
Operating expenses were $559.6 million for the nine months ended September 30, 2019, an increase of $53.2 million or 10.5%, compared to $506.4 million for the nine months ended September 30, 2018.
Compensation and employee services
Compensation and employee services expenses were $234.8 million for the nine months ended September 30, 2019, a decrease of $5.5 million, or 2.3% compared to $240.3 million for the nine months ended September 30, 2018. The decrease in compensation expense was primarily attributable to a reduction in U.S. call centers workforce, as we balance the volume between the legal collection channel and call centers, and the result of the sale of RCB in December 2018. Total full-time equivalents decreased to 4,525 as of September 30, 2019, compared to 5,405 as of September 30, 2018.
Legal collection fees
Legal collection fees were $41.4 million for the nine months ended September 30, 2019, an increase of $10.0 million, or 31.8%, compared to $31.4 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in external legal cash collections in the U.S.
Legal collection costs
Legal collection costs were $99.7 million for the nine months ended September 30, 2019, an increase of $28.0 million, or 39.1%, compared to $71.7 million for the nine months ended September 30, 2018. The increase was primarily due to additional court costs related to the expansion of the number of accounts placed in the legal channel in the U.S.  This expansion was the result of a change in the nature of the accounts purchased, the regulatory environment and consumer behavior.
Agency fees
Agency fees were $39.8 million for the nine months ended September 30, 2019, an increase of $15.0 million or 60.5%, compared to $24.8 million for the nine months ended September 30, 2018. The increase was primarily due to the sale of the RCB operating platform which shifted certain expenses from fixed to variable and are now recorded as agency fees, the acquisition of a business in Canada in the first quarter of 2019, and higher volumes of servicing activity in areas where we utilize third-party collection agencies.
Outside fees and services
Outside fees and services expenses were $48.3 million for the nine months ended September 30, 2019, an increase of $3.9 million, or 8.8%, compared to $44.4 million for the nine months ended September 30, 2018. The increase was primarily the result of higher consulting fees and higher fees related to an increased number of debit card transactions partially offset by a decrease in litigation expenses.
Interest Expense, Net
Interest expense, net was $105.9 million for the nine months ended September 30, 2019, an increase of $18.4 million or 21.0%, compared to $87.5 million for the nine months ended September 30, 2018. The increase was primarily due to higher levels of average borrowings to fund increased portfolio investments paired with higher interest rates and the impact of changes in the fair value of our derivatives.

Interest expense, net consisted of the following for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	For the Nine Months Ended September 30,
	2019	2018	Change
Stated interest on debt obligations and unused line fees	$71,281	$61,314	$9,967
Coupon interest on convertible debt	15,525	15,525	—
Amortization of convertible debt discount	9,241	8,739	502
Amortization of loan fees and other loan costs	7,940	7,609	331
Change in fair value of derivatives	3,557	(3,205)	6,762
Interest income	(1,673)	(2,453)	780
Interest expense, net	$105,872	$87,529	$18,343
Foreign Exchange
Foreign exchange transaction gains were $11.4 million for the nine months ended September 30, 2019, compared to $3.6 million for the nine months ended September 30, 2018. The increase was primarily related to gains from our mutual funds held in Brazil.
Income Tax Expense
Income tax expense was $15.6 million for the nine months ended September 30, 2019, an increase of $3.8 million, or 32.2%, compared to $11.8 million for the nine months ended September 30, 2018. The increase was primarily due to increases in income before income taxes and our effective tax rate. During the nine months ended September 30, 2019, our income before income taxes increased $13.1 million or 18.9%, compared to the nine months ended September 30, 2018. During the nine months ended September 30, 2019, our effective tax rate was 19.0%, compared to 17.0% for the nine months ended September 30, 2018. The increase was due to U.S. tax reform and changes in the mix of projected taxable income between tax jurisdictions partially offset by a decrease in the estimated blended rate for U.S. state taxes due to state apportionment and a decrease in withholding tax accruals.

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

Purchase Price Multiples as of September 30, 2019 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Net Finance Receivables (3)	ERC-Historical Period Exchange Rates (4)	Total Estimated Collections (5)	ERC-Current Period Exchange Rates (6)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (7)
Americas-Core
1996-2008	$804,877	$8,490	$27,419	$2,425,165	$27,419	301%	236%
2009	125,151	639	18,247	460,461	18,247	368%	252%
2010	148,195	3,515	30,027	535,033	30,027	361%	247%
2011	209,603	7,961	50,087	737,214	50,087	352%	245%
2012	254,086	16,535	65,329	681,452	65,329	268%	226%
2013	390,869	38,399	109,324	938,672	109,324	240%	211%
2014	405,248	61,924	163,385	929,440	160,369	229%	204%
2015	443,848	102,848	243,713	966,657	243,407	218%	205%
2016	453,301	149,129	379,442	1,078,277	373,127	238%	201%
2017	533,807	265,095	567,649	1,161,384	564,334	218%	193%
2018	656,703	499,814	932,625	1,334,933	926,144	203%	202%
2019	459,598	435,407	860,881	937,092	860,064	204%	204%
Subtotal	4,885,286	1,589,756	3,448,128	12,185,780	3,427,878
Americas-Insolvency
2004-2008	241,465	—	448	365,605	448	151%	155%
2009	155,988	—	840	470,598	840	302%	214%
2010	208,942	—	1,454	547,009	1,454	262%	184%
2011	180,433	—	88	369,083	88	205%	155%
2012	251,396	—	17	391,089	17	156%	136%
2013	227,835	—	2,551	354,851	2,551	156%	133%
2014	148,691	1,406	5,964	218,549	5,940	147%	124%
2015	63,181	7,258	12,780	86,964	12,780	138%	125%
2016	92,279	19,671	27,305	117,446	27,285	127%	123%
2017	275,264	107,680	143,688	353,244	143,688	128%	125%
2018	97,931	79,038	99,611	126,652	99,611	129%	127%
2019	100,386	94,840	119,928	128,445	119,928	128%	128%
Subtotal	2,043,791	309,893	414,674	3,529,535	414,630
Total Americas	6,929,077	1,899,649	3,862,802	15,715,315	3,842,508
Europe-Core
2012	20,412	—	327	39,513	248	194%	187%
2013	20,335	—	195	24,498	145	120%	119%
2014	796,811	192,008	854,639	2,259,859	701,472	284%	208%
2015	419,914	159,131	360,300	745,775	310,369	178%	160%
2016	348,302	189,438	359,369	589,991	342,151	169%	167%
2017	246,788	155,676	242,515	349,804	225,806	142%	144%
2018 (8)	345,303	264,945	426,316	520,260	405,173	151%	148%
2019	291,383	266,870	437,734	462,958	423,899	159%	159%
Subtotal	2,489,248	1,228,068	2,681,395	4,992,658	2,409,263
Europe-Insolvency
2014	10,876	372	1,194	17,943	1,024	165%	129%
2015	19,236	3,213	6,809	29,121	5,607	151%	139%
2016	41,873	13,111	20,782	60,799	19,700	145%	130%
2017	38,424	25,256	32,504	48,592	30,255	126%	128%
2018	45,590	38,687	49,601	56,421	47,047	124%	123%
2019	31,569	30,457	40,980	41,961	40,300	133%	133%
Subtotal	187,568	111,096	151,870	254,837	143,933
Total Europe	2,676,816	1,339,164	2,833,265	5,247,495	2,553,196
Total PRA Group	$9,605,893	$3,238,813	$6,696,067	$20,962,810	$6,395,704

(1)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our non-U.S. amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our non-U.S. amounts, Net Finance Receivables are presented at the September 30, 2019 exchange rate.

(4)	For our non-U.S. amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(5)	For our non-U.S. amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our non-U.S. amounts, ERC-Current Period Exchange Rates is presented at the September 30, 2019 exchange rate.

(7)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

(8)	Includes a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Portfolio Financial Information Year-to-date as of September 30, 2019 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Net Allowance Charges/(Reversals) (3)	Net Revenue (3)(4)	Net Finance Receivables as of September 30, 2019 (5)
Americas-Core
1996-2008	$804,877	$9,920	$6,713	$3,207	$(2,595)	$9,308	$8,490
2009	125,151	5,414	5,076	338	(325)	5,401	639
2010	148,195	7,193	6,193	1,000	125	6,068	3,515
2011	209,603	13,158	11,388	1,770	700	10,688	7,961
2012	254,086	14,348	10,740	3,608	(555)	11,295	16,535
2013	390,869	29,742	20,902	8,840	3,155	17,747	38,399
2014	405,248	45,039	29,808	15,231	3,838	25,970	61,924
2015	443,848	67,765	41,259	26,506	4,445	36,814	102,848
2016	453,301	113,199	68,750	44,449	1,625	67,125	149,129
2017	533,807	204,557	99,359	105,198	309	99,050	265,095
2018	656,703	278,330	151,021	127,309	—	151,021	499,814
2019	459,598	76,203	52,441	23,762	—	52,441	435,407
Subtotal	4,885,286	864,868	503,650	361,218	10,722	492,928	1,589,756
Americas-Insolvency
2004-2008	241,465	161	161	—	—	161	—
2009	155,988	364	364	—	—	364	—
2010	208,942	526	526	—	—	526	—
2011	180,433	609	609	—	—	609	—
2012	251,396	1,518	1,518	—	—	1,518	—
2013	227,835	2,382	2,382	—	—	2,382	—
2014	148,691	13,929	8,151	5,778	195	7,956	1,406
2015	63,181	12,985	4,013	8,972	—	4,013	7,258
2016	92,279	15,660	3,790	11,870	(935)	4,725	19,671
2017	275,264	63,150	15,250	47,900	—	15,250	107,680
2018	97,931	20,342	5,641	14,701	—	5,641	79,038
2019	100,386	8,516	2,972	5,544	—	2,972	94,840
Subtotal	2,043,791	140,142	45,377	94,765	(740)	46,117	309,893
Total Americas	6,929,077	1,005,010	549,027	455,983	9,982	539,045	1,899,649
Europe-Core
2012	20,412	1,068	1,068	—	—	1,068	—
2013	20,335	699	615	84	—	615	—
2014	796,811	130,935	91,212	39,723	(1,370)	92,582	192,008
2015	419,914	50,217	24,535	25,682	(2,448)	26,983	159,131
2016	348,302	43,859	21,328	22,531	3,116	18,212	189,438
2017	246,788	33,446	10,838	22,608	2,066	8,772	155,676
2018 (6)	345,303	68,399	19,988	48,411	215	19,773	264,945
2019	291,383	24,787	8,002	16,785	—	8,002	266,870
Subtotal	2,489,248	353,410	177,586	175,824	1,579	176,007	1,228,068
Europe-Insolvency
2014	10,876	1,243	651	592	—	651	372
2015	19,236	3,026	1,355	1,671	(72)	1,427	3,213
2016	41,873	8,233	3,103	5,130	(62)	3,165	13,111
2017	38,424	6,739	1,688	5,051	—	1,688	25,256
2018	45,590	6,046	1,730	4,316	—	1,730	38,687
2019	31,569	955	386	569	—	386	30,457
Subtotal	187,568	26,242	8,913	17,329	(134)	9,047	111,096
Total Europe	2,676,816	379,652	186,499	193,153	1,445	185,054	1,339,164
Total PRA Group	$9,605,893	$1,384,662	$735,526	$649,136	$11,427	$724,099	$3,238,813

(1)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(2)
For our non-U.S. amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our non-U.S. amounts, amounts are presented using the average exchange rates during the current reporting period.

(4)	Net Revenue refers to income recognized on finance receivables, net of allowance charges/(reversals).

(5)	For our non-U.S. amounts, net finance receivables are presented at the September 30, 2019 exchange rate.

(6)	Includes a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (1) as of September 30, 2019 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Americas-Core
1996-2008	$804,877	$1,366,034	$240,929	$200,052	$169,205	$132,255	$95,262	$66,274	$46,277	$29,734	$19,458	$15,092	$9,920	$2,390,492
2009	125,151	—	40,703	95,627	84,339	69,385	51,121	35,555	24,896	16,000	10,994	8,180	5,414	442,214
2010	148,195	—	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	15,587	11,140	7,193	505,008
2011	209,603	—	—	—	61,971	174,461	152,908	108,513	73,793	48,711	31,991	21,622	13,158	687,128
2012	254,086	—	—	—	—	56,901	173,589	146,198	97,267	59,981	40,042	27,797	14,348	616,123
2013	390,869	—	—	—	—	—	101,614	247,849	194,026	120,789	78,880	56,449	29,742	829,349
2014	405,248	—	—	—	—	—	—	92,660	253,448	170,311	114,219	82,244	45,039	757,921
2015	443,848	—	—	—	—	—	—	—	116,951	228,432	185,898	126,605	67,765	725,651
2016	453,301	—	—	—	—	—	—	—	—	138,723	256,531	194,605	113,199	703,058
2017	533,807	—	—	—	—	—	—	—	—	—	107,327	278,733	204,557	590,617
2018	656,703	—	—	—	—	—	—	—	—	—	—	122,712	278,330	401,042
2019	459,598	—	—	—	—	—	—	—	—	—	—	—	76,203	76,203
Subtotal	4,885,286	1,366,034	281,632	342,755	429,069	542,875	656,508	752,995	844,768	837,196	860,927	945,179	864,868	8,724,806
Americas-Insolvency
2004-2008	241,465	117,972	69,736	65,321	53,924	37,530	13,534	3,035	1,836	1,098	653	356	161	365,156
2009	155,988	—	16,635	81,780	102,780	107,888	95,725	53,945	5,781	2,531	1,581	747	364	469,757
2010	208,942	—	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	2,425	1,352	526	545,555
2011	180,433	—	—	—	15,218	66,379	82,752	85,816	76,915	35,996	3,726	1,584	609	368,995
2012	251,396	—	—	—	—	17,388	103,610	94,141	80,079	60,715	29,337	4,284	1,518	391,072
2013	227,835	—	—	—	—	—	52,528	82,596	81,679	63,386	47,781	21,948	2,382	352,300
2014	148,691	—	—	—	—	—	—	37,045	50,880	44,313	37,350	28,759	13,929	212,276
2015	63,181	—	—	—	—	—	—	—	3,395	17,892	20,143	19,769	12,985	74,184
2016	92,279	—	—	—	—	—	—	—	—	18,869	30,426	25,047	15,660	90,002
2017	275,264	—	—	—	—	—	—	—	—	—	49,093	97,315	63,150	209,558
2018	97,931	—	—	—	—	—	—	—	—	—	—	6,700	20,342	27,042
2019	100,386	—	—	—	—	—	—	—	—	—	—	—	8,516	8,516
Subtotal	2,043,791	117,972	86,371	186,587	276,421	354,205	469,866	458,451	344,214	249,808	222,515	207,861	140,142	3,114,413
Total Americas	6,929,077	1,484,006	368,003	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	1,083,442	1,153,040	1,005,010	11,839,219
Europe-Core
2012	20,412	—	—	—	—	11,604	8,995	5,641	3,175	2,198	2,038	1,996	1,068	36,715
2013	20,335	—	—	—	—	—	7,068	8,540	2,347	1,326	1,239	1,331	699	22,550
2014	796,811	—	—	—	—	—	—	153,180	291,980	246,365	220,765	206,255	130,935	1,249,480
2015	419,914	—	—	—	—	—	—	—	45,760	100,263	86,156	80,858	50,217	363,254
2016	348,302	—	—	—	—	—	—	—	—	40,368	78,915	72,603	43,859	235,745
2017	246,788	—	—	—	—	—	—	—	—	—	17,894	56,033	33,446	107,373
2018 (4)	345,303	—	—	—	—	—	—	—	—	—	—	24,326	68,399	92,725
2019	291,383	—	—	—	—	—	—	—	—	—	—	—	24,787	24,787
Subtotal	2,489,248	—	—	—	—	11,604	16,063	167,361	343,262	390,520	407,007	443,402	353,410	2,132,629
Europe-Insolvency
2014	10,876	—	—	—	—	—	—	5	4,297	3,921	3,207	2,620	1,243	15,293
2015	19,236	—	—	—	—	—	—	—	2,954	4,366	5,013	4,783	3,026	20,142
2016	41,873	—	—	—	—	—	—	—	—	6,175	12,703	12,856	8,233	39,967
2017	38,424	—	—	—	—	—	—	—	—	—	1,233	7,862	6,739	15,834
2018	45,590	—	—	—	—	—	—	—	—	—	—	642	6,046	6,688
2019	31,569	—	—	—	—	—	—	—	—	—	—	—	955	955
Subtotal	187,568	—	—	—	—	—	—	5	7,251	14,462	22,156	28,763	26,242	98,879
Total Europe	2,676,816	—	—	—	—	11,604	16,063	167,366	350,513	404,982	429,163	472,165	379,652	2,231,508
Total PRA Group	$9,605,893	$1,484,006	$368,003	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$1,512,605	$1,625,205	$1,384,662	$14,070,727

(1)	For our non-U.S. amounts, cash collections are presented using the average exchange rates during the cash collection period.

(2)	The amount reflected in Purchase Price also includes the acquisition date finance receivables portfolios that were acquired through our various business acquisitions.

(3)
For our non-U.S. amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

(4)	Includes a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Estimated remaining collections
The following chart shows our total ERC of $6,395.7 million at September 30, 2019 by geographical region (amounts in millions).
Seasonality

Cash collections in the Americas tend to be higher in the first quarter of the year due to income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, holiday spending habits, and other factors.

Cash collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2019			2018				2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas-Core	$279,902	$294,243	$290,723	$233,937	$231,253	$233,752	$246,237	$204,245
Americas-Insolvency	45,759	49,770	44,613	48,000	48,518	56,063	55,280	59,103
Europe-Core	118,917	117,635	116,858	113,154	102,780	109,359	118,109	107,124
Europe-Insolvency	8,639	8,626	8,977	7,618	6,731	7,460	6,954	5,794
Total Cash Collections	$453,217	$470,274	$461,171	$402,709	$389,282	$406,634	$426,580	$376,266

The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
U.S. Core Portfolio Cash Collections by Source Amounts in thousands

	2019			2018				2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Call Center and Other Collections	$149,782	$160,479	$169,753	$134,543	$137,325	$143,527	$155,448	$120,349
External Legal Collections	64,301	63,490	57,419	47,410	41,935	40,631	38,891	31,960
Internal Legal Collections	35,679	38,065	37,018	30,724	32,064	32,532	33,423	31,154
Total US-Core Cash Collections	$249,762	$262,034	$264,190	$212,677	$211,324	$216,690	$227,762	$183,463
Collections productivity (U.S. portfolio)
The following tables display certain collections productivity measures.
Cash Collections per Collector Hour Paid U.S. Portfolio

	Total U.S. core cash collections (1)
	2019	2018	2017	2016	2015
First Quarter	$215	$176	$254	$274	$247
Second Quarter	226	152	202	269	245
Third Quarter	205	163	191	281	250
Fourth Quarter	—	163	170	248	239

	Call center and other cash collections (2)
	2019	2018	2017	2016	2015
First Quarter	$139	$121	$161	$168	$143
Second Quarter	139	101	129	167	141
Third Quarter	124	107	125	177	145
Fourth Quarter	—	104	112	153	139

(1)
Represents total cash collections less Insolvency cash collections from trustee-administered accounts. This metric includes cash collections from Insolvency accounts administered by the Core call centers as well as cash collections generated by our internal staff of legal collectors. This calculation does not include hours worked by our internal staff of legal collectors or employees processing the required notifications to trustees on Insolvency accounts.

(2)	Represents total cash collections less internal legal cash collections, external legal cash collections, and Insolvency cash collections from trustee-administered accounts.

Portfolio purchasing
The following graph shows the purchase price of our portfolios by year since 2009. It includes the acquisition date finance receivable portfolios that were acquired through our various business acquisitions. The 2019 totals represent portfolio purchases through the nine months ended September 30, 2019 while the prior years totals are for the full year.
The following table displays our quarterly portfolio purchases for the periods indicated.
Portfolio Purchases by Geography and Type Amounts in thousands

	2019			2018				2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas-Core	$168,185	$121,996	$169,189	$172,511	$170,426	$182,768	$131,427	$160,278
Americas-Insolvency	26,311	26,092	48,243	52,871	17,151	16,651	13,436	44,195
Europe-Core (1)	64,728	136,344	94,283	231,810	45,754	19,403	18,000	152,417
Europe-Insolvency	19,772	4,715	7,134	33,661	4,159	2,577	5,392	17,698
Total Portfolio Purchasing	$278,996	$289,147	$318,849	$490,853	$237,490	$221,399	$168,255	$374,588

(1)
The Europe-Core purchases in the above table and graph exclude a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the consolidation of a Polish investment fund.

Portfolio purchases by stratifications (U.S. only)
The following table categorizes our quarterly U.S. portfolio purchases for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 53 million customer accounts in the U.S.
U.S. Portfolio Purchases by Major Asset Type Amounts in thousands

	2019			2018				2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Major Credit Cards	$50,500	$39,468	$43,440	$65,025	$78,864	$100,160	$84,858	$87,895
Private Label Credit Cards	72,714	70,536	84,515	100,633	100,517	82,406	47,962	90,332
Consumer Finance	2,090	28,649	2,424	2,619	2,248	4,098	3,558	2,360
Auto Related	638	1,407	30,358	31,892	330	427	613	21,219
Total	$125,942	$140,060	$160,737	$200,169	$181,959	$187,091	$136,991	$201,806

U.S. Portfolio Purchases by Delinquency Category Amounts in thousands

	2019			2018				2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Fresh (1)	$27,600	$33,288	$51,212	$61,730	$61,882	$80,976	$71,067	$76,910
Primary (2)	17,658	40,027	19,725	39,690	37,670	34,166	3,290	23,100
Secondary (3)	50,082	34,920	35,857	45,878	63,525	55,299	49,198	48,865
Tertiary (3)	6,483	5,733	4,435	—	—	—	—	8,736
Insolvency	24,119	26,092	48,243	52,871	17,151	16,650	13,436	44,195
Other (4)	—	—	1,265	—	1,731	—	—	—
Total	$125,942	$140,060	$160,737	$200,169	$181,959	$187,091	$136,991	$201,806

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
Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of September 30, 2019, cash and cash equivalents totaled $90.0 million, of which $73.0 million consisted of cash on hand related to foreign operations with indefinitely reinvested earnings. See the "Undistributed Earnings of Foreign Subsidiaries" section below for more information.
At September 30, 2019, we had approximately $2.6 billion in borrowings outstanding with $714.1 million of availability under all our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of September 30, 2019, the amount available to be drawn was $424.9 million. Of the $714.1 million of borrowing availability, $240.7 million was available under our European credit facility, $468.5 million was available under our North American credit facility, and $4.9 million was under our Colombian credit facility. Of the $424.9 million available considering borrowing base restrictions, $145.0 million was available under our European credit facility, $275.0 million was available under our North American credit facility and $4.9 million was under our Colombian credit facility. For more information, see Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $122.2 million as of September 30, 2019). Interest-bearing deposits as of September 30, 2019 were $112.0 million.
We believe we were in compliance with the covenants of our financing arrangements as of September 30, 2019.
We have the ability to slow the purchasing of finance receivables if necessary, with low impact to current year cash collections. For example, we invested $1.1 billion in portfolio purchases in 2018. The portfolios purchased in 2018 generated $154.4 million of cash collections, representing only 9.5% of 2018 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2021. Of our $427.5 million in term loans outstanding at September 30, 2019, $10.0 million is due within one year. Additionally, the $287.5 million principal amount of the 2020 Notes is due August 1, 2020. Based upon our current availability considering borrowing base restrictions in North America ($275.0 million) our cash on hand, our current ability to negotiate extensions or renew our lines of credit and to secure additional financing or equity capital in the open market, and our strong operating cash flows, we believe that we have the ability to settle this instrument in cash at maturity.
We have in place forward flow commitments for the purchase of nonperforming loans with a maximum purchase price of $725.1 million as of September 30, 2019. We may also enter into new or renewed flow commitments and close on spot transactions in addition to the aforementioned flow agreements.

On May 10, 2017, we reached a settlement with the Internal Revenue Service in regards to its assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, our tax accounting method to recognize finance receivables revenue changed effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method is being incorporated evenly into our tax filings over four years effective with tax year 2017. We estimate the related tax payments for future years to be approximately $9.3 million per quarter.
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
Cash Flows Analysis
Our operating activities provided cash of $70.7 million for the nine months ended September 30, 2019, compared to $68.1 million for the nine months ended September 30, 2018. The change was primarily due to cash collections recognized as revenue mostly offset by increases in cash paid for operating expenses, interest, and income taxes. Key drivers of operating activities were adjusted for (i) non-cash items included in net income such as provisions for unrealized gains and losses, depreciation and amortization, deferred taxes and stock-based compensation and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Our investing activities used cash of $233.1 million and $62.6 million for the nine months ended September 30, 2019 and 2018, respectively. Cash used in investing activities is mainly driven by acquisitions of nonperforming loans and business acquisitions. Cash provided by investing activities is mainly driven by cash collections applied to principal on finance receivables and proceeds from sale of investments and subsidiaries. The change in net cash used in investing activities is primarily due to an increase in the amounts of acquisitions of finance receivables, which totaled $833.0 million during the nine months ended September 30, 2019, compared to $621.5 million during the nine months ended September 30, 2018. In addition, net cash used was impacted by $57.6 million in business acquisitions during the nine months ended September 30, 2019 as well as $31.2 million cash proceeds received in January 2019 associated with the sale of RCB in the fourth quarter of 2018. Furthermore, for the nine months ended September 30, 2018, we received cash of $17.5 million upon consolidation of a Polish investment fund previously recorded as an investment whereas we did not have any similar transaction occur in the current year period. These were partially offset by an increase in collections applied to principal on finance receivables which totaled $649.1 million during the nine months ended September 30, 2019, compared to $561.6 million during the nine months ended September 30, 2018.
Our financing activities provided cash of $167.6 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively. Cash for financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt. The change in cash provided by financing activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in net draws on our lines of credit and long-term debt and net contribution from noncontrolling interests. Net draws on our borrowing activities totaled $116.1 million nine months ended September 30, 2019 compared to net repayments of $34.0 million during the nine months ended September 30, 2018. Additionally, net contributions from noncontrolling interests totaled $17.8 million during the nine months ended September 30, 2019 as compared to net distributions to noncontrolling interests of $14.0 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019 we had an increase in interest bearing deposits of $38.6 million, compared to a decrease of $12.2 million during the nine months ended September 30, 2018.
Undistributed Earnings of Foreign Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of foreign subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of foreign subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of foreign subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed foreign earnings. The amount of cash on hand related to foreign operations with indefinitely reinvested earnings was $73.0 million and $78.6 million as of September 30, 2019 and December 31, 2018, respectively. Refer to Note11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed foreign earnings.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $2.0 billion as of September 30, 2019. Based on our debt structure at September 30, 2019, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $4.9 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $5.5 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. Further, effective in the second quarter of 2018, we began to apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remain highly effective at September 30, 2019. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended September 30, 2019, we generated $83.7 million of revenues from operations outside the U.S. and used 11 functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of September 30, 2019, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

November 7, 2019	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2019	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)