Form 10-K
period 2019-12-31
PRA GROUP INC
filed 2020-03-02
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
(Address of principal executive offices, zip code, telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PRAA	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2019 was $1,255,667,779 based on the $28.14 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant's Common Stock outstanding as of February 25, 2020 was 45,416,258.
Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:
This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	a deterioration in the economic or inflationary environment in the Americas or Europe, including the interest rate environment;

•	changes in the credit or capital markets, which affect our ability to borrow money or raise capital;

•	our ability to replace our portfolios of nonperforming loans with additional portfolios sufficient to operate efficiently and profitably;

•	our ability to purchase nonperforming loans at appropriate prices;

•	our ability to collect sufficient amounts on our nonperforming loans to fund our operations;

•	the possibility that we could recognize significant decreases in our estimate of future recoveries on nonperforming loans;

•
changes in, or interpretations of, federal, state, local, or international laws, including bankruptcy and collection laws, or changes in the administrative practices of various bankruptcy courts, which could negatively affect our business or our ability to collect on nonperforming loans;

•	changes in accounting standards and their interpretations;

•	our ability to manage risks associated with our international operations;

•	changes in tax laws and interpretations regarding earnings of our domestic and international operations;

•	the impact of the Tax Cuts and Jobs Act ("Tax Act") including interpretations and determinations by tax authorities;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	adverse effects from the exit of the United Kingdom ("UK") from the European Union ("EU");

•	our loss contingency accruals may not be adequate to cover actual losses;

•	adverse outcomes in pending litigation or administrative proceedings;

•	the possibility that class action suits and other litigation could divert management's attention and increase our expenses;

•	the possibility that we could incur business or technology disruptions or cyber incidents;

•	disruptions of business operations caused by the under performance or failure of information technology infastructure, networks or telephone systems;

•	our ability to collect and enforce our nonperforming loans may be limited under federal, state, and international laws, regulations, and policies;

•
our ability to comply with existing and new regulations of the collection industry, the failure of which could result in penalties, fines, litigation, damage to our reputation, or the suspension or termination of or required modification to our ability to conduct our business;

•
investigations, reviews, or enforcement actions by governmental authorities, including the Consumer Financial Protection Bureau ("CFPB"), which could result in changes to our business practices, negatively impact our portfolio acquisitions volume, make collection of account balances more difficult, or expose us to the risk of fines, penalties, restitution payments, and litigation;

•
the possibility that compliance with complex and evolving international and United States ("U.S.") laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;

•	our ability to comply with data privacy regulations such as the General Data Protection Regulation ("GDPR");

•	our ability to retain, expand, renegotiate or replace our credit facilities and our ability to comply with the covenants under our financing arrangements;

•	our ability to raise the funds necessary to repurchase our convertible senior notes or to settle conversions in cash;

•	our ability to refinance our indebtedness, including our outstanding convertible senior notes;

•	changes in interest or exchange rates, which could reduce our net income, and the possibility that future hedging strategies may not be successful;

•	the possibility that the adoption of future accounting standards could negatively impact our business;

•	default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses;

•	uncertainty about the future of the London Inter-Bank Offer Rate ("LIBOR") may adversely affect our business; and

•	the risk factors discussed herein and in our other filings with the Securities and Exchange Commission ("SEC").
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
Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We do not, by policy, confirm forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not our responsibility.
PART I
Item 1. Business.
General
Headquartered in Norfolk, Virginia and incorporated in Delaware, we are a global financial and business services company with operations in the Americas, Europe, and Australia.
Our primary business is the purchase, collection, and management of portfolios of nonperforming loans. The accounts we purchase are primarily the unpaid obligations of individuals owed to credit grantors, which include banks and other types of consumer, retail, and auto finance companies. We purchase portfolios of nonperforming loans at a discount in two broad categories: Core and Insolvency. Our Core operation specializes in purchasing and collecting nonperforming loans, which we purchased since either the credit grantor and/or other third-party collection agencies have been unsuccessful in collecting the full balance owed. Our Insolvency operation consists primarily of purchasing and collecting on nonperforming loan accounts where the customer is involved in a bankruptcy proceeding or the equivalent in some European countries. We also provide fee-based services on class action claims recoveries and by servicing consumer bankruptcy accounts in the U.S.
We have one reportable segment based on similarities among the operating units, including the nature of the products and services, the nature of the production processes, the types or classes of customers for our products and services, the methods used to distribute our products and services, and the nature of the regulatory environment.
We were initially formed as Portfolio Recovery Associates, L.L.C., a Delaware limited liability company, on March 20, 1996. We formed Portfolio Recovery Associates, Inc. in August 2002 in order to become a publicly traded company and our common stock began trading on the Nasdaq Global Select Market ("Nasdaq") on November 8, 2002. We changed our legal name to PRA Group, Inc. on October 23, 2014.
We acquired Aktiv Kapital AS ("Aktiv"), a Norway-based company specializing in the purchase, collection, and management of portfolios of nonperforming loans throughout Europe and Canada, on July 16, 2014. On April 26, 2016, we acquired DTP S.A. ("DTP"), a Polish-based debt collection company, further building our in-house collection efforts in Poland.
We expanded into South America on August 3, 2015 by acquiring 55% of the equity interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil. On December 20, 2018, we entered into a strategic partnership with Banco Bradesco S.A. (“Bradesco”), under which Bradesco purchased 79% of our interest in RCB's servicing platform with PRA Group retaining an 11.7% equity interest. The sale did not impact the nonperforming loan purchasing business that we have established in Brazil in partnership with the previous owners of RCB, as it was not part of the sale to Bradesco.
On March 1, 2019, we entered into a share purchase agreement to acquire the majority of the assets of a business in Canada, which was consolidated through our current Canadian business.
Additionally, we are planning to begin operations in Australia in the future, leveraging an entity we set up in 2011.
All references in this Form 10-K to the "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries.

Nonperforming Loan Portfolio Acquisitions
To identify buying opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of nonperforming loans. From these sellers, we have aquired a variety of nonperforming loans including Visa® and MasterCard® credit cards, private label and other credit cards, installment loans, lines of credit, deficiency balances of various types, legal judgments, and trade payables. Sellers of nonperforming loans include major banks, credit unions, consumer finance companies, retailers, utilities, automobile finance companies, and other debt owners. The price at which we purchase portfolios depends on the age of the portfolio, whether it is a Core or Insolvency portfolio, geographic distribution, the seller's selection criteria, our historical experience with a certain asset type or credit grantor, and other similar factors.
We purchase portfolios of nonperforming loans from credit grantors through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of nonperforming loans and will seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the credit grantor will contact one or more purchasers directly, receive a bid, and negotiate the terms of sale. In either case, typically, invited purchasers will have already successfully completed a qualification process that can include the seller's review of any or all of the following: the purchaser's experience, reputation, financial standing, operating procedures, business practices, and compliance oversight.
We purchase portfolios of nonperforming loans through either single portfolio transactions, referred to as spot sales, or through the pre-arranged purchase of multiple portfolios over time, referred to as forward flow sales. Under a forward flow contract, we agree to purchase statistically similar nonperforming loan portfolios from credit grantors on a periodic basis, at a negotiated price over a specified time period, generally from three to twelve months.
Nonperforming Loan Portfolio Collection Operations
Call Center Operations
In higher volume markets, our collection efforts leverage internally staffed call centers. In some newer markets or in markets that have less consistent debt purchasing patterns, most notably outside the U.S., we may utilize external vendors to do some of this work. Whether the accounts are being worked internally or externally, we utilize our proprietary analysis to proportionally direct work efforts to those customers most likely to pay. The analysis driving those decisions relies on models and variables that have the highest correlation to profitable collections from call activity.
Legal Recovery - Core Portfolios
An important component of our collections effort involves our legal recovery operations and the judicial collection of balances from customers who, in general, we believe have the ability, but not the willingness, to resolve their obligations. There are some markets in which the collection process follows a prescribed, time-sensitive and sequential set of legal actions, but in the majority of instances, we use models and analysis to select those accounts reflecting a high propensity to pay in a legal environment. Depending on the characteristics of the receivable and the applicable local collection laws, we determine whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time and can be costly, but when accounts are selected properly, it also usually generates net cash collections that likely would not have been realized otherwise. We use a combination of internal staff (attorney and support) and external staff to pursue legal collections under certain circumstances, as we deem appropriate.
Insolvency Operations
Insolvency Operations in the U.S. manages customer filings under the U.S. Bankruptcy Code on debtor accounts derived from two sources: (1) our purchased pools of bankrupt nonperforming loans and (2) our Core purchased pools of nonperforming loans that have filed for bankruptcy protection after being purchased by us. We file proofs of claim ("POCs") or claim transfers and actively manage these accounts through the entire life cycle of the bankruptcy proceeding to substantiate our claims and ensure that we participate in any distributions to creditors. Outside of the U.S., similar insolvency work is primarily outsourced to third parties.
Insolvency accounts in the U.S. are typically those filed under Chapter 13 of the U.S. Bankruptcy Code, have an associated payment plan that generally ranges from three to five years in duration, and can be purchased at any stage in the bankruptcy plan life cycle. Portfolios sold close to the filing of the bankruptcy plan will generally take months to generate cash flow; however, aged portfolios sold years after the filing of the bankruptcy plan will typically generate cash flows immediately. Non-U.S. insolvency accounts may have some slight differences, but generally operate in a similar manner. In Canada, we purchase consumer proposal, consumer credit counseling and bankrupt accounts. In the UK, we purchase individual voluntary arrangements, company voluntary arrangements, trust deeds, and bankrupt accounts. In Germany, we purchase consumer bankruptcies, which may also consist of small business loans with a personal guarantee.

Fee-Based Services
In addition to the purchase, collection, and management of portfolios of nonperforming loans, we provide fee-based services including class action claims recovery purchasing and servicing through Claims Compensation Bureau, LLC ("CCB") and third-party servicing of bankruptcy accounts in the U.S.
Seasonality
Cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.
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
We face bidding competition in our purchase of nonperforming loans and in obtaining placements for our fee-based businesses. We also compete on the basis of reputation, industry experience, and performance. We believe that our competitive strengths include our disciplined and proprietary underwriting process, the extensive data set we have developed since our founding in 1996, our ability to bid on portfolios at appropriate prices, our capital position, our reputation from previous portfolio purchase transactions, our ability to close transactions in a timely fashion, our strong relationships with credit grantors, our team of well-trained collectors who provide quality customer service while complying with applicable collection laws, and our ability to efficiently and effectively collect on various asset types.
Compliance
Our approach to compliance is multifaceted and comprehensive and is overseen by both the Board of Directors and management. Our compliance management system includes policies and procedures, training, monitoring, and consumer complaint response. In addition, our compliance expectations extend to our service providers. Our compliance management system is predicated on the following:

•	our Code of Conduct, which applies to all directors, officers, and employees, is available at the Investor Relations page of our website at www.pragroup.com;

•	compliance and ethics training for our directors, officers, and employees;

•
a confidential telephone and email hotline and web-based portals to report suspected compliance violations, fraud, financial reporting, accounting, and auditing matters, and other acts that may be illegal and/or unethical;

•	regular testing by our compliance and internal audit departments of controls embedded in business processes designed to foster compliance with laws, regulations, and internal policy; and

•
regular evaluation of the legislative and regulatory environment and monitoring of statutory and regulatory changes and relevant case law, so that operations personnel are aware of and in compliance with the laws and judicial decisions that may impact their job duties.

Regulation
We are subject to a variety of federal, state, local, and international laws that establish specific guidelines and procedures that debt collectors must follow when collecting customer accounts, including laws relating to the collection, use, retention, security, and transfer of personal information. It is our policy to comply with applicable federal, state, local, and international laws in all our activities even though there are inconsistencies between jurisdictions and frequent changes in these laws and regulations, including their interpretation and application. Our failure to comply with these laws could result in enforcement action against us, the payment of significant fines and penalties, restrictions upon our operations, or our inability to recover amounts owed to us. Significant laws and regulations applicable to our business include the following:

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

•
U.S. Foreign Corrupt Practices Act ("FCPA"), United Kingdom Bribery Act ("UK Bribery Act") and Similar Laws. Our operations outside the U.S. are subject to various U.S. and international laws and regulations, such as the FCPA and the UK Bribery Act, which prohibit corrupt payments to governmental officials and certain other individuals. The FCPA prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage or help obtain or retain business. Although similar to the FCPA, the UK Bribery Act is broader in scope and covers bribes given to or received by any person with improper intent.

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

•
International data protection and privacy laws, which include relevant country specific legislation in the United Kingdom and other European countries where we operate that regulate the processing of information relating to individuals, including the obtaining, holding, use or disclosure of such information; the Personal Information Protection and Electronic Documents Act, which aims to protect personal information that is collected, used or disclosed in certain circumstances for purposes of electronic commerce in Canada; and the EU GDPR, which regulates the processing and free movement of personal data within the EU and transfer of such data outside the EU.

•
Consumer Credit Act 1974 (and its related regulations), Unfair Terms in Consumer Contracts Regulations of 1999 and the Financial Conduct Authority's consumer credit conduct of business rules, which apply to our international operations and govern consumer credit agreements.

In addition, certain of our EU subsidiaries are subject to capital adequacy and liquidity requirements.
Employees
As of December 31, 2019, we employed 4,412 full-time equivalents globally. Management considers our employee relations to be good. While none of our North American employees are represented by a union or covered by a collective bargaining agreement, in Europe we work closely with a number of works councils, and in countries where it is the customary local practice, such as Finland and Spain, we have collective bargaining agreements.

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
Risks related to our operations and industry
A deterioration in the economic or inflationary environment in the Americas or Europe could have an adverse effect on our business and results of operations.
Our performance may be adversely affected by economic, political or inflationary conditions in any market in which we operate. These conditions could include regulatory developments, changes in global or domestic economic policy, legislative changes, the sovereign debt crises experienced in several European countries and the uncertainty regarding the EU’s future as a result of the UK's departure from the EU. Deterioration in economic conditions, or a significant rise in inflation could cause personal bankruptcy and insolvency filings to increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our business and financial results. Deteriorating economic conditions could also adversely impact the businesses to which we provide fee-based services, which could reduce our fee income and cash flow.
If global credit market conditions and the stability of global banks deteriorate, it could negatively impact the generation of comprehensive receivable buying opportunities which could adversely affect our business, financial results, and ability to succeed in international markets. If conditions in major credit markets deteriorate, the amount of consumer or commercial lending and financing could be reduced, thus decreasing the volume of nonperforming loans available for our purchase.
Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our bank loans and credit facilities and our access to capital and credit. The financial turmoil that adversely affected the banking system and financial markets during the last domestic recession resulted in the tightening of credit markets. Although there has since been improvement, a worsening of current conditions could have a negative impact on our business, including a decrease in the value of our financial investments and the insolvency of lending institutions, including the lenders providing our bank loans and credit facilities, resulting in our difficulty in or inability to obtain credit. These and other economic factors could have an adverse effect on our financial condition and results of operations.
We may not be able to continually replace our nonperforming loans with additional portfolios sufficient to operate efficiently and profitably, and/or we may not be able to purchase nonperforming loans at appropriate prices.
To operate profitably, we must purchase and service a sufficient amount of nonperforming loans to generate revenue that exceeds our expenses. Fixed costs such as salaries and other compensation expense constitute a significant portion of our overhead and, if we do not replace the nonperforming loan portfolios we service with additional portfolios, we may have to reduce the number of our collection personnel. We would then have to rehire collection staff if we subsequently obtain additional portfolios. These practices could lead to negative consequences such as:

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
Currently, a number of large banks that historically sold nonperforming loans in the U.S., including sellers of bankrupt accounts, are not selling such debt. Should these conditions worsen, it could negatively impact our ability to replace our nonperforming loans with additional portfolios sufficient to operate profitably.
We may not be able to collect sufficient amounts on our nonperforming loans to fund our operations.

Our principal business consists of purchasing and liquidating nonperforming loans that consumers or others have failed to pay. The debt owners have typically made numerous attempts to recover on their receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These nonperforming loans are difficult to collect, and we may not collect a sufficient amount to cover our investment and the costs of running our business.
Our collections may decrease if certain types of insolvency proceedings and bankruptcy filings involving liquidations increase.
Various economic trends and potential changes to existing legislation may contribute to an increase in the amount of personal bankruptcy and insolvency filings. Under certain of these filings, a debtor's assets may be sold to repay creditors, but because most of the receivables we collect through our collections operations are unsecured, we typically would not be able to collect on those receivables. Although our insolvency collections business could benefit from an increase in personal bankruptcies and insolvencies, we cannot ensure that our collections operations business would not decline with an increase in personal insolvencies or bankruptcy filings or changes in related regulations or practices. If our actual collection experience with respect to a nonperforming or insolvent bankrupt receivables portfolio is significantly lower than the total amount we projected when we acquired the portfolio, our financial condition and results of operations could be adversely impacted.
Changes in accounting standards and their interpretations could adversely affect our operating results.
U.S. Generally Accepted Accounting Principles ("GAAP"), as issued and amended by the Financial Accounting Standards Board ("FASB"), is subject to interpretation by the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective estimates. A change in these principles or interpretations could have a significant effect on our reported financial results. For example, in June 2016 the FASB issued Accounting Standards Codification ("ASC") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  Furthermore, in November 2019, FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), which amends the Purchase Credit Deteriorated ("PCD") financial asset guidance in ASU 2016-13 to clarify that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by an entity. ASU 2019-11 clarifies that a negative allowance is recognized when an entity determines, after a full or partial writeoff of the amortized cost basis, that it will recover all or a portion of the basis.
ASU 2016-13 and ASU 2019-11 supersede ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"), which we currently follow to account for income recognized on our finance receivables, and are effective for the fiscal year beginning January 1, 2020.  ASU 2016-13 and ASU 2019-11 represent a significant significant change from existing U.S. GAAP and are expected to result in material changes to the Company’s accounting for its finance receivables. Implementation efforts are nearly complete, including finalizing the accounting processes, fulfillment of additional data needs for new disclosures and reporting requirements, and drafting accounting and internal control policies and procedures. ASU 2016-13 and ASU 2019-11, amendments thereof, and amendments to new and existing accounting standards could have an adverse effect on our financial condition and results of operations.
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
The global nature of our operations expands the risks and uncertainties described elsewhere in this section, including the following:

•	changes in local political, economic, social and labor conditions in the markets in which we operate;

•	foreign exchange controls on currency conversion and the transfer of funds that might prevent us from repatriating cash earned in countries outside the U.S. in a tax-efficient manner;

•	currency exchange rate fluctuations, currency restructurings, inflation or deflation, and our ability to manage these fluctuations through a foreign exchange risk management program;

•	different employee/employer relationships, laws and regulations, union recognition and the existence of employment tribunals and works councils;

•	laws and regulations imposed by international governments, including those governing data security, sharing and transfer;

•	potentially adverse tax consequences resulting from changes in tax laws in the jurisdictions in which we operate or challenges to our interpretations and application of complex international tax laws;

•	logistical, communications and other challenges caused by distance and cultural and language differences, each making it harder to do business in certain jurisdictions;

•	risks related to crimes, strikes, riots, civil disturbances, terrorist attacks, wars and natural disasters;

•	volatility of global credit markets and the availability of consumer credit and financing in our international markets;

•	uncertainty as to the enforceability of contract and intellectual property rights under local laws;

•
the potential of forced nationalization of certain industries, or the impact on creditors' rights, consumer disposable income levels, flexibility and availability of consumer credit, and the ability to enforce and collect aged or charged-off debts stemming from international governmental actions, whether through austerity or stimulus measures or initiatives, intended to control or influence macroeconomic factors such as wages, unemployment, national output or consumption, inflation, investment, credit, finance, taxation or other economic drivers;

•	the presence of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws on our international operations;

•
the impact on our day-to-day operations and our ability to staff our international operations given our changing labor conditions and long-term trends towards higher wages in developed and emerging international markets as well as the potential impact of union organizing efforts;

•	potential damage to our reputation due to non-compliance with international and local laws; and

•	the complexity and necessity of using non-U.S. representatives, consultants and other third-party vendors.
Any one of these factors could adversely affect our business, results of operations and financial condition.
The impact of worldwide tax audits, changes to international or domestic tax laws, the issuance of new tax guidance, and the results of operations could have an adverse tax effect on our financial condition.

Our tax filings are subject to audit by domestic and international tax authorities. These audits may result in assessments of additional taxes, adjustments to the timing of taxable income or deductions, or re-allocations of income among tax jurisdictions.  Any one of these factors could adversely affect our business, results of operations and financial condition.

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

While the Tax Act was enacted during December 2017, we still expect to see future regulatory, administrative or legislative guidance. To the extent any future guidance differs from our current interpretation of the law, it could have a material effect on our financial position and results of operations.  The Tax Act included a broad range of tax reform provisions affecting businesses, including the elimination of U.S. federal income taxes on dividends from international subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled international corporations referred to as Global Intangible Low-Taxed Income (“GILTI”); creating the base erosion anti-abuse tax, a new minimum tax; creating a new limitation on deductible interest expense; and increased limitations on the deductibility of executive compensation.

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

The UK's exit from the EU could adversely impact our business, results of operations and financial condition.
On June 23, 2016, the UK voted to leave the EU (commonly referred to as "Brexit"). Although Brexit occurred on January 31, 2020, there remains significant uncertainty about the future relationship between the UK and the EU and the impact of the UK's withdrawal from the EU including its affect on business activity, impact on foreign currency, political stability and economic, regulatory, and financial market conditions in the UK, the EU and globally.
As of December 31, 2019, the total estimated remaining collections ("ERC") of our UK portfolios constituted approximately 23% of our consolidated ERC. Our British pound assets are predominantly funded by British pound liabilities. However, British pound net income and retained earnings could be affected when translated back to the U.S. dollar, positively or negatively, by foreign exchange volatility in the short term resulting from the uncertainty of Brexit. In the longer term, any impact from Brexit on our business, results of operations and financial condition will depend on the final terms negotiated by the UK and the EU, including arrangements concerning taxes and financial services regulation.
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
A cyber incident could disrupt our operations, compromise or corrupt our confidential information or damage our reputation, all of which could negatively impact our business and financial results.

Our business is highly dependent on our ability to process and monitor a large number of transactions across markets and in multiple currencies. As we expand geographically, maintaining the security of our information technology systems and infrastructure becomes more significant and difficult. As our reliance on technology has increased, so have the risks posed to our systems, some of which are internal and others we have outsourced. The three primary risks we face from a cyber incident are operational disruption, reputational damage and the exposure of private data such as customer information, our employees' personally identifiable information, or proprietary business information such as underwriting and collections methodologies.

Although we take protective steps, including upgrading our systems and networks with intrusion and detection prevention systems, monitoring firewalls to safeguard critical business applications and supervising third party providers that have access to our systems, our computer systems, software and networks may still be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. We have implemented solutions, processes, and procedures to help mitigate these risks, but these measures, as well as our organization's increased awareness of our risk of a cyber incident do not guarantee that our business, reputation or financial results will not be impacted negatively by such an incident. Should such a cyber incident occur, we may be required to expend significant additional resources to notify affected consumers, modify our protective measures or to investigate and remediate vulnerabilities or other exposures. Additionally, we may be subject to fines, penalties, litigation costs and settlements and financial losses that may not be fully covered by our cyber insurance.

The underperformance or failure of our information technology infrastructure, networks or telephone systems could result in loss in productivity, loss of competitive advantage and business disruption.

We depend on effective information and telephone systems to operate our business. We have also acquired and expect to acquire additional systems as a result of business acquisitions. Significant resources are required to maintain or enhance our existing information and telephone systems and to replace obsolete systems. Although we are continually upgrading, streamlining, and integrating our systems and have invested in strategies to prevent a failure, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions, and similar events. Failure to adequately implement or maintain effective and efficient information systems with sufficiently advanced technological capabilities, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could cause us to lose our competitive advantage, divert management’s time, result in a loss of productivity or disrupt business operations, which could have a material adverse effect on our business, financial condition and results of operations.
Risks associated with governmental regulation and laws
Our ability to collect and enforce our nonperforming loans may be limited under federal, state and international laws, regulations and policies.
The businesses conducted by our operating subsidiaries are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which we operate. Federal and state laws and the laws and regulations of the international countries in which we operate may limit our ability to collect on and enforce our rights with respect to our nonperforming loans regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on nonperforming loans we acquire if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Such laws and regulations are extensive and subject to change. A variety of state, federal and international laws and regulations govern the collection, use, retention, transmission, sharing and security of consumer data. Consumer protection and privacy protection laws, changes in the ways that existing rules or laws are interpreted or enforced and any procedures that may be implemented as a result of regulatory consent orders may adversely affect our ability to collect on our nonperforming loans and may harm our business. Our failure to comply with laws or regulations applicable to us could limit our ability to collect on our receivables, which could reduce our profitability and harm our business.
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

Investigations, reviews, or enforcement actions by governmental authorities may result in changes to our business practices; negatively impact our receivables portfolio acquisition volume; make collection of receivables more difficult; or expose us to the risk of fines, penalties, restitution payments and litigation.
Our debt collection activities and business practices are subject to review from time to time by various governmental authorities and regulators, including the CFPB, which may commence investigations, reviews, or enforcement actions, or reviews targeted at businesses in the financial services industry. These investigations or reviews may involve governmental authority consideration of individual consumer complaints, or could involve a broader review of our debt collection policies and practices. Such investigations or reviews could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures that could have an adverse effect on our financial position. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), recover costs, and impose monetary penalties (ranging from $5,000 per day to over $1 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and other state regulators to bring civil actions to remedy violations under state law. Government authorities could also request or seek to require us to cease certain of our practices or institute new practices. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, harm our ability to conduct business with industry participants, and result in financial institutions reducing or eliminating sales of receivables portfolios to us which would harm our business and negatively impact our results of operations. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management's full attention from our business operations. All of these factors could have an adverse effect on our business, results of operations, and financial condition.
The CFPB has issued civil investigative demands to many companies that it regulates and periodically examines practices regarding the collection of consumer debt. On September 9, 2015, Portfolio Associates, LLC ("PRA"), our wholly owned subsidiary, entered into a consent order with the CFPB settling a previously disclosed investigation of certain debt collection practices of PRA (the "Consent Order"). Among other things, the Consent Order required PRA to: (i) vacate 837 judgments obtained after the applicable statute of limitations, refund $860,607 in payments received on account of such judgments and waive the remaining $3.4 million in judgment balances; (ii) refund $18.2 million in Litigation Department Calls Restitution, as defined in the Consent Order; and (iii) pay an $8.0 million civil money penalty to the CFPB. Although we have implemented the requirements of the Consent Order, there can be no assurance that additional litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, results of operations, and financial condition. In addition, the CFPB monitors our compliance with the Consent Order and could make a determination that we have failed to adhere to our obligations. Such a determination could result in additional inquiries, penalties or liabilities, which could have an adverse effect on our business, results of operations, and financial condition.
Compliance with complex and evolving international and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions.
We operate on a global basis with offices and activities in a number of jurisdictions throughout the Americas and Europe. We face increased exposure to risks inherent in conducting business internationally, including compliance with complex international and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include those related to taxation and anti-corruption laws such as the FCPA, the UK Bribery Act and other local laws prohibiting corrupt payments to governmental officials. Given the complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, such as through the negligent behavior of an employee or our failure to comply with certain formal documentation requirements. Violations of these laws and regulations by us, any of our employees or our third-party vendors, either inadvertently or intentionally, could result in fines and penalties, criminal sanctions, restrictions on our operations and limits on our ability to offer our products and services in one or more countries. Violations of these laws could also adversely affect our business, brand, international expansion efforts, ability to attract and retain employees and results of operations.
The regulation of data privacy in the U.S and globally could have an adverse effect on our business, results of operations, and financial condition by increasing our compliance costs.
The regulation of data privacy, including interpretations and determinations by regulatory authorities in the U.S. and in the countries in which we operate, continues to evolve. It is not possible to predict the effect of such rigorous data protection regulations over time. For example, the EU and UK adopted the GDPR, which impacts our European operations. On May 25, 2018 the GDPR updated data privacy compliance obligations, which required us to adapt our business practices accordingly. Financial penalties for noncompliance with the GDPR can be significant. It is also the case that the U.S. federal government and states within the U.S. have enacted or are considering legislation to enact data privacy protections. Data privacy regulations could result in increased costs of conducting business to maintain compliance with such regulations. Although we take significant steps to protect the security of our data and the personal data of our customers, we may be required to expend significant resources to comply with regulations if third parties improperly obtain and use such data.
Risks associated with indebtedness
We utilize bank loans, credit facilities and convertible notes to finance our business activities, which could negatively impact our liquidity and business operations if we are unable to retain, renegotiate, expand or replace our bank loans and credit facilities or raise the necessary funds to repurchase our convertible notes.
As described in Note 6 to our Consolidated Financial Statements included in Item 8 of this Form 10-K, our sources of liquidity include a North American credit facility, a European multicurrency revolving credit facility and convertible senior notes. The credit facilities contain financial and other restrictive covenants, including restrictions on how we operate our business and our ability to pay dividends to our stockholders. Failure to satisfy any one of these covenants could result in negative consequences including the following:

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
As referenced above, we have indebtedness in the form of Convertible Senior Notes due 2020 and 2023 (collectively the "Notes") and may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change or to settle conversions in cash. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversion of the Notes depends on our future performance, which could be negatively impacted by economic, financial, competitive and other factors beyond our control. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, in the event the conditional conversion features of the Notes are triggered, holders of the Notes are entitled to convert the Notes into shares of our common stock at any time during specified periods at their option, subject to the terms of the indenture governing the Notes. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments in respect of the Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes surrendered to settle conversions in cash, and our ability to repurchase the Notes or pay cash upon conversion may be limited by law. Any issuance of shares of our common stock upon conversion of the Notes would dilute the ownership interest of our stockholders.
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
Uncertainty about the future of the LIBOR may adversely affect our business.

LIBOR is a reference rate used for over $110 trillion of financial contracts on a global basis. We incorporate LIBOR in both our bank loan and derivative hedging agreements.  Due to reforms coming out of the 2008 financial crisis, LIBOR is scheduled to sunset at the end of 2021 and be replaced by an Alternative Reference Rate ("ARR").  A number of regulatory institutions are involved in coordinating this transition including the Financial Conduct Authority in the UK, the U.S. Federal Reserve, the SEC, and the FASB.  Key industry-wide issues regarding the transition are still unresolved; these include the fact that a term structure (1 month, 3 month, 6 month, etc.) for the ARR has not yet been developed and a way to ensure neither borrowers nor lenders gain an unfair advantage has yet to be finalized.  It is unknown whether proposed alternative reference rates will attain market acceptance as replacements for LIBOR or whether the outstanding issues related to them will be satisfactorily resolved.  As a result, while we do not expect the impact to have a significant effect on our cost of capital, financial results, and cash flows, the final impact cannot yet be determined.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and primary domestic operations facilities are located in Norfolk, Virginia. In addition, at December 31, 2019, we had operational centers in the Americas (13 leased and 3 owned), Europe (12 leased) and Australia (1 leased).
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
Refer to Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on Nasdaq under the symbol "PRAA." Based on information provided by our transfer agent and registrar, as of February 14, 2020, there were 46 holders of record.
Stock Performance
The following graph and subsequent table compare from December 31, 2014 to December 31, 2019, the cumulative stockholder returns assuming an initial investment of $100 in our common stock (PRAA), the stocks comprising the Nasdaq Financial 100 (IXF) and the stocks comprising the Nasdaq Global Market Composite Index (NQGM) at the beginning of the period. Any dividends paid during the five-year period are assumed to be reinvested.

	Ticker	2014	2015	2016	2017	2018	2019
PRA Group, Inc.	PRAA	$100	$60	$68	$57	$42	$63
Nasdaq Financial 100	IXF	$100	$106	$135	$155	$142	$184
Nasdaq Global Market Composite Index	NQGM	$100	$100	$96	$120	$112	$155
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of our common stock. We do not make or endorse any predictions as to our future stock performance.
Dividend Policy
Our board of directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends in the three years ended December 31, 2019; however, our board of directors may determine in the future to declare or pay dividends on our common stock. Under the terms of Northern American Credit Agreement, cash dividends may not exceed $20 million in any fiscal year without the consent of our lenders. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects, and other factors that our board of directors may consider relevant.

Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans see Note 11 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Consolidated Income Statements, Operating and Other Financial Data $ in thousands, except per share amounts

	Years Ended December 31,
Income Statement Data:	2019	2018	2017	2016	2015
Revenues:
Income recognized on finance receivables	$998,361	$891,899	$795,435	$845,142	$894,491
Fee income	15,769	14,916	24,916	77,381	64,383
Other revenue	2,951	1,441	7,855	8,080	12,513
Total revenues	1,017,081	908,256	828,206	930,603	971,387

Net allowance charges	(24,025)	(33,425)	(11,898)	(98,479)	(29,369)

Operating expenses:
Compensation and employee services	310,441	319,400	273,033	258,846	268,345
Legal collection fees	55,261	42,941	43,351	47,717	53,393
Legal collection costs	134,156	104,988	76,047	84,485	76,063
Agency fees	55,812	33,854	35,530	44,922	32,188
Outside fees and services	63,513	61,492	62,792	63,098	65,155
Communication	44,057	43,224	33,132	33,771	33,113
Rent and occupancy	17,854	16,906	14,823	15,710	14,714
Depreciation and amortization	17,464	19,322	19,763	24,359	19,874
Other operating expenses	46,811	47,444	44,103	39,466	68,829
Total operating expenses	745,369	689,571	602,574	612,374	631,674
Income from operations	247,687	185,260	213,734	219,750	310,344
Other income and (expense):
Gain on sale of subsidiaries	—	26,575	48,474	—	—
Interest expense, net	(141,918)	(121,078)	(98,041)	(80,864)	(60,336)
Foreign exchange gain/(loss)	11,954	(944)	(1,104)	2,564	7,514
Other	(364)	(316)	(2,790)	(5,823)	—
Income before income taxes	117,359	89,497	160,273	135,627	257,522
Income tax expense/(benefit)	19,680	13,763	(10,852)	43,577	89,391
Net income	97,679	75,734	171,125	92,050	168,131
Adjustment for net income attributable to noncontrolling interests	11,521	10,171	6,810	5,795	205
Net income attributable to PRA Group, Inc.	$86,158	$65,563	$164,315	$86,255	$167,926
Net income per share attributable to PRA Group, Inc.:
Basic	$1.90	$1.45	$3.60	$1.86	$3.49
Diluted	$1.89	$1.44	$3.59	$1.86	$3.47
Weighted average number of shares outstanding:
Basic	45,387	45,280	45,671	46,316	48,128
Diluted	45,577	45,413	45,823	46,388	48,405
Operating and Other Financial Data:
Cash receipts	$1,857,040	$1,640,121	$1,537,521	$1,569,367	$1,603,878
Cash Efficiency Ratio (1)	59.9%	58.0%	60.8%	61.0%	60.6%
Acquisitions of finance receivables, at cost (2)	$1,289,327	$1,117,997	$1,108,959	$947,331	$963,811
Full-time equivalents at period end	4,412	5,377	5,154	4,019	3,799

(1)	Calculated by dividing cash receipts less operating expenses by cash receipts.

(2)	Represents cash paid for finance receivables through the ordinary course of business as well as the acquisition date finance receivable portfolios that were acquired through our business acquisitions.

Key Balance Sheet Data Amounts in thousands

	As of December 31,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$119,774	$98,695	$120,516	$94,287	$71,372
Finance receivables, net	3,514,165	3,084,777	2,776,199	2,309,513	2,202,113
Total assets	4,423,891	3,909,559	3,700,972	3,165,157	2,990,567
Borrowings	2,808,425	2,473,656	2,170,182	1,784,101	1,717,129
Total equity	1,227,013	1,123,969	1,140,717	918,321	839,747
Quarterly Income Statement Data Amounts in thousands, except per share amounts

	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Revenues:
Income recognized on finance receivables	$262,835	$247,471	$249,219	$238,836	$231,029	$223,228	$219,018	$218,624
Fee income	4,297	2,391	2,707	6,374	4,686	2,561	2,342	5,327
Other revenue	2,001	152	131	667	1,027	99	158	157
Total revenues	269,133	250,014	252,057	245,877	236,742	225,888	221,518	224,108

Net allowance charges	(12,598)	(4,136)	(1,196)	(6,095)	(21,381)	(8,285)	(2,834)	(925)

Operating expenses:
Compensation and employee services	75,671	75,317	79,808	79,645	79,123	78,350	80,690	81,237
Legal collection fees	13,822	14,083	14,297	13,059	11,501	10,428	10,343	10,669
Legal collection costs	34,411	31,395	33,121	35,229	33,281	30,769	18,695	22,243
Agency fees	15,979	12,788	13,013	14,032	9,088	8,350	8,138	8,278
Outside fees and services	15,239	16,733	16,293	15,248	17,068	15,701	14,565	14,158
Communication	9,722	10,310	10,824	13,201	10,645	10,240	10,782	11,557
Rent and occupancy	4,586	4,414	4,491	4,363	4,319	4,270	4,003	4,314
Depreciation and amortization	4,123	4,046	4,723	4,572	5,092	4,776	4,525	4,929
Other operating expenses	12,198	12,102	10,926	11,585	13,030	10,602	11,628	12,184
Total operating expenses	185,751	181,188	187,496	190,934	183,147	173,486	163,369	169,569
Income from operations	70,784	64,690	63,365	48,848	32,214	44,117	55,315	53,614
Other income and (expense):
Gain on sale of subsidiaries	—	—	—	—	26,575	—	—	—
Interest expense, net	(36,046)	(35,864)	(36,027)	(33,981)	(33,549)	(30,624)	(31,124)	(25,781)
Foreign exchange gain/(loss)	595	5,406	(311)	6,264	(4,553)	626	1,690	1,293
Other	(241)	(19)	248	(352)	(381)	222	(400)	243
Income before income taxes	35,092	34,213	27,275	20,779	20,306	14,341	25,481	29,369
Income tax expense	4,073	6,665	5,075	3,867	1,980	1,789	3,857	6,137
Net income	31,019	27,548	22,200	16,912	18,326	12,552	21,624	23,232
Adjustment for net income attributable to noncontrolling interests	3,678	2,577	3,581	1,685	3,384	2,625	2,036	2,126
Net income attributable to PRA Group, Inc.	$27,341	$24,971	$18,619	$15,227	$14,942	$9,927	$19,588	$21,106
Net income per share attributable to PRA Group, Inc.:
Basic	$0.60	$0.55	$0.41	$0.34	$0.33	$0.22	$0.43	$0.47
Diluted	$0.60	$0.55	$0.41	$0.34	$0.33	$0.22	$0.43	$0.47
Weighted average number of shares outstanding:
Basic	45,413	45,410	45,387	45,338	45,304	45,302	45,283	45,231
Diluted	45,748	45,645	45,495	45,419	45,394	45,440	45,449	45,370

Quarterly Balance Sheet Data Amounts in thousands

	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Assets
Cash and cash equivalents	$119,774	$90,000	$105,496	$102,102	$98,695	$114,176	$71,570	$101,418
Investments	56,176	55,204	85,911	85,082	45,173	21,750	80,541	87,764
Finance receivables, net	3,514,165	3,238,813	3,230,949	3,177,229	3,084,777	2,823,622	2,734,673	2,771,408
Other receivables, net	10,606	15,808	13,770	18,082	46,157	9,067	14,688	14,308
Income taxes receivable	17,918	23,479	11,323	15,472	16,809	8,912	12,163	10,271
Deferred tax asset, net	63,225	60,697	66,401	61,619	61,453	63,724	60,944	59,377
Property and equipment, net	56,501	56,847	51,484	54,463	54,136	55,010	53,364	53,788
Right-of-use assets	68,972	70,723	72,817	70,550	—	—	—	—
Goodwill	480,794	465,572	489,293	480,518	464,116	519,045	519,811	544,293
Intangible assets, net	4,497	4,757	5,219	5,247	5,522	17,369	18,914	22,523
Other assets	31,263	36,380	32,751	35,970	32,721	27,296	31,650	37,639
Total assets	$4,423,891	$4,118,280	$4,165,414	$4,106,334	$3,909,559	$3,659,971	$3,598,318	$3,702,789
Liabilities and Equity
Liabilities:
Accounts payable	$4,258	$3,469	$3,279	$5,682	$6,110	$3,773	$5,090	$2,330
Accrued expenses	88,925	84,753	74,950	77,838	79,396	81,445	78,852	85,137
Income taxes payable	4,046	624	372	389	15,080	13,408	466	23,872
Deferred tax liability, net	85,390	95,441	100,742	108,367	114,979	120,990	140,224	146,410
Lease liabilities	73,377	74,428	76,750	74,308		—	—	—
Interest-bearing deposits	106,246	112,024	107,840	95,314	82,666	79,282	82,613	90,769
Borrowings	2,808,425	2,567,086	2,618,382	2,586,409	2,473,656	2,194,687	2,133,997	2,150,873
Other liabilities	26,211	29,607	27,307	25,789	7,370	8,474	8,061	15,146
Total liabilities	3,196,878	2,967,432	3,009,622	2,974,096	2,779,257	2,502,059	2,449,303	2,514,537
Redeemable noncontrolling interest	—	4,535	4,935	6,199	6,333	6,955	8,322	9,697
Equity:
Common stock	454	454	454	454	453	453	453	453
Additional paid-in capital	67,321	64,631	61,705	59,091	60,303	58,713	56,410	54,271
Retained earnings	1,362,631	1,335,290	1,310,319	1,291,700	1,276,473	1,261,531	1,251,604	1,232,016
Accumulated other comprehensive loss	(261,018)	(305,956)	(252,124)	(248,521)	(242,109)	(213,078)	(209,167)	(155,687)
Total stockholders' equity - PRA Group, Inc.	1,169,388	1,094,419	1,120,354	1,102,724	1,095,120	1,107,619	1,099,300	1,131,053
Noncontrolling interests	57,625	51,894	30,503	23,315	28,849	43,338	41,393	47,502
Total equity	1,227,013	1,146,313	1,150,857	1,126,039	1,123,969	1,150,957	1,140,693	1,178,555
Total liabilities and equity	$4,423,891	$4,118,280	$4,165,414	$4,106,334	$3,909,559	$3,659,971	$3,598,318	$3,702,789

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global financial and business services company with operations in the Americas, Europe, and Australia. Our primary business is the purchase, collection, and management of portfolios of nonperforming loans.
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

•
"Core" accounts or portfolios refer to accounts or portfolios that are nonperforming loans and are not in an insolvent status upon acquisition. These accounts are aggregated separately from insolvency accounts.

•	"Estimated remaining collections" or "ERC" refers to the sum of all future projected cash collections on our owned finance receivables portfolios.

•
"Insolvency" accounts or portfolios refer to accounts or portfolios of receivables that are in an insolvent status when we purchase them and as such are purchased as a pool of insolvent accounts. These accounts include Individual Voluntary Arrangements ("IVAs"), Trust Deeds in the UK, Consumer Proposals in Canada and bankruptcy accounts in the U.S., Canada, Germany and the UK.

•	"Principal amortization" refers to cash collections applied to principal on finance receivables.

•	"Purchase price" refers to the cash paid to a seller to acquire nonperforming loans, plus certain capitalized costs, less buybacks.

•	"Purchase price multiple" refers to the total estimated collections (as defined below) on owned finance receivables portfolios divided by purchase price.

•	"Total estimated collections" or "TEC" refers to actual cash collections, including cash sales, plus estimated remaining collections on our finance receivables portfolios.

•	"Portfolio purchases" refers to all portfolios purchased in the normal course of business and excludes those purchased via business acquisitions.

•	"Portfolio acquisitions" refers to all portfolios added as a result of a purchase, but also includes portfolios added as a result of a business acquisition.
Unless otherwise specified, references to 2019, 2018 and 2017 are for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth consolidated income statement amounts as a percentage of total revenues for the periods indicated (dollars in thousands):

	2019		2018		2017
Revenues:
Income recognized on finance receivables	$998,361	98.2%	$891,899	98.2%	$795,435	96.0%
Fee income	15,769	1.5	14,916	1.6	24,916	3.0
Other revenue	2,951	0.3	1,441	0.2	7,855	0.9
Total revenues	1,017,081	100.0	908,256	100.0	828,206	100.0

Net allowance charges	(24,025)	(2.4)	(33,425)	(3.7)	(11,898)	(1.4)

Operating expenses:
Compensation and employee services	310,441	30.5	319,400	35.2	273,033	33.0
Legal collection fees	55,261	5.4	42,941	4.7	43,351	5.2
Legal collection costs	134,156	13.2	104,988	11.6	76,047	9.2
Agency fees	55,812	5.5	33,854	3.7	35,530	4.3
Outside fees and services	63,513	6.2	61,492	6.8	62,792	7.6
Communication	44,057	4.3	43,224	4.8	33,132	4.0
Rent and occupancy	17,854	1.8	16,906	1.9	14,823	1.8
Depreciation and amortization	17,464	1.7	19,322	2.1	19,763	2.4
Other operating expenses	46,811	4.6	47,444	5.1	44,103	5.3
Total operating expenses	745,369	73.2	689,571	75.9	602,574	72.8
Income from operations	247,687	24.4	185,260	20.4	213,734	25.8
Other income and (expense):
Gain on sale of subsidiaries	—	—	26,575	2.9	48,474	5.9
Interest expense, net	(141,918)	(14.0)	(121,078)	(13.3)	(98,041)	(11.8)
Foreign exchange gain/(loss)	11,954	1.2	(944)	(0.1)	(1,104)	(0.1)
Other	(364)	(0.1)	(316)	(0.1)	(2,790)	(0.3)
Income before income taxes	117,359	11.5	89,497	9.8	160,273	19.4
Income tax expense/(benefit)	19,680	1.9	13,763	1.5	(10,852)	(1.3)
Net income	97,679	9.6	75,734	8.3	171,125	20.7
Adjustment for net income attributable to noncontrolling interests	11,521	1.1	10,171	1.1	6,810	0.8
Net income attributable to PRA Group, Inc.	$86,158	8.5%	$65,563	7.2%	$164,315	19.9%

Cash Collections
Cash collections were as follows for the periods indicated:

	Year Ended December 31,			Variances
(Amounts in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Americas Core	$1,141.5	$945.2	$860.9	$196.3	$84.3
Americas Insolvency	180.9	207.8	222.5	(26.9)	(14.7)
Europe Core	480.1	443.4	407.0	36.7	36.4
Europe Insolvency	38.8	28.8	22.2	10.0	6.6
Total cash collections	$1,841.3	$1,625.2	$1,512.6	$216.1	$112.6

Cash collections adjusted (1)	$1,841.3	$1,595.5	$1,518.7	$245.8	$76.8
Cash collections on fully amortized pools	47.1	54.0	57.6	(6.9)	(3.6)
Cash collections on pools on cost recovery	13.5	35.8	37.7	(22.3)	(1.9)
Net finance receivables on cost recovery at year-end	33.7	48.0	166.6	(14.3)	(118.6)
(1) Cash collections adjusted refers to 2018 cash collections remeasured using 2019 exchange rates and 2017 cash collections remeasured using 2018 exchange rates.
Cash collections were $1,841.3 million in 2019, an increase of $216.1 million or 13.3%, compared to $1,625.2 million in 2018. The increase was largely due to our U.S. legal collections increasing $91.1 million, or 30.6%, due primarily to the increase in the number of accounts placed in the legal channel, and our U.S. call center and other collections increasing $48.6 million, or 8.5%, due primarily to higher Americas Core portfolio purchasing in 2018. Additionally, as a result of increased portfolio purchasing in South America and the acquisition of a business in Canada in the first quarter of 2019, Americas Core outside the U.S. cash collections increased $56.6 million or 73.8%. Furthermore, our Europe Core cash collections increased $36.7 million or 8.3%, due primarily to increased portfolio purchasing, the consolidation of a Polish fund in the third quarter of 2018, and operational improvements. These increases were partially offset by a decline of $26.9 million, or 13.0%, in Americas Insolvency cash collections caused mainly by investment volumes in the U.S. not offsetting the runoff of our older portfolios.
Cash collections were $1,625.2 million in 2018, an increase of $112.6 million or 7.4%, compared to $1,512.6 million in 2017. The increase was largely due to U.S. call center collections increasing 15.7%, due primarily to record U.S. Core portfolio purchasing in 2018 and 2017, and U.S. legal collections increasing 8.0%. Additionally, Europe Core and Europe Insolvency cash collections increased 8.9% and 29.7%, respectively. The increase in Europe Core cash collections was primarily the result of increased portfolio purchasing in the fourth quarter of 2017 and 2018. These increases were partially offset by a 6.6% decline in Americas Insolvency cash collections caused mainly by a decline in portfolio buying in 2018 and the continued runoff of our older portfolios.
Revenues
Total revenues were $1,017.1 million in 2019, $908.3 million in 2018, and $828.2 million in 2017.
A summary of how our revenues were generated during the years indicated is as follows (amounts in thousands):

	2019	2018	2017
Cash collections	$1,841,271	$1,625,205	$1,512,605
Principal amortization	(842,910)	(733,306)	(717,170)
Income recognized on finance receivables	998,361	891,899	795,435
Fee income	15,769	14,916	24,916
Other revenue	2,951	1,441	7,855
Total revenues	$1,017,081	$908,256	$828,206
Income Recognized on Finance Receivables
Income recognized on finance receivables was $998.4 million in 2019, an increase of $106.5 million or 11.9% compared to $891.9 million in 2018. The increase was primarily the result of the impact of recent Americas and Europe Core purchasing, sustained over-performance and related yield increases on pools broadly across all geographies, recent increased portfolio purchasing in South America, and the acquisition of a business in Canada in the first quarter of 2019.

Income recognized on finance receivables was $891.9 million in 2018, an increase of $96.5 million or 12.1% compared to $795.4 million in 2017. The increase was primarily the result of overperformance on select Americas Core and Europe Core portfolios which resulted in several yield increases on certain pools and the impact of record Americas Core purchasing in 2017 and 2018. This was partially offset by a decline in our Americas Insolvency revenue caused mainly by a decline in Americas Insolvency portfolio purchasing in 2018 and the continued runoff of our older portfolios.
Fee Income
Fee income was $15.8 million in 2019, $14.9 million in 2018, and $24.9 million in 2017. The decrease of $10.0 million or 40.2% in 2018 was primarily due to the sale of our government services businesses and the sale of PRA Location Services, LLC ("PLS") in 2017.
Other Revenue
Other revenue was $3.0 million in 2019, an increase of $1.6 million or 114.3% compared to $1.4 million in 2018, primarily reflecting the variability of our CCB business. Other revenue was $1.4 million in 2018, a decrease of $6.5 million or 82.3% compared to $7.9 million in 2017, primarily due to a decrease in revenue earned on our investments.
Net Allowance Charges
Net allowance charges are recorded for decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. In 2019, we recorded net allowance charges of $24.0 million consisting of $24.5 million on our Americas Core portfolios, primarily on vintages purchased between 2013-2015 and $0.6 million on our European portfolios partially offset by net allowance reversals of $1.1 million on our Americas Insolvency portfolios. In 2018, we recorded net allowance charges of $33.4 million consisting of $31.0 million on our Americas Core portfolios, primarily on vintages impacted most by the Consent Order and purchased between 2013-2015, $0.4 million on our Americas Insolvency portfolios, and $2.0 million on our European portfolios. In 2017, we recorded net allowance charges of $11.9 million consisting of $7.4 million on our Americas Core portfolios, $1.5 million on our Americas Insolvency portfolios, and $3.0 million on our European portfolios.
Operating Expenses
Total operating expenses were $745.4 million in 2019, $689.6 million in 2018, and $602.6 million in 2017.
Compensation and Employee Services
Compensation and employee service expenses were $310.4 million in 2019, a decrease of $9.0 million or 2.8% compared to $319.4 million in 2018. The decrease in compensation expense was primarily attributable to a reduction in the U.S. call center workforce, as we balance the volume between the legal collection channel and call centers and realize the impact of recent investments in technology. Total full-time equivalents decreased 17.9% to 4,412 as of December 31, 2019 from 5,377 as of December 31, 2018. Additionally, this category was impacted by the result of the sale of RCB operating platform in December 2018, which shifted certain expenses from fixed to variable and are now recorded as agency fees.
Compensation and employee service expenses were $319.4 million in 2018, an increase of $46.4 million or 17.0% compared to $273.0 million in 2017. Compensation expense increased primarily as a result of larger average staff sizes due mainly to the expansion of our domestic collector workforce, partially offset by a decrease resulting from the sale of our government services businesses and PLS in 2017. Total full-time equivalents increased 4.3% to 5,377 as of December 31, 2018 from 5,154 as of December 31, 2017.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $55.3 million in 2019, $42.9 million in 2018, and $43.4 million in 2017. The increase of $12.4 million or 28.9% in 2019 was primarily due to a 44.5% increase in external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $134.2 million in 2019, an increase of $29.2 million or 27.8%, compared to $105.0 million in 2018. The increase was primarily due to additional court costs related to the expansion of the number of accounts placed in the legal channel in the U.S.  This expansion was the result of a change in the nature of the accounts purchased, the regulatory environment and consumer behavior.

Legal collection costs were $105.0 million in 2018, an increase of $29.0 million or 38.2%, compared to $76.0 million in 2017. The increase was primarily due to additional court costs related to the expansion of the number of accounts brought into the legal channel in the U.S.  This expansion was the result of a change in the nature of the accounts purchased, the regulatory environment and consumer behavior.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $55.8 million in 2019, an increase of $21.9 million or 64.6% compared to $33.9 million in 2018. The increase was primarily due to the sale of the RCB operating platform, which shifted certain expenses from fixed to variable and are now recorded as agency fees, the acquisition of a business in Canada in the first quarter of 2019, and higher volumes of servicing activity in areas where we utilize third-party collection agencies.
Agency fees were $33.9 million in 2018, a decrease of $1.6 million or 4.5% compared to $35.5 million in 2017. The decrease was primarily due to the impact of the sale of PLS partially offset by an increase in third-party collection fees incurred by our international operations.
Outside Fees and Services
Outside fees and services expenses were $63.5 million in 2019, an increase of $2.0 million or 3.3% compared to $61.5 million in 2018. The increase was primarily the result of higher consulting fees and higher fees related to an increased number of debit card transactions, mostly offset by a decrease in litigation expenses.
Outside fees and services expenses were $61.5 million in 2018, a decrease of $1.3 million or 2.1% compared to $62.8 million in 2017. The decrease was primarily the result of a decline in corporate legal expenses, due largely to legal costs not associated with normal operations incurred during 2017. This was partially offset by an increase in payment processing and debit card transactions and increased consulting fees.
Communication
Communication expenses primarily represent postage and telephone related expenses incurred as a result of our collection efforts. Communication expenses were $44.1 million in 2019, $43.2 million in 2018, and $33.1 million in 2017. The $10.1 million increase in 2018 was driven primarily by higher letter and call volume associated with record portfolio purchasing of Americas Core portfolios in 2017 and 2018 and additional U.S. collectors operating during 2018.
Rent and Occupancy
Rent and occupancy expenses were $17.9 million in 2019, $16.9 million in 2018, and $14.8 million in 2017. The $2.1 million increase in 2018 was primarily due to the opening of two new call centers in the U.S. in the fourth quarter of 2017 as well as the expansion of our European facilities.
Depreciation and Amortization
Depreciation and amortization expense was $17.5 million in 2019, $19.3 million in 2018, and $19.8 million in 2017. The $1.8 million or 9.3% decrease in 2019 was primarily due to the sale of the RCB operating platform which shifted certain expenses from fixed to variable partially offset by the addition of certain capital software projects.
Other Operating Expenses
Other operating expenses were $46.8 million in 2019, $47.4 million in 2018, and $44.1 million in 2017. The $3.3 million increase in 2018 was primarily due to an increase in corporate technology and software related expenses partially offset by a decrease as a result of the sale of our government services businesses and the sale of PLS in 2017.
Gain on Sale of Subsidiaries
We did not have any sales of subsidiaries during 2019. In 2018, we sold 79% of our interest in RCB's servicing platform which resulted in a gain of $26.6 million. In 2017, we sold our government services businesses and PLS which resulted in a combined gain of $48.5 million.
Interest Expense, Net
Interest expense, net was $141.9 million in 2019, an increase of $20.8 million or 17.2% compared to $121.1 million in 2018. The increase was primarily due to higher levels of average borrowings to fund increased portfolio acquisitions paired with slightly higher interest rates and the impact of changes in the fair value of our derivatives.

Interest expense, net was $121.1 million in 2018, an increase of $23.1 million or 23.6% compared to $98.0 million in 2017. The increase was primarily due to higher levels of average borrowings outstanding and higher average interest rates.
Interest expense, net consisted of the following in 2019, 2018 and 2017 (amounts in thousands):

	Twelve Months Ended December 31,			Variances
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Stated interest on debt obligations and unused line fees	$94,841	$83,983	$71,656	$10,858	$12,327
Coupon interest on convertible debt	20,700	20,700	15,870	—	4,830
Amortization of convertible debt discount	12,398	11,725	8,583	673	3,142
Amortization of loan fees and other loan costs	10,589	10,332	9,569	257	763
Change in fair value on derivatives	5,636	(2,532)	(2,025)	8,168	(507)
Interest income	(2,246)	(3,130)	(5,612)	884	2,482
Interest expense, net	$141,918	$121,078	$98,041	$20,840	$23,037
Net Foreign Currency Transaction Gains/(Losses)
Net foreign currency transaction gains/(losses) were $12.0 million, $(0.9) million, and $(1.1) million in 2019, 2018, and 2017, respectively. In any given period, we may incur foreign currency transaction losses or gains from transactions in currencies other than the functional currency. The $12.9 million increase in 2019 was primarily related to gains on U.S. Dollar linked investments held in Brazil and foreign currency gains in Europe.
Other Expense
Other expense was $0.4 million in 2019, $0.3 million in 2018, and $2.8 million in 2017. In 2017, we incurred an other-than-temporary impairment charge of $1.7 million on one of our investments in private equity funds. Additionally, during 2017 we incurred a $1.0 million expense related to a performance guarantee on a Polish investment fund.
Income Tax Expense/(Benefit)
Income tax expense/(benefit) was $19.7 million, $13.8 million, and $(10.9) million in 2019, 2018 and 2017, respectively. The increase from 2018 to 2019 was primarily driven by GILTI, which is included in the tax impact on international earnings disclosed in Note 13. The change from 2017 to 2018 was primarily attributable to a $73.8 million after-tax benefit recorded in 2017 as a result of the revaluation of our net deferred tax liability per the Tax Act.
The effective tax rate increased from 15.4% in 2018 to 16.8% in 2019 primarily due to the GILTI taxes in the US. The effective tax rate for 2018 increased and the 2017 effective tax rate decreased compared to their respective prior years due to the revaluation of the deferred tax liability per the Tax Act. Our effective tax rate will vary from period to period due to these types of items.

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
Purchase price multiples can vary over time due to a variety of factors, including pricing competition, supply levels, age of the receivables acquired, and changes in our operational efficiency. For example, increased pricing competition during the 2005 to 2008 period negatively impacted purchase price multiples of our Core portfolio compared to prior years. Conversely, during the 2009 to 2011 period, additional supply occurred as a result of the economic downturn. This created unique and advantageous purchasing opportunities, particularly within the Insolvency market, relative to the prior four years. Purchase price multiples can also vary among types of finance receivables. For example, we generally incur lower collection costs on our Insolvency portfolio compared with our Core portfolio. This allows us, in general, to pay more for an Insolvency portfolio and experience lower purchase price multiples, while generating similar net income margins when compared with a Core portfolio.
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
Revenue recognition under ASC 310-30 is driven by estimates of the amount and timing of collections as well as the timing of those collections. We record new portfolio acquisitions based on our best estimate of the cash flows expected at acquisition, which reflects the uncertainties inherent in the acquisition of nonperforming loans and the results of our underwriting process. Subsequent to the initial booking, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
We hold a beneficial interest in certain pools of finance receivables in Europe. Revenue recognition is under ASC Topic 310-20, "Receivables - Nonrefundable Fees and Other Costs" where we compute a life-to-date yield on a retrospective basis and apply it to the ERC of the portfolio. Revenue on these pools is included in income recognized on finance receivables. In addition, these portfolios are included in the tables below as they perform economically similar to finance receivables accounted for under ASC 310-30.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

Purchase Price Multiples as of December 31, 2019 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Net Finance Receivables (3)	ERC-Historical Period Exchange Rates (4)	Total Estimated Collections (5)	ERC-Current Period Exchange Rates (6)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (7)
Americas Core
1996-2009	$930,026	$9,279	$42,102	$2,885,906	$42,102	310%	238%
2010	148,193	3,485	28,669	535,684	28,669	361%	247%
2011	209,602	7,707	48,551	739,158	48,551	353%	245%
2012	254,076	16,011	60,711	680,352	60,711	268%	226%
2013	390,826	33,648	94,733	931,194	94,733	238%	211%
2014	405,169	55,033	152,639	929,179	150,012	229%	204%
2015	443,779	93,385	226,865	965,671	226,755	218%	205%
2016	453,158	139,380	354,399	1,081,376	349,699	239%	201%
2017	533,442	242,129	521,715	1,167,831	519,181	219%	193%
2018	655,548	460,797	852,246	1,338,876	848,727	204%	202%
2019	578,281	533,933	1,048,207	1,191,940	1,053,332	206%	206%
Subtotal	5,002,100	1,594,787	3,430,837	12,447,167	3,422,472
Americas Insolvency
1996-2009	397,453	—	917	835,958	917	210%	178%
2010	208,942	—	1,181	546,872	1,181	262%	184%
2011	180,432	—	973	370,103	973	205%	155%
2012	251,395	—	953	392,377	953	156%	136%
2013	227,834	—	2,143	354,923	2,143	156%	133%
2014	148,689	756	3,598	218,044	3,578	147%	124%
2015	63,170	5,783	9,917	87,773	9,917	139%	125%
2016	92,264	17,433	22,491	116,896	22,501	127%	123%
2017	275,257	95,421	121,498	348,811	121,498	127%	125%
2018	97,879	74,459	93,120	127,257	93,120	130%	127%
2019	123,039	114,892	144,228	157,675	144,279	128%	128%
Subtotal	2,066,354	308,744	401,019	3,556,689	401,060
Total Americas	7,068,454	1,903,531	3,831,856	16,003,856	3,823,532
Europe Core
2012	20,409	—	875	40,542	709	199%	187%
2013	20,334	—	431	24,995	343	123%	119%
2014	796,762	188,892	823,116	2,278,261	704,192	286%	208%
2015	419,909	161,210	345,214	748,127	314,643	178%	160%
2016	348,270	190,927	333,375	578,421	332,857	166%	167%
2017	246,752	157,850	232,858	351,216	229,035	142%	144%
2018 (8)	345,256	269,292	407,945	522,374	413,728	151%	148%
2019	512,702	488,468	730,704	779,136	739,345	152%	152%
Subtotal	2,710,394	1,456,639	2,874,518	5,323,072	2,734,852
Europe Insolvency
2014	10,876	306	1,061	18,155	941	167%	129%
2015	19,226	3,083	5,970	29,294	5,262	152%	139%
2016	41,858	12,507	18,160	60,651	18,272	145%	130%
2017	38,409	24,417	28,931	47,604	28,707	124%	128%
2018	45,586	39,424	46,969	56,199	47,240	123%	123%
2019	75,588	74,258	93,518	98,439	95,509	130%	130%
Subtotal	231,543	153,995	194,609	310,342	195,931
Total Europe	2,941,937	1,610,634	3,069,127	5,633,414	2,930,783
Total PRA Group	$10,010,391	$3,514,165	$6,900,983	$21,637,270	$6,754,315

(1)	Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.

(2)
For our non-U.S. amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our non-U.S. amounts, Net Finance Receivables are presented at the December 31, 2019 exchange rate.

(4)	For our non-U.S. amounts, ERC-Historical Period Exchange Rates is presented at the period-end exchange rate for the respective quarter of purchase.

(5)	For our non-U.S. amounts, TEC is presented at the period-end exchange rate for the respective quarter of purchase.

(6)	For our non-U.S. amounts, ERC-Current Period Exchange Rates is presented at the December 31, 2019 exchange rate.

(7)	The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

(8)	Includes a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the accounting consolidation of a Polish investment fund.

Portfolio Financial Information For the Year Ended December 31, 2019 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	Cash Collections (3)	Gross Revenue (3)	Amortization (3)	Net Allowance Charges/(Reversals) (3)	Net Revenue (3)(4)	Net Finance Receivables as of December 31, 2019 (5)
Americas Core
1996-2009	$930,026	$19,178	$15,005	$4,173	$(3,700)	$18,705	$9,279
2010	148,193	9,202	8,090	1,112	40	8,050	3,485
2011	209,602	16,637	14,670	1,967	755	13,915	7,707
2012	254,076	17,866	13,930	3,936	(370)	14,300	16,011
2013	390,826	36,855	26,477	10,378	6,325	20,152	33,648
2014	405,169	55,340	37,701	17,639	8,317	29,384	55,033
2015	443,779	83,592	52,469	31,123	9,247	43,222	93,385
2016	453,158	140,590	88,200	52,390	3,364	84,836	139,380
2017	533,442	256,520	128,559	127,961	265	128,294	242,129
2018	655,548	361,899	196,082	165,817	254	195,828	460,797
2019	578,281	143,828	96,841	46,987	34	96,807	533,933
Subtotal	5,002,100	1,141,507	678,024	463,483	24,531	653,493	1,594,787
Americas Insolvency
1996-2009	397,453	652	652	—	—	652	—
2010	208,942	663	663	—	—	663	—
2011	180,432	743	743	—	—	743	—
2012	251,395	1,870	1,870	—	—	1,870	—
2013	227,834	2,862	2,862	—	—	2,862	—
2014	148,689	15,785	9,476	6,309	310	9,166	756
2015	63,170	16,657	6,221	10,436	—	6,221	5,783
2016	92,264	19,918	5,299	14,619	(1,460)	6,759	17,433
2017	275,257	80,906	20,754	60,152	—	20,754	95,421
2018	97,879	27,438	8,210	19,228	—	8,210	74,459
2019	123,039	13,449	5,264	8,185	—	5,264	114,892
Subtotal	2,066,354	180,943	62,014	118,929	(1,150)	63,164	308,744
Total Americas	7,068,454	1,322,450	740,038	582,412	23,381	716,657	1,903,531
Europe Core
2012	20,409	1,450	1,450	—	—	1,450	—
2013	20,334	901	820	81	—	820	—
2014	796,762	172,885	121,450	51,435	(1,846)	123,296	188,892
2015	419,909	66,074	32,821	33,253	(3,353)	36,174	161,210
2016	348,270	57,989	28,594	29,395	2,911	25,683	190,927
2017	246,752	44,085	14,239	29,846	1,815	12,424	157,850
2018 (6)	345,256	88,699	27,309	61,390	664	26,645	269,292
2019	512,702	47,976	17,736	30,240	45	17,691	488,468
Subtotal	2,710,394	480,059	244,419	235,640	236	244,183	1,456,639
Europe Insolvency
2014	10,876	1,547	907	640	—	907	306
2015	19,226	3,904	1,889	2,015	(72)	1,961	3,083
2016	41,858	10,664	4,161	6,503	(42)	4,203	12,507
2017	38,409	9,240	2,300	6,940	522	1,778	24,417
2018	45,586	8,422	2,552	5,870	—	2,552	39,424
2019	75,588	4,985	2,095	2,890	—	2,095	74,258
Subtotal	231,543	38,762	13,904	24,858	408	13,496	153,995
Total Europe	2,941,937	518,821	258,323	260,498	644	257,679	1,610,634
Total PRA Group	$10,010,391	$1,841,271	$998,361	$842,910	$24,025	$974,336	$3,514,165

(1)	Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.

(2)
For our non-U.S. amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective quarter of purchase.

(3)	For our non-U.S. amounts, amounts are presented using the average exchange rates during the current reporting period.

(4)	Net Revenue refers to income recognized on finance receivables, net of allowance charges/(reversals).

(5)	For our non-U.S. amounts, net finance receivables are presented at the December 31, 2019 exchange rate.

(6)	Includes a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the accounting consolidation of a Polish investment fund.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (1) as of December 31, 2019 Amounts in thousands

		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Americas Core
1996-2009	$930,026	$1,647,666	$295,679	$253,544	$201,640	$146,383	$101,829	$71,173	$45,734	$30,452	$23,272	$19,178	$2,836,550
2010	148,193	—	47,076	113,554	109,873	82,014	55,946	38,110	24,515	15,587	11,140	9,202	507,017
2011	209,602	—	—	61,971	174,461	152,908	108,513	73,793	48,711	31,991	21,622	16,637	690,607
2012	254,076	—	—	—	56,901	173,589	146,198	97,267	59,981	40,042	27,797	17,866	619,641
2013	390,826	—	—	—	—	101,614	247,849	194,026	120,789	78,880	56,449	36,855	836,462
2014	405,169	—	—	—	—	—	92,660	253,448	170,311	114,219	82,244	55,340	768,222
2015	443,779	—	—	—	—	—	—	116,951	228,432	185,898	126,605	83,592	741,478
2016	453,158	—	—	—	—	—	—	—	138,723	256,531	194,605	140,590	730,449
2017	533,442	—	—	—	—	—	—	—	—	107,327	278,733	256,520	642,580
2018	655,548	—	—	—	—	—	—	—	—	—	122,712	361,899	484,611
2019	578,281	—	—	—	—	—	—	—	—	—	—	143,828	143,828
Subtotal	5,002,100	1,647,666	342,755	429,069	542,875	656,508	752,995	844,768	837,196	860,927	945,179	1,141,507	9,001,445
Americas Insolvency
1996-2009	397,453	204,343	147,101	156,704	145,418	109,259	56,980	7,617	3,629	2,234	1,103	652	835,040
2010	208,942	—	39,486	104,499	125,020	121,717	101,873	43,649	5,008	2,425	1,352	663	545,692
2011	180,432	—	—	15,218	66,379	82,752	85,816	76,915	35,996	3,726	1,584	743	369,129
2012	251,395	—	—	—	17,388	103,610	94,141	80,079	60,715	29,337	4,284	1,870	391,424
2013	227,834	—	—	—	—	52,528	82,596	81,679	63,386	47,781	21,948	2,862	352,780
2014	148,689	—	—	—	—	—	37,045	50,880	44,313	37,350	28,759	15,785	214,132
2015	63,170	—	—	—	—	—	—	3,395	17,892	20,143	19,769	16,657	77,856
2016	92,264	—	—	—	—	—	—	—	18,869	30,426	25,047	19,918	94,260
2017	275,257	—	—	—	—	—	—	—	—	49,093	97,315	80,906	227,314
2018	97,879	—	—	—	—	—	—	—	—	—	6,700	27,438	34,138
2019	123,039	—	—	—	—	—	—	—	—	—	—	13,449	13,449
Subtotal	2,066,354	204,343	186,587	276,421	354,205	469,866	458,451	344,214	249,808	222,515	207,861	180,943	3,155,214
Total Americas	7,068,454	1,852,009	529,342	705,490	897,080	1,126,374	1,211,446	1,188,982	1,087,004	1,083,442	1,153,040	1,322,450	12,156,659
Europe Core
2012	20,409	—	—	—	11,604	8,995	5,641	3,175	2,198	2,038	1,996	1,450	37,097
2013	20,334	—	—	—	—	7,068	8,540	2,347	1,326	1,239	1,331	901	22,752
2014	796,762	—	—	—	—	—	153,180	291,980	246,365	220,765	206,255	172,885	1,291,430
2015	419,909	—	—	—	—	—	—	45,760	100,263	86,156	80,858	66,074	379,111
2016	348,270	—	—	—	—	—	—	—	40,368	78,915	72,603	57,989	249,875
2017	246,752	—	—	—	—	—	—	—	—	17,894	56,033	44,085	118,012
2018 (4)	345,256	—	—	—	—	—	—	—	—	—	24,326	88,699	113,025
2019	512,702	—	—	—	—	—	—	—	—	—	—	47,976	47,976
Subtotal	2,710,394	—	—	—	11,604	16,063	167,361	343,262	390,520	407,007	443,402	480,059	2,259,278
Europe Insolvency
2014	10,876	—	—	—	—	—	5	4,297	3,921	3,207	2,620	1,547	15,597
2015	19,226	—	—	—	—	—	—	2,954	4,366	5,013	4,783	3,904	21,020
2016	41,858	—	—	—	—	—	—	—	6,175	12,703	12,856	10,664	42,398
2017	38,409	—	—	—	—	—	—	—	—	1,233	7,862	9,240	18,335
2018	45,586	—	—	—	—	—	—	—	—	—	642	8,422	9,064
2019	75,588	—	—	—	—	—	—	—	—	—	—	4,985	4,985
Subtotal	231,543	—	—	—	—	—	5	7,251	14,462	22,156	28,763	38,762	111,399
Total Europe	2,941,937	—	—	—	11,604	16,063	167,366	350,513	404,982	429,163	472,165	518,821	2,370,677
Total PRA Group	$10,010,391	$1,852,009	$529,342	$705,490	$908,684	$1,142,437	$1,378,812	$1,539,495	$1,491,986	$1,512,605	$1,625,205	$1,841,271	$14,527,336

(1)	For our non-U.S. amounts, cash collections are presented using the average exchange rates during the cash collection period.

(2)	Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.

(3)
For our non-U.S. amounts, Purchase Price is presented at the exchange rate at the end of the quarter in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period end exchange rate for the respective quarter of purchase.

(4)	Includes a $34.9 million finance receivables portfolio addition in the third quarter of 2018 relating to the accounting consolidation of a Polish investment fund.

Estimated Remaining Collections
The following chart shows our ERC of $6,754.3 million at December 31, 2019 by geographical region (amounts in millions).

Seasonality
Cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.
Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2019				2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas Core	$276,639	$279,902	$294,243	$290,723	$233,937	$231,253	$233,752	$246,237
Americas Insolvency	40,801	45,759	49,770	44,613	48,000	48,518	56,063	55,280
Europe Core	126,649	118,917	117,635	116,858	113,154	102,780	109,359	118,109
Europe Insolvency	12,520	8,639	8,626	8,977	7,618	6,731	7,460	6,954
Total Cash Collections	$456,609	$453,217	$470,274	$461,171	$402,709	$389,282	$406,634	$426,580
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
U.S. Core Portfolio Cash Collections by Source Amounts in thousands

	2019				2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Call Center and Other Collections	$139,399	$149,782	$160,479	$169,753	$134,543	$137,325	$143,527	$155,448
External Legal Collections	58,831	64,301	63,490	57,419	47,410	41,935	40,631	38,891
Internal Legal Collections	33,944	35,679	38,065	37,018	30,724	32,064	32,532	33,423
Total U.S.-Core Cash Collections	$232,174	$249,762	$262,034	$264,190	$212,677	$211,324	$216,690	$227,762

Collections Productivity (U.S. Portfolio)
The following table displays certain collections productivity measures.
Cash Collections per Collector Hour Paid U.S. Portfolio

	Call center and other cash collections (1)
	2019	2018	2017	2016	2015
First Quarter	$139	$121	$161	$168	$143
Second Quarter	139	101	129	167	141
Third Quarter	124	107	125	177	145
Fourth Quarter	128	104	112	153	139

(1)	Represents total cash collections less internal legal cash collections, external legal cash collections and Insolvency cash collections from trustee-administered accounts.
Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2009. It also includes the acquisition date finance receivable portfolios that were acquired through our business acquisitions.
The following table displays our quarterly portfolio acquisitions for the periods indicated.
Portfolio Acquisitions by Geography and Type Amounts in thousands

	2019				2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas Core	$118,153	$168,185	$121,996	$169,189	$172,511	$170,426	$182,768	$131,427
Americas Insolvency	22,650	26,311	26,092	48,243	52,871	17,151	16,651	13,436
Europe Core	218,919	64,728	136,344	94,283	231,810	45,754	19,403	18,000
Europe Insolvency	42,613	19,772	4,715	7,134	33,661	4,159	2,577	5,392
Total Portfolio Acquisitions	$402,335	$278,996	$289,147	$318,849	$490,853	$237,490	$221,399	$168,255

Portfolio Acquisitions by Stratifications (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 54 million customer accounts in the U.S.
U.S. Portfolio Acquisitions by Major Asset Type Amounts in thousands

	2019								2018
	Q4		Q3		Q2		Q1		Q4
Major Credit Cards	$30,337	24.3%	$50,500	40.1%	$39,468	28.2%	$43,440	27.0%	$65,025	32.5%
Private Label Credit Cards	85,351	68.4%	72,714	57.7%	70,536	50.4%	84,515	52.6%	100,633	50.3%
Consumer Finance	2,046	1.7%	2,090	1.7%	28,649	20.4%	2,424	1.5%	2,619	1.3%
Auto Related	6,991	5.6%	638	0.5%	1,407	1.0%	30,358	18.9%	31,892	15.9%
Total	$124,725	100.0%	$125,942	100.0%	$140,060	100.0%	$160,737	100.0%	$200,169	100.0%
U.S. Portfolio Acquisitions by Delinquency Category Amounts in thousands

	2019								2018
	Q4		Q3		Q2		Q1		Q4
Fresh (1)	$35,330	34.6%	$27,600	27.1%	$33,288	29.3%	$51,212	45.6%	$61,730	42.0%
Primary (2)	5,796	5.7%	17,658	17.3%	40,027	35.1%	19,725	17.5%	39,690	26.9%
Secondary (3)	52,899	51.8%	50,082	49.2%	34,920	30.6%	35,857	31.9%	45,878	31.1%
Tertiary (3)	4,409	4.3%	6,483	6.4%	5,733	5.0%	4,435	3.9%	—	—%
Other (4)	3,641	3.6%	—	—%	—	—%	1,265	1.1%	—	—%
Total Core	102,075	100.0%	101,823	100.0%	113,968	100.0%	112,494	100.0%	147,298	100.0%
Insolvency	22,650		24,119		26,092		48,243		52,871
Total	$124,725		$125,942		$140,060		$160,737		$200,169

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
Liquidity and Capital Resources
We manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of December 31, 2019, cash and cash equivalents totaled $119.8 million. Of the cash and cash equivalent balance as of December 31, 2019, $109.7 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.
At December 31, 2019, we had approximately $2.8 billion in borrowings outstanding with $474.6 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of December 31, 2019, the amount available to be drawn was $271.1 million. Of the $474.6 million of borrowing availability, $122.5 million was available under our European credit facility, and $349.2 million was available under our North American credit facility. Of the $271.1 million available considering borrowing base restrictions, $121.8 million was available under our European credit facility, and $146.5 million was available under our North American credit facility. For more information, see Note 6 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $128.4 million as of December 31, 2019). Interest-bearing deposits as of December 31, 2019 were $106.2 million.

In December 2018, we sold 79% of our interest in RCB's servicing platform which provided us with approximately $40 million of net cash proceeds. We received 25% of the proceeds on December 20, 2018 and the remaining 75% in the first quarter of 2019.
We determined that we were in compliance with the covenants of our financing arrangements as of December 31, 2019.
We have the ability to slow the purchase of finance receivables if necessary, with low impact to current year cash collections. For example, we invested $1,289.3 million in portfolio acquisitions in 2019. The portfolios acquired in 2019 generated $210.2 million of cash collections, representing only 11.4% of 2019 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2021. Of our $425.0 million in long-term debt outstanding at December 31, 2019, $10.0 million in principal is due within one year. Additionally, the $287.5 million principal amount of the 3.00% Convertible Senior Notes due 2020 is due August 1, 2020. Based upon our current availability considering borrowing base restrictions in North America ($146.5 million), our cash on hand, our current ability to negotiate extensions or renew our lines of credit and to secure additional financing in the open market, and our strong operating cash flows, we believe that we have the ability to settle this instrument in cash at maturity.
We have in place forward flow commitments for the purchase of nonperforming loans primarily over the next 12 months with a maximum purchase price of $497.5 million, as of December 31, 2019. The $497.5 million includes $226.0 million for the Americas and $271.5 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
On May 10, 2017, we reached a settlement with the Internal Revenue Service (“IRS”) in regard to the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, our tax accounting method to recognize finance receivables revenue changed effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The revenue related to the difference in timing between the new method and the cost recovery method will be included evenly into our tax filings over four years effective with tax year 2017. We estimate the related tax payments to be approximately $9.3 million per quarter through the year 2020. No interest or penalties were assessed as part of the settlement.
We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash and available borrowings under our revolving credit facilities will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, and additional portfolio purchases during the next twelve months. Business acquisitions, adverse outcomes in pending litigation or higher than expected levels of portfolio purchasing could require additional financing from other sources.
Cash Flows Analysis
The following table summarizes our cash flow activity for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	2019	2018	2017
Total cash provided by (used in):
Operating activities	$133,388	$80,866	$15,475
Investing activities	(441,190)	(387,251)	(294,960)
Financing activities	339,523	294,926	295,698
Effect of exchange rate on cash	(6,609)	(10,362)	10,016
Net increase/(decrease) in cash and cash equivalents	$25,112	$(21,821)	$26,229
Operating Activities
The change in our cash flows from operating activities in 2019 was primarily due to cash collections recognized as revenue offset by cash paid for operating expenses, interest, and income taxes. Key drivers of operating activities were adjusted for (i) non-cash items included in net income such as provisions for unrealized gains and losses, depreciation and amortization, deferred taxes, hedged derivatives, and stock-based compensation and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

Net cash provided by operating activities increased $52.5 million or 65.0% in 2019 mainly driven by higher net income of $21.9 million and a $26.6 million gain on sale in 2018 of RCB.
Investing Activities
Cash used in investing activities is normally driven by acquisitions of nonperforming loans and purchases of investments. Cash provided by investing activities is mainly driven by cash collections applied on finance receivables and proceeds from the sale of investments and subsidiaries.
Net cash used in investing activities increased $53.9 million or 13.9% in 2019, primarily from a $125.6 million increase in acquisitions of finance receivables, $57.6 million of cash used related to a business acquisition in the first quarter of 2019, a $40.7 million increase in purchases of investments, and $17.5 million related to the consolidation of a Polish investment fund in 2018. These activities were partially offset by a $109.6 million increase in collections applied to principal on finance receivables, a $49.1 million increase in proceeds from sales and maturities of investments, and $26.3 million in proceeds in the first quarter of 2019 from the sale of RCB in the fourth quarter of 2018.
Financing Activities
Cash for financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Cash provided by financing activities increased $44.6 million or 15.1% primarily from a $603.2 million increase in proceeds from our lines of credit, a $36.1 million increase from interest bearing deposits, and a $32.3 million increase in net contributions from noncontrolling interests, partially offset by a $628.1 million increase in payments on our lines of credit and long term debt.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax or withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $109.7 million and $78.6 million as of December 31, 2019 and 2018, respectively. Refer to the Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further information related to our income taxes and undistributed international earnings.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2019 as defined by Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.
Contractual Obligations
Our contractual obligations as of December 31, 2019 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$95,373	$11,846	$20,702	$13,411	$49,414
Revolving credit (1)	1,936,402	83,533	1,847,611	3,535	1,723
Long-term debt (2)	1,260,070	337,161	571,871	351,038	—
Purchase commitments (3)	506,907	497,503	9,404	—	—
Employment agreements	7,988	7,927	61	—	—
Derivatives	$23,663	$10,294	$10,222	$3,047	$100
Total	$3,830,403	$948,264	$2,459,871	$371,031	$51,237

(1)
Includes estimated interest and unused line fees due on our revolving credit facilities and assumes that the outstanding balances on the revolving credit facilities remain constant from the December 31, 2019 balances to maturity.

(2)	Includes scheduled interest and principal payments on our term loans and convertible senior notes.

(3)	Reflects the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of nonperforming loans in the amount of $506.9 million.

Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.
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

Refer to Note 1 of our Consolidated Financial Statements included in Item 8 of this Form 10-K under Recently Issued Accounting Standards Not Yet Adopted for further information on revenue recognition of expected credit losses for loans effective January 1, 2020.
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
Income Taxes
We are subject to the income tax laws of the various jurisdictions in which we operate, including U.S. federal, state, local, and international jurisdictions. These tax laws are complex and are subject to different interpretations by the taxpayer and the relevant government taxing authorities. When determining our domestic and international income tax expense, we must make judgments about the application of these inherently complex laws.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our activities are subject to various financial risks including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. Our financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on our financial performance. We may periodically enter into derivative financial instruments, typically interest rate and currency derivatives, to reduce our exposure to fluctuations in interest rates on variable-rate debt, fluctuations in currency rates and their impact on earnings and cash flows. We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments, as these transactions were executed with a diversified group of major financial institutions with an investment-grade credit rating. Our intention is to spread our counterparty credit risk across a number of counterparties so that exposure to a single counterparty is minimized.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $2.2 billion as of December 31, 2019. Based on our current debt structure, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $7.2 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $7.4 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. Further, effective in the second quarter of 2018, we began to apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remain highly effective at December 31, 2019. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. In 2019, we generated $343.8 million of revenues from operations outside the U.S. and used eleven functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European operations so that portfolio ownership and collections generally occur within the same entity. Our European credit facility is a multi-currency facility, allowing us to better match funding and portfolio purchasing by currency. We actively monitor the value of our finance receivables by currency. In the event adjustments are required to our liability composition by currency we may, from time to time, execute re-balancing foreign exchange contracts to more closely align funding and portfolio purchasing by currency.

Item 8. Financial Statements and Supplementary Data.
See Item 6 for quarterly consolidated financial statements for 2019 and 2018.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
PRA Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PRA Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated income statements, statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Assessment of income recognized on finance receivables and the valuation allowance and net allowance charges

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company’s finance receivables balance as of December 31, 2019 was $3.5 billion and the related valuation allowance was $281.3 million. Income recognized on finance receivables for the year ended December 31, 2019 was $998.4 million and net allowances charges for the year ended December 31, 2019 were $24.0 million. The Company accounts for its investment in finance receivables and recognizes revenue under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, which involves the use of estimates and the exercise of judgment on the part of the Company. These estimates include projections of the amount and timing of future cash flows and economic lives of the pools of finance receivables.

Significant changes in such estimates could result in increased revenue through yield increases which are recognized prospectively or increased allowance charges resulting from decreased cash flow estimates which are recognized immediately. As actual cash flow results are recorded, the Company reviews each pool for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows). The Company then re-forecasts future cash flows.

We identified the assessment of income recognized on finance receivables and the valuation allowance and net allowance charges as a critical audit matter because it involved significant measurement uncertainty that required complex auditor judgment and specialized knowledge and experience. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained. The future cash flows and economic lives of each pool have sensitivity such that minor changes could have had a significant impact on the total income recognized on finance receivables, and the valuation allowance and net allowance charges. Additionally, there was a high level of subjectivity in performing procedures related to the estimation of future cash flows and the economic lives used to determine (1) income recognized on finance receivables, including the yield rate, and (2) the valuation allowance and net allowance charges.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company's process to (1) develop estimates of future cash flows and determine the economic lives used to recognize income and (2) determine the valuation allowance and net allowance charges. We evaluated the Company’s process to develop the estimates by testing certain sources of data, factors, and assumptions. This included considering the relevance and reliability of such data, factors and assumptions including historical trends, operational factors related to the collections process, and actual performance versus projections. We compared the Company's historical cash collection estimates to actual results to assess the Company's ability to accurately forecast. In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in:

–
performing sensitivity analyses utilizing different assumptions of the future cash flows to assess the magnitude of the impact on the Company's income recognition on finance receivables, the valuation allowance and net allowance charges and economic lives;

–	assessing the Company's estimates of future cash flows of a selection of pools of finance receivables, by comparing to historical trends and evaluating relevant metrics.

We evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s income recognized on finance receivables and the valuation allowance and net allowance charges.

/s/ KPMG
We have served as the Company’s auditor since 2007.
Norfolk, Virginia
March 2, 2020

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2019 and 2018
(Amounts in thousands, except per share amounts)

	2019	2018
Assets
Cash and cash equivalents	$119,774	$98,695
Investments	56,176	45,173
Finance receivables, net	3,514,165	3,084,777
Other receivables, net	10,606	46,157
Income taxes receivable	17,918	16,809
Deferred tax asset, net	63,225	61,453
Right-of-use assets	68,972	—
Property and equipment, net	56,501	54,136
Goodwill	480,794	464,116
Intangible assets, net	4,497	5,522
Other assets	31,263	32,721
Total assets	$4,423,891	$3,909,559
Liabilities and Equity
Liabilities:
Accounts payable	$4,258	$6,110
Accrued expenses	88,925	79,396
Income taxes payable	4,046	15,080
Deferred tax liability, net	85,390	114,979
Lease liabilities	73,377	—
Interest-bearing deposits	106,246	82,666
Borrowings	2,808,425	2,473,656
Other liabilities	26,211	7,370
Total liabilities	3,196,878	2,779,257
Redeemable noncontrolling interest	—	6,333
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,416 shares issued and outstanding at December 31, 2019; 100,000 shares authorized, 45,304 shares issued and outstanding at December 31, 2018	454	453
Additional paid-in capital	67,321	60,303
Retained earnings	1,362,631	1,276,473
Accumulated other comprehensive loss	(261,018)	(242,109)
Total stockholders' equity - PRA Group, Inc.	1,169,388	1,095,120
Noncontrolling interests	57,625	28,849
Total equity	1,227,013	1,123,969
Total liabilities and equity	$4,423,891	$3,909,559
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2019, 2018 and 2017
(Amounts in thousands, except per share amounts)

	2019	2018	2017
Revenues:
Income recognized on finance receivables	$998,361	$891,899	$795,435
Fee income	15,769	14,916	24,916
Other revenue	2,951	1,441	7,855
Total revenues	1,017,081	908,256	828,206

Net allowance charges	(24,025)	(33,425)	(11,898)

Operating expenses:
Compensation and employee services	310,441	319,400	273,033
Legal collection fees	55,261	42,941	43,351
Legal collection costs	134,156	104,988	76,047
Agency fees	55,812	33,854	35,530
Outside fees and services	63,513	61,492	62,792
Communication	44,057	43,224	33,132
Rent and occupancy	17,854	16,906	14,823
Depreciation and amortization	17,464	19,322	19,763
Other operating expenses	46,811	47,444	44,103
Total operating expenses	745,369	689,571	602,574
Income from operations	247,687	185,260	213,734
Other income and (expense):
Gain on sale of subsidiaries	—	26,575	48,474
Interest expense, net	(141,918)	(121,078)	(98,041)
Foreign exchange gain/(loss)	11,954	(944)	(1,104)
Other	(364)	(316)	(2,790)
Income before income taxes	117,359	89,497	160,273
Income tax expense/(benefit)	19,680	13,763	(10,852)
Net income	97,679	75,734	171,125
Adjustment for net income attributable to noncontrolling interests	11,521	10,171	6,810
Net income attributable to PRA Group, Inc.	$86,158	$65,563	$164,315
Net income per share attributable to PRA Group, Inc.:
Basic	$1.90	$1.45	$3.60
Diluted	$1.89	$1.44	$3.59
Weighted average number of shares outstanding:
Basic	45,387	45,280	45,671
Diluted	45,577	45,413	45,823
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2019, 2018 and 2017
(Amounts in thousands)

	2019	2018	2017
Net income	$97,679	$75,734	$171,125
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(6,359)	(63,505)	67,858
Cash flow hedges	(13,132)	44	—
Debt securities available-for-sale	39	(83)	—
Other comprehensive (loss)/income	(19,452)	(63,544)	67,858
Total comprehensive income	78,227	12,190	238,983
Less comprehensive income attributable to noncontrolling interests	10,978	10,129	1,332
Comprehensive income attributable to PRA Group, Inc.	$67,249	$2,061	$237,651
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2019, 2018 and 2017
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance at December 31, 2016	46,356	$464	$66,414	$1,050,525	$(251,944)	$52,862	$918,321
Components of comprehensive income, net of tax:
Net income	—	—	—	164,315	—	6,587	170,902
Currency translation adjustment	—	—	—	—	73,337	(7,202)	66,135
Distributions to noncontrolling interest	—	—	—	—	—	(2,085)	(2,085)
Vesting of restricted stock	145	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(1,312)	(13)	(44,896)	—	—	—	(44,909)
Share-based compensation expense	—	—	8,678	—	—	—	8,678
Excess income tax benefit from share-based compensation	—	—	(3,022)	—	—	—	(3,022)
Employee stock relinquished for payment of taxes	—	—	44,910	—	—	—	44,910
Component of convertible debt	—	—	(18,213)	—	—	—	(18,213)
Balance at December 31, 2017	45,189	$452	$53,870	$1,214,840	$(178,607)	$50,162	$1,140,717
Cumulative effect of change in accounting principle - equity securities (1)	—	—	—	(3,930)	—	—	(3,930)
Balance at January 1, 2018	45,189	$452	$53,870	$1,210,910	$(178,607)	$50,162	$1,136,787
Components of comprehensive income, net of tax:
Net income	—	—	—	65,563	—	10,171	75,734
Currency translation adjustment	—	—	—	—	(63,463)	(42)	(63,505)
Cash flow hedges	—	—	—	—	44	—	44
Debt securities available-for-sale	—	—	—	—	(83)	—	(83)
Distributions to noncontrolling interest	—	—	—	—	—	(33,271)	(33,271)
Vesting of restricted stock	115	1	(1)	—	—	—	—
Share-based compensation expense	—	—	8,521	—	—	—	8,521
Employee stock relinquished for payment of taxes	—	—	(2,087)	—	—	—	(2,087)
Purchase of noncontrolling interest	—	—	—	—	—	1,829	1,829
Balance at December 31, 2018	45,304	$453	$60,303	$1,276,473	$(242,109)	$28,849	$1,123,969
Components of comprehensive income, net of tax:
Net income	—	—	—	86,158	—	11,521	97,679
Currency translation adjustments	—	—	—	—	(5,816)	(543)	(6,359)
Cash flow hedges	—	—	—	—	(13,132)	—	(13,132)
Debt securities available-for-sale	—	—	—	—	39	—	39
Distributions to noncontrolling interest	—	—	—	—	—	(6,877)	(6,877)
Contributions from noncontrolling interest	—	—	—	—	—	24,675	24,675
Vesting of restricted stock	112	1	(1)	—	—	—	—
Share-based compensation expense	—	—	10,717	—	—	—	10,717
Employee stock relinquished for payment of taxes	—	—	(1,609)	—	—	—	(1,609)
Other	—	—	(2,089)	—	—	—	(2,089)
Balance at December 31, 2019	45,416	$454	$67,321	$1,362,631	$(261,018)	$57,625	$1,227,013
(1) Refer to Note 3 for further detail.
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2019, 2018 and 2017
(Amounts in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$97,679	$75,734	$171,125
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	10,717	8,521	8,678
Depreciation and amortization	17,464	19,322	19,763
Gain on sale of subsidiaries	—	(26,575)	(48,474)
Amortization of debt discount and issuance costs	22,987	22,057	18,152
Impairment of investments	—	—	1,745
Deferred tax benefit	(37,561)	(56,208)	(130,138)
Net unrealized foreign currency transactions	(4,543)	5,730	(1,098)
Fair value in earnings for equity securities	(5,826)	(3,502)	—
Net allowance charges	24,025	33,425	11,898
Other operating activities	(234)	—	(4,033)
Changes in operating assets and liabilities:
Other assets	3,313	(2,180)	(460)
Other receivables, net	6,300	(4,269)	(3,461)
Accounts payable	(2,070)	1,321	2,743
Income taxes (payable)/receivable, net	(12,375)	9,390	(22,715)
Accrued expenses	11,632	(1,334)	(5,752)
Other liabilities	1,149	(566)	(2,498)
Right of use asset/lease liability	731	—	—
Net cash provided by operating activities	133,388	80,866	15,475
Cash flows from investing activities:
Purchases of property and equipment	(18,033)	(20,521)	(22,840)
Acquisition of finance receivables	(1,231,351)	(1,105,759)	(1,086,029)
Collections applied to principal on finance receivables	842,910	733,306	717,170
Business acquisition, net of cash acquired	(57,610)	—	—
Cash received upon consolidation of Polish investment fund	—	17,531	—
Proceeds from sale of subsidiaries, net	31,177	4,905	93,304
Purchase of investments	(83,291)	(42,622)	(6,688)
Proceeds from sales and maturities of investments	75,008	25,909	10,123
Net cash used in investing activities	(441,190)	(387,251)	(294,960)
Cash flows from financing activities:
Proceeds from lines of credit	1,340,700	737,464	1,260,161
Principal payments on lines of credit	(728,282)	(403,348)	(1,549,833)
Principal payments on notes payable and long-term debt	(313,165)	(10,000)	(15,021)
Proceeds from long-term debt	—	—	310,000
Proceeds from convertible debt	—	—	345,000
Repurchases of common stock	—	—	(44,909)
Tax withholdings related to share-based payments	(1,609)	(2,087)	(3,022)
Payments of origination costs and fees	—	(2,260)	(18,240)
Cash paid for purchase of portion of noncontrolling interest	(1,255)	(1,664)	—
Distributions paid to noncontrolling interest	(6,877)	(14,486)	(1,429)
Contributions from noncontrolling interest	24,675	—	—
Net increase/(decrease) in interest-bearing deposits	27,427	(8,693)	12,991
Other financing activities	(2,091)	—	—
Net cash provided by financing activities	339,523	294,926	295,698
Effect of exchange rate on cash	(6,609)	(10,362)	10,016
Net increase/(decrease) in cash and cash equivalents	25,112	(21,821)	26,229
Cash and cash equivalents, beginning of year	98,695	120,516	94,287
Cash and cash equivalents, end of year	$123,807	$98,695	$120,516
Supplemental disclosure of cash flow information:
Cash paid for interest	$119,424	$97,475	$79,825
Cash paid for income taxes	68,979	73,483	144,341
Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per Consolidated Balance Sheets	$119,774	$98,695	$120,516
Restricted cash included in Other Assets per Consolidated Balance Sheets	4,033	—	—
Total cash, cash equivalents and restricted cash	$123,807	$98,695	$120,516
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. General and Summary of Significant Accounting Policies:
Nature of operations: As used herein, the terms "PRA Group," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, is a global financial and business services company with operations in the Americas, Europe, and Australia. The Company's primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company also provides fee-based services on class action claims recoveries and by servicing of consumer bankruptcy accounts in the United States ("U.S.").
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
Foreign currency: Assets and liabilities have been translated to the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of international subsidiaries are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of changes in equity.
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
Revenues and long-lived assets by geographical location: Revenue for the years ended December 31, 2019, 2018 and 2017, and long-lived assets held at December 31, 2019 and 2018, both for the U.S., the Company's country of domicile, and outside of the U.S. were (amounts in thousands):

	Years Ended December 31,			As of December 31,
	2019	2018	2017	2019	2018
	Revenues			Long-Lived Assets (2)
United States	$673,264	$619,172	$560,278	$112,233	$48,581
United Kingdom	120,377	99,817	81,322	3,553	1,543
Others (1)	223,440	189,267	186,606	9,687	4,012
Total	$1,017,081	$908,256	$828,206	$125,473	$54,136

(1) None of the countries included in "Others" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
(2) 2019 includes right-of-use assets from the adoption of ASU 2016-02 on January 1, 2019. Refer to Note 4.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment and right-of-use-assets. The Company reports revenues earned from nonperforming loan acquisitions and collection activities, fee-based services and investments. For additional information on the Company's investments, see Note 3. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Concentrations of credit risk: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash, investments and finance receivables.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Accumulated other comprehensive loss: The Company records unrealized gains and losses on certain available-for-sale investments and foreign currency translation adjustments in other comprehensive income. Unrealized gains and losses on available for sale investments are reclassified to earnings as the gains or losses are realized upon sale of the securities. Translation gains or losses on foreign currency translation adjustments are reclassified to earnings upon the substantial sale or liquidation of investments in international operations. For the Company’s financial derivative instruments that are designated as hedging instruments, the change in fair value of the derivative is recorded in other comprehensive income.
Investments:
Debt Securities. The Company accounts for its investments in debt securities under the guidance of ASC Topic 320, "Investments-Debt Securities" ("ASC 320"). The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are carried at amortized cost. Available for sale securities are carried at fair market value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in stockholders' equity. If the fair value of the investment falls below its carrying amount and the decline is deemed to be other than temporary, the investment is written down, with a corresponding charge to earnings.
Equity Securities. The Company accounts for its investments in equity securities in accordance with ASC Topic 321, “Investments-Equity Securities” (“ASC 321”), which requires that investments in equity securities be measured at fair value with changes in unrealized gains and losses reported in earnings. The Company's investment in equity securities have historically been carried at cost with income recognized in Other Revenue in the consolidated income statements when distributions, up to reported income, were received from the partnerships. As of first quarter of 2018, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), requires that investments in equity securities be measured at fair value with changes in unrealized gains and losses reported in earnings. See Note 3 for additional information.
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
The Company records a valuation allowance when significant decreases in expected cash flows are identified or there are changes in the timing of expected cash flows that would otherwise require a reduction in the stated yield on a pool of accounts. Factors that may contribute to the recording of valuation allowances include both external and internal factors. External factors that may have an impact on the collectability, and subsequently on the overall profitability of acquired pools of nonperforming loans, would include new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of acquired pools of nonperforming loans, would include necessary revisions to initial and post-acquisition scoring and modeling estimates, non-optimal operational activities, and decreases in productivity related to turnover and tenure of the Company's collection staff.
The Company capitalizes certain fees paid to third parties related to the direct acquisition of a portfolio of accounts. These fees are added to the acquisition cost of the portfolio and accordingly are amortized over the life of the portfolio using the interest method.
The agreements to purchase the aforementioned nonperforming loans include general representations and warranties from the sellers covering account holder death or insolvency and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller as a return of purchase price are referred to as buybacks. Buyback funds are applied against the finance receivable balance received and are not included in the Company's cash collections from operations. In some cases, the seller will replace the returned accounts with new accounts in lieu of returning the purchase price. In that case, the old account is removed from the pool and the new account is added.
Fee income recognition: The Company recognizes revenue from its class action claims recovery services when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the amount is fixed or determinable, and collectability is reasonably assured.
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
Business combinations: The Company accounts for business combinations under the acquisition method in accordance with ASC 805, "Business Combinations" ("ASC 805"). The cost of an acquired company is assigned to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair

PRA Group, Inc.
Notes to Consolidated Financial Statements

values of assets acquired and liabilities assumed requires management to make estimates and use valuation techniques when market values are not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. Transaction costs associated with business combinations are expensed as incurred.
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
For diluted earnings per share purposes, based upon the Company's intent and ability to settle conversions of the Notes through a combination of cash and shares, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $65.72 for the 2020 Notes or $46.24 for the 2023 Notes, neither of which occurred during the respective periods from when the Notes were issued through December 31, 2019.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Leases: The Company accounts for leases in accordance with the provisions of FASB issued ASU 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASU 2016-02"). ASU 2016-02 requires that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASC 842 on January 1, 2019 using the alternative method which resulted in the recording of operating lease right-of-use ("ROU") assets and lease liabilities of $72.1 million and $75.8 million, respectively. The Company's balance sheets for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.
The Company elected to apply the package of practical expedients permitted within the new standard, which among other things, allows it to carry forward the historical lease classification. In addition, the Company elected the practical expedient to exclude short-term leases (lease terms of less than one year) from its ROU assets and lease liabilities.
The Company's operating lease portfolio primarily includes corporate offices and call centers. The majority of its leases have remaining lease terms of one year to twenty years, some of which include options to extend the leases for five years, and others include options to terminate the leases within one year. Exercises of lease renewal options are typically at the Company's sole discretion and are included in its ROU assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company used its incremental borrowing rate as of January 1, 2019 to calculate the present value of the lease payments of its existing leases at adoption.
Share-based compensation: The Company accounts for share-based compensation in accordance with the provisions of ASC Topic 718 "Compensation-Stock Compensation" ("ASC 718"). ASC 718 requires that compensation expense associated with share equity awards be recognized in the income statement. The Company determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. The Company has certain share awards that include market conditions that affect vesting. The fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. The Company estimates a forfeiture rate for most equity share grants based on historical experience. Time-based equity share awards generally vest between one and three years from the grant date and are expensed on a straight-line basis over the vesting period. Equity share awards that contain a performance metric, are expensed over the requisite service period, generally three years, in accordance with the performance level achieved at each reporting period. See Note 11 for additional information.
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
The Company follows the guidance of ASC Topic 815 "Derivatives and Hedging" ("ASC 815") to account for its derivatives. All of the Company's outstanding derivative financial instruments are recognized in the balance sheet at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and

PRA Group, Inc.
Notes to Consolidated Financial Statements

liabilities and unrecognized firm commitments are reported currently in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. The Company realizes gains and losses from derivative instruments in the same financial statement line item as the hedged item/forecasted transaction. Changes in unrealized gains and losses for derivatives not designated in a hedge accounting relationship are recorded directly in earnings each period and are also recorded in the same financial statement line item as the hedged item/forecasted transaction. Cash flows from the settlement of derivatives, including both economic hedges and those designated in hedge accounting relationships, appear in the consolidated statements of cash flows in the same categories as the cash flows of the hedged item.
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
Use of estimates: The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Recent accounting pronouncements:
Recently Issued Accounting Standards Adopted:
Codification Improvements to Leases
In February 2016, the FASB issued ASU 2016-02 which requires that a lessee should recognize a liability to make lease payments and a ROU representing its right to use the underlying asset for the lease term on the balance sheet. In July 2018, FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11, "Leases (Topic 842) Targeted Improvements" which among other things, allowed for an alternative transition method which eliminated the requirement to restate the earliest prior period presented in an entity's financial statements. Entities that elected this transition option, including the Company, were required to adopt the new lease standard using the modified retrospective transition method required by the standard, but recognized a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company adopted the new leasing standard on January 1, 2019 and as a result recorded operating lease ROU assets and lease liabilities of $72.1 million and $75.8 million, respectively. The adoption of the standard did not have any other material impact on the Company's consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments
In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230)" ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice of how certain transactions are classified in the statement of cash flows. The new guidance clarifies the classification of cash activity related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle in which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2018. The new standard must be adopted using a retrospective transition method. The Company adopted ASU 2016-15 in the first quarter of 2019 which had no material impact on its consolidated financial statements.
Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). Under existing GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded income tax effects resulting from the 2017 Tax Cuts and Jobs Act ("Tax Act"). The amendments in this ASU also require certain disclosures about stranded income tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company’s provisional adjustments recorded during the year ended December 31, 2017 to account for the impact of the Tax Act did not result in stranded tax effects. The Company adopted ASU 2018-02 in the first quarter of 2019 which had no material impact on its consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted:
Financial Instruments - Credit Losses
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13"), which introduces a new methodology requiring the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities and other receivables measured at amortized cost. The new methodology requires an entity to present on the balance sheet the net amount expected to be collected. This methodology replaces the multiple impairment methods under existing GAAP, including for purchased credit impaired ("PCI") assets, and introduces the concept of purchased credit deteriorated (“PCD”) financial assets. The Company's PCI assets currently accounted for under existing GAAP will be accounted for as PCD financial assets upon adoption of ASU 2016-13. ASU 2016-13 requires PCD assets to be recognized at their purchase price plus the allowance for credit losses expected at the time of acquisition. ASU 2016-13 also requires that financial assets should be written off when they are deemed uncollectible.
In November 2019, FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), which amends the PCD financial asset guidance in ASU 2016-13 to clarify that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by an entity. Further, ASU 2019-11 clarifies that a negative allowance is recognized when an entity determines, after a full or partial writeoff of the amortized cost basis, that it will recover all or a portion of the basis.
Based on the guidance in ASU 2016-13 and 2019-11, substantially all the Company’s PCI assets will transition using the PCD guidance; the Company will gross up the amortized cost of the PCI assets by adding the allowance for credit losses estimated at transition. The Company will then immediately write off the amortized cost basis of individual accounts and establish a negative allowance for expected recoveries. The immediate writeoff and subsequent recognition of estimated recoveries are expected to have no impact on the Company’s statement of income, balance sheet or retained earnings at the date of adoption. The Company will estimate expected recoveries using a discounted cash flow approach and will recognize income over the estimated life of the pool at an effective interest rate. Subsequent changes (favorable and unfavorable) in expected cash flows will be recognized in current period earnings by adjusting the present value of the expected recoveries.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Subsequent to adoption, ASU 2016-13 and ASU 2019-11 represent a significant change from existing GAAP and are expected to result in material changes to the Company’s accounting for its finance receivables, including recognizing revenue at a fixed rate and recognizing both positive and negative changes to the forecast as an adjustment to current period earnings. The guidance will be effective prospectively for the Company as of January 1, 2020. Implementation efforts, including model finalization and drafting of accounting and internal control policies and procedures are nearly complete.
Intangibles - Goodwill and Other
In January 2017, FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, and early adoption was permitted for interim or annual goodwill impairment tests performed after January 1, 2017. Based on the Company's most recent goodwill impairment assessment, there were no reporting units for which it was more-likely-than-not that the carrying amount of a reporting unit exceeded its respective fair value; therefore, the Company believes that ASU 2017-04 would not have an impact on its consolidated financial statements or related disclosures. If subsequent to adoption, the carrying amount of a reporting unit exceeds its respective fair value, the Company would be required to recognize an impairment charge. The Company will adopt this standard on January 1, 2020 and does not expect that the adoption of these amendments will have a material effect on its consolidated financial statements.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” ("ASU 2018-13"). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this standard on January 1, 2020 and expects the adoption of ASU 2018-13 will result in additional and modified disclosures in its consolidated financial statements without any financial impact.
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. This standard is effective for annual and interim periods beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on our consolidated financial statements and expects it to result in additional and modified disclosures.
The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its consolidated financial statements.
2. Finance Receivables, net:
Changes in finance receivables, net, for the years ended December 31, 2019 and 2018, were as follows (amounts in thousands):

	2019	2018
Balance at beginning of year	$3,084,777	$2,776,199
Acquisitions of finance receivables (1)	1,274,317	1,105,423
Addition relating to consolidation of Polish investment fund	—	34,871
Foreign currency translation adjustment	22,006	(64,985)
Cash collections	(1,841,271)	(1,625,205)
Income recognized on finance receivables	998,361	891,899
Net allowance charges	(24,025)	(33,425)
Balance at end of year	$3,514,165	$3,084,777

(1) Includes portfolio purchases adjusted for buybacks and acquisition related costs and portfolios from the acquisition of a business in Canada made during the first quarter of 2019.

PRA Group, Inc.
Notes to Consolidated Financial Statements

During the year ended December 31, 2019, the Company acquired finance receivable portfolios with a face value of $11.7 billion for $1.3 billion as compared to the same period last year with a face value of $9.2 billion for $1.1 billion. At December 31, 2019, the estimated remaining collections ("ERC") on the receivables acquired during the years ended December 31, 2019 and 2018 were $2.0 billion and $1.4 billion, respectively. At December 31, 2019 and 2018, ERC was $6.8 billion and $6.1 billion, respectively.
At the time of acquisition and each quarter thereafter, the life of each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, estimated cash collections expected to be applied to principal are as follows for the twelve-month periods ending December 31, (amounts in thousands):

2020	$831,769
2021	672,699
2022	500,597
2023	368,332
2024	263,785
2025	193,831
2026	156,456
2027	135,238
2028	125,673
2029	116,008
Thereafter	149,777
Total ERC expected to be applied to principal	$3,514,165

At December 31, 2019 and 2018, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $33.7 million and $48.0 million, respectively.
Accretable yield represents the amount of income on finance receivables the Company can expect to recognize over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represent the original expected accretable yield, on portfolios acquired during the period. Net reclassifications from nonaccretable difference to accretable yield primarily result from the increase in the Company's estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield result from the decrease in the Company's estimates of future cash flows and allowance charges that together exceed the increase in the Company's estimate of future cash flows.
Changes in accretable yield for the years ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	2019	2018
Balance at beginning of year	$3,058,445	$2,927,866
Income recognized on finance receivables	(998,361)	(891,899)
Net allowance charges	24,025	33,425
Additions from portfolio acquisitions	943,887	876,112
Reclassifications from nonaccretable difference	205,464	194,992
Foreign currency translation adjustment	6,671	(82,051)
Balance at end of year	$3,240,131	$3,058,445

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	2019	2018	2017
Beginning balance	$257,148	$225,555	$211,465
Allowance charges	38,662	48,856	13,826
Reversal of previous recorded allowance charges	(14,637)	(15,431)	(1,928)
Net allowance charges	24,025	33,425	11,898
Foreign currency translation adjustment	122	(1,832)	2,192
Ending balance	$281,295	$257,148	$225,555

3. Investments:
Investments consisted of the following at December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Debt securities
Available-for-sale	$5,052	$5,077
Equity securities
Private equity funds	7,218	7,973
Mutual funds	33,677	21,753
Equity method investments	10,229	10,370
Total investments	$56,176	$45,173

Debt Securities
Available-for-Sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value.
The amortized cost and estimated fair value of investments in debt securities at December 31, 2019 and 2018 were as follows (amounts in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,095	$—	$43	$5,052

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,160	$—	$83	$5,077

Equity Securities
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 3% interest. In the first quarter of 2018, the Company adopted ASU 2016-01. Upon adoption of ASU 2016-01, the investments are carried at the fair value reported by the fund manager. The Company recorded a cumulative effect adjustment of $3.9 million, net of tax, to beginning retained earnings for the unrealized loss on the investment.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Unrealized gains and losses: Net unrealized gains on equity securities were $5.8 million and $3.5 million for the twelve months ended December 31, 2019 and December 31, 2018, respectively on the Company's equity securities.
Equity Method Investments
Effective December 20, 2018, the Company has an 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil, which is accounted for on the equity method because the Company exercises significant influence over RCB’s operating and financial activities. Accordingly, the Company’s investment in RCB is adjusted for the Company’s proportionate share of RCB’s earnings or losses. Refer to Note 17 for additional information.
4. Leases:
The components of lease expense for the year ended December 31, 2019 was as follows (amounts in thousands):

December 31, 2019
Operating lease cost	$12,008
Short-term lease cost	2,973
Total lease cost	$14,981
Supplemental cash flow information and non-cash activity related to leases for the year ended December 31, 2019 were as follows (amounts in thousands):

December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$11,438

ROU assets obtained in exchange for operating lease obligations	$80,725
Lease term and discount rate information related to operating leases were as follows as of the date indicated:

December 31, 2019
Weighted-average remaining lease terms (years)	10.7

Weighted-average discount rate	4.9%

The Company leases office space and equipment under operating leases. Lease expense was $15.0 million, $13.6 million and $11.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Maturities of lease liabilities at December 31, 2019, are as follows for the years ending December 31, (amounts in thousands):

Operating Leases
2020	$11,846
2021	11,378
2022	9,324
2023	7,132
2024	6,279
Thereafter	49,414
Total lease payments	$95,373
Less imputed interest	(21,996)
Total	$73,377

As previously disclosed in the Company's Form 10-K for the year ended December 31, 2018 and under the previous lease accounting standard (which excludes the impact of the Company's intent to exercise renewal options as required by ASU 2016-02),

PRA Group, Inc.
Notes to Consolidated Financial Statements

future minimum lease payments for operating leases at December 31, 2018, were as follows for the years ending December 31, (amounts in thousands):

2019	$11,470
2020	11,451
2021	10,809
2022	7,287
2023	6,189
Thereafter	7,866
Total future minimum lease payments	$55,072

5. Goodwill and Intangible Assets, net:
In connection with the Company's business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. The Company performs an annual review of goodwill as of October 1 or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2019 and concluded that no goodwill impairment was necessary.
The following table represents the changes in goodwill for the years ended December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Goodwill:
Balance at beginning of period	$464,116	$526,513
Changes:
Acquisition	18,831	—
Sale of subsidiary	—	(36,053)
Foreign currency translation adjustment	(2,153)	(26,344)
Net change in goodwill	16,678	(62,397)

Balance at end of period	$480,794	$464,116

The $18.8 million addition to goodwill during the year ended December 31, 2019, is related to the acquisition of a business in Canada during the first quarter. The $36.1 million decrease in goodwill during the year ended December 31, 2018, is a result of the sale of a portion of RCB's servicing platform in December of 2018.
Intangible assets, excluding goodwill, consisted of the following at December 31, 2019 and 2018 (amounts in thousands):

	2019		2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Client and customer relationships	$12,072	$8,242	$11,806	$6,993
Non-compete agreements	439	183	—	—
Trademarks	400	362	400	345
Technology	1,679	1,306	1,548	894
Total	$14,590	$10,093	$13,754	$8,232

The Company amortizes the intangible assets over their estimated useful lives. Total amortization expense for the years ended December 31, 2019, 2018 and 2017 was $1.6 million, $4.3 million and $4.3 million, respectively. The Company reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and the carrying amount exceeds its fair value.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The future amortization of intangible assets is estimated to be as follows for the years ending December 31, (amounts in thousands):

2020	$1,402
2021	880
2022	750
2023	707
2024	758
Thereafter	—
Total	$4,497

6. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	December 31, 2019	December 31, 2018
Americas revolving credit	$772,037	$598,279
Europe revolving credit	1,017,465	561,882
Term loans	425,000	740,551
Convertible senior notes	632,500	632,500
	2,847,002	2,533,212
Less: Debt discount and issuance costs	(38,577)	(59,556)
Total	$2,808,425	$2,473,656

The following principal payments are due on the Company's borrowings at December 31, 2019 for the years ending December 31, (amounts in thousands):

2020	$298,603
2021	1,028,568
2022	1,174,831
2023	345,000
2024 and thereafter	—
Total	$2,847,002

The Company believes it was in compliance with the covenants of its financing arrangements as of December 31, 2019.
North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. In the fourth quarter of 2018, the Company entered into a First Amendment (the "First Amendment") to the North American Credit Agreement which, among other things, increased the domestic revolving credit facility by $363.0 million and expanded the accordion feature to allow the Company to increase the original principal amount of the commitments under the North American Credit Agreement by an additional $500.0 million, subject to certain terms and conditions. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1,543.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $425.0 million term loan, (ii) a $1,068.0 million domestic revolving credit facility and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate or (c) the one-month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans bear

PRA Group, Inc.
Notes to Consolidated Financial Statements

interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2022. As of December 31, 2019, the unused portion of the North American Credit Agreement was $349.2 million. Considering borrowing base restrictions as of December 31, 2019, the amount available to be drawn was $146.5 million.
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
The outstanding balances and weighted average interest rates by type of borrowing under the credit facility as of the dates indicated are as follows (dollar amounts in thousands):

	December 31, 2019		December 31, 2018
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$425,000	4.30%	$435,000	5.02%
Revolving credit facilities	768,800	4.31%	598,279	4.97%

European Revolving Credit Facility
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
Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of approximately $1.1 billion (subject to the borrowing base), accrues interest at the Interbank Offered Rate ("IBOR") plus 2.70% - 3.80% (as determined by the LTV Ratio as defined in the European Credit Agreement), bears an unused line fee, currently 1.23% per annum, of 35% of the margin, is payable monthly in arrears, and matures February 19, 2021. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and matures February 19, 2021. As of December 31, 2019, the unused portion of the European Credit Agreement (including the overdraft facility) was $122.5 million. Considering borrowing base restrictions and other covenants as of December 31, 2019, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $121.8 million.
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
The outstanding balances and weighted average interest rates by type of borrowing under the European Credit Agreement as the dates indicated are as follows (dollar amounts in thousands):

	December 31, 2019		December 31, 2018
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$—	—%	$305,551	3.75%
Revolving credit facility	1,017,465	4.31%	561,882	4.10%

Colombian Revolving Credit Facility
On September 17, 2019, PRA Group Colombia Holding SAS ("PRA Colombia"), entered into a credit agreement with Bancolombia in an aggregate amount of approximately $6.0 million. As of December 31, 2019, the outstanding balance under the credit agreement was approximately $3.2 million, with a weighted average interest rate of 7.13%. The outstanding balance accrues interest at the Indicador Bancario de Referencia  rate ("IBR") plus a weighted average spread of 2.74%, is payable quarterly in arrears, amortizes quarterly, and matures on October 17, 2022 (per the credit agreement, maturity represents three years from the last draw). This credit facility is fully collateralized using time deposits with Bancolombia which are subject to certain limitations regarding withdrawal and usage and are included within other assets on the consolidated balance sheet. As of December 31, 2019, the unused portion of the Colombia Credit Agreement was $2.8 million.
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due August 1, 2020 (the "2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Regions Bank, as successor trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. Prior to February 1, 2020, the 2020 Notes will be convertible only upon the occurrence of specified events. As of December 31, 2019, the the Company did not have the right to redeem the 2020 Notes and the Company did not believe that any of the conditions allowing holders of the 2020 Notes to convert their notes had occurred. All conversions occurring on or after February 1, 2020, shall be settled using the Settlement Method as defined in the indenture.
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
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due June 1, 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the

PRA Group, Inc.
Notes to Consolidated Financial Statements

2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of December 31, 2019, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes had occurred.
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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	December 31, 2019	December 31, 2018
Liability component - principal amount	$632,500	$632,500
Unamortized debt discount	(31,414)	(43,812)
Liability component - net carrying amount	$601,086	$588,688
Equity component	$76,216	$76,216
The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.
Interest expense related to the Notes was as follows for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	2019	2018	2017
Interest expense - stated coupon rate	$20,700	$20,700	$15,870
Interest expense - amortization of debt discount	12,398	11,725	8,583
Total interest expense - convertible senior notes	$33,098	$32,425	$24,453

Interest Expense, Net
The Company incurs interest expense on its borrowings, interest-bearing deposits, and interest rate derivative agreements. The Company earns interest income on certain of its cash and cash equivalents and its interest rate derivative agreements. Interest expense, net, was as follows for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	2019	2018	2017
Interest expense	$144,165	$124,208	$103,653
Interest (income)	(2,247)	(3,130)	(5,612)
Interest expense, net	$141,918	$121,078	$98,041

PRA Group, Inc.
Notes to Consolidated Financial Statements

7. Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Software	$62,758	$64,670
Computer equipment	20,847	22,153
Furniture and fixtures	16,324	16,061
Equipment	13,869	12,390
Leasehold improvements	16,709	16,556
Building and improvements	7,900	7,431
Land	1,296	1,296
Accumulated depreciation and amortization	(93,207)	(92,877)
Assets in process	10,005	6,456
Property and equipment, net	$56,501	$54,136

Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2019, 2018 and 2017 was $15.9 million, $15.1 million and $15.4 million, respectively.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

The carrying amounts in the table are recorded in the consolidated balance sheets at December 31, 2019 and December 31, 2018 (amounts in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	119,774	119,774	$98,695	$98,695
Finance receivables, net	3,514,165	3,645,610	3,084,777	3,410,475
Financial liabilities:
Interest-bearing deposits	106,246	106,246	82,666	82,666
Revolving lines of credit	1,789,502	1,789,502	1,160,161	1,160,161
Term loans	425,000	425,000	740,551	740,551
Convertible senior notes	601,086	648,968	588,688	557,122

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
Finance receivables, net: The Company estimates the fair value of these receivables using proprietary pricing models that the Company utilizes to make portfolio acquisition decisions. Accordingly, the Company's fair value estimates use Level 3 inputs as there is little observable market data available and management is required to use significant judgment in its estimates.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements

Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying consolidated balance sheets at December 31, 2019 and 2018 (amounts in thousands):

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,052	$—	$—	$5,052
Fair value through net income investments
Mutual funds	33,677	—	—	33,677
Derivative contracts (recorded in other assets)	—	875	—	875
Liabilities:
Derivative contracts (recorded in other liabilities)	—	23,663	—	23,663

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,077	$—	$—	$5,077
Fair value through net income investments
Mutual funds	$21,753	$—	$—	$21,753
Derivative contracts (recorded in other assets)	—	3,334	—	3,334

Available-for-sale investments
Government bonds: Fair value of the Company's investment in government bonds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Fair value through net income investments
Mutual funds: Fair value of the Company's investment in mutual funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Derivative contracts: The estimated fair value of the derivative contracts is determined using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Effective in the second quarter of 2018, the Company began to apply hedge accounting to certain of its derivative contracts. By applying hedge accounting, changes in market value are reflected as adjustments in other comprehensive income. The hedges were evaluated and remained highly effective at December 31, 2019 and have initial terms of two to seven years.
Investments measured using net asset value
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to six years. The fair value of these private equity funds following the application of the NAV practical expedient was $7.2 million and $8.0 million as of December 31, 2019 and December 31, 2018, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

9. Derivatives:
The following table summarizes the fair value of derivative instruments in the consolidated balance sheets (amounts in thousands):

	December 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$323	Other assets	$44
Interest rate contracts	Other liabilities	17,807	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	552	Other assets	2,555
Foreign currency contracts	Other liabilities	5,856	Other liabilities	—
Interest rate contracts	Other assets	—	Other assets	735

Derivatives designated as hedging instruments:
Changes in the fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of December 31, 2019 and December 31, 2018, the notional amount of interest rate contracts designated as cash flow hedging instruments was $959.0 million and $260.8 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remained highly effective at December 31, 2019 and have initial terms of two to seven years. The Company estimates that approximately $3.4 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months.
The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the consolidated financial statements for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax
Derivatives designated as cash flow hedging instruments	2019	2018	2017
Interest rate contracts	$(14,311)	$44	$—

	Gain or (loss) reclassified from OCI into income
Location of gain or (loss) reclassified from OCI into income	2019	2018	2017
Interest expense, net	$(1,457)	$—	$—

Derivatives not designated as hedging instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of December 31, 2019, the Company no longer had interest rate swap contracts not designated as hedging instruments. As of December 31, 2018, the notional amount of interest rate contracts not designated as hedging instruments was $169.7 million. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of December 31, 2019 and December 31, 2018, the notional amount of foreign currency contracts that are not designated as hedging instruments was $469.9 million and $144.7 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s consolidated income statements for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

		Amount of gain or (loss) recognized in income
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2019	2018	2017
Foreign currency contracts	Foreign exchange gain/(loss)	$(7,008)	$4,011	$—
Foreign currency contracts	Interest expense, net	(3,875)	(549)	—
Interest rate contracts	Interest expense, net	(492)	2,082	—

10. Accumulated Other Comprehensive Loss:
The following table provides details about the reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2019 (amounts in thousands):

Gains and losses on cash flow hedges	2019	Affected line in the consolidated income statement
Interest rate swaps	$(1,457)	Interest expense, net
Income tax effect of item above	278	Income tax expense/(benefit)
Total losses on cash flow hedges	$(1,179)	Net of tax
The following table represents the changes in accumulated other comprehensive loss by component after tax, for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	Debt Securities		Currency Translation	Accumulated Other
	Available-for-Sale	Cash Flow Hedges	Adjustments	Comprehensive Loss (1)
Ending balance December 31, 2016	$—	$—	$(251,944)	$(251,944)
Other comprehensive loss before reclassifications	—	—	73,337	73,337
Reclassifications, net	—	—	—	—
Net current period other comprehensive loss	—	—	73,337	73,337
Ending balance December 31, 2017	$—	$—	$(178,607)	$(178,607)
Reclassification of unrealized loss on debt securities	(22)	—	—	(22)
Other comprehensive loss before reclassifications	(61)	44	(63,463)	(63,480)
Reclassifications, net	—	—	—	—
Net current period other comprehensive loss	(83)	44	(63,463)	(63,502)
Ending balance December 31, 2018	$(83)	$44	$(242,070)	$(242,109)
Other comprehensive loss before reclassifications	39	(14,311)	(5,816)	(20,088)
Reclassifications, net	—	1,179	—	1,179
Net current period other comprehensive loss	39	(13,132)	(5,816)	(18,909)
Ending balance December 31, 2019	$(44)	$(13,088)	$(247,886)	$(261,018)
(1) Net of a $4.4 million deferred tax benefit for unrealized losses from cash flow hedges for the year ended December 31, 2019.
11. Share-Based Compensation:
The Company has an Omnibus Incentive Plan (the "Plan") that is intended to assist the Company in attracting and retaining selected individuals to serve as employees and directors, who are expected to contribute to the Company's success and to achieve long-term objectives that will benefit stockholders of the Company. The Plan enables the Company to award shares of the Company's common stock to select employees and directors, not to exceed 5,400,000 shares as authorized by the Plan.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Total share-based compensation expense was $10.7 million, $8.5 million and $8.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recognizes all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. The total tax benefit realized from share-based compensation was approximately $1.2 million, $1.7 million and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Nonvested Shares
As of December 31, 2019, total future compensation expense related to grants of nonvested share grants to employees and directors (not including nonvested shares granted under the Long-Term Incentive ("LTI") program), is estimated to be $8.6 million with a weighted average remaining life for all nonvested shares of 1.6 years. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover among this group. With the exception of the grants made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably generally over one to three years and are expensed over their vesting period.
The following summarizes all nonvested share activity, excluding those related to the LTI program, from December 31, 2016 through December 31, 2019 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2016	303	$38.19
Granted	195	33.70
Vested	(173)	37.49
Canceled	(27)	43.05
December 31, 2017	298	35.25
Granted	254	36.39
Vested	(151)	35.13
Canceled	(22)	35.02
December 31, 2018	379	34.85
Granted	329	28.47
Vested	(167)	34.81
Canceled	(9)	31.01
December 31, 2019	532	$30.97

The total grant date fair value of shares vested, excluding those granted under the LTI program, during the years ended December 31, 2019, 2018 and 2017, was $5.8 million, $5.3 million and $6.5 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance-based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table summarizes all LTI share activity from December 31, 2016 through December 31, 2019 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
December 31, 2016	425	$39.57
Granted at target level	192	33.50
Adjustments for actual performance	5	60.00
Vested	(51)	40.80
Canceled	(99)	20.91
December 31, 2017	472	41.06
Granted at target level	121	39.40
Adjustments for actual performance	(74)	52.47
Vested	(19)	52.47
Canceled	(46)	32.31
December 31, 2018	454	33.27
Granted at target level	168	28.28
Adjustments for actual performance	(172)	28.98
Vested	—	—
Canceled	(3)	35.87
December 31, 2019	447	$33.03

The total grant date fair value of LTI shares vested during the years ended December 31, 2019, 2018 and 2017, was $0.0 million, $1.0 million and $2.1 million, respectively.
At December 31, 2019, total future compensation expense, assuming the current estimated performance levels are achieved, related to nonvested shares granted under the LTI program is estimated to be approximately $4.5 million. The Company assumed a 15.0% forfeiture rate for these grants and the remaining shares have a weighted average remaining life of 1.2 years at December 31, 2019.
12. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the conversion spread of the Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the Notes since issuance through December 31, 2019. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands, except per share amounts):

	2019			2018			2017
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$86,158	45,387	$1.90	$65,563	45,280	$1.45	$164,315	45,671	$3.60
Dilutive effect of nonvested share awards	—	190	(0.01)	—	133	(0.01)	—	152	(0.01)
Diluted EPS	$86,158	45,577	$1.89	$65,563	45,413	$1.44	$164,315	45,823	$3.59

There were no antidilutive options outstanding as of December 31, 2019, 2018 and 2017.

PRA Group, Inc.
Notes to Consolidated Financial Statements

13. Income Taxes:
The income tax expense/(benefit) recognized for the years ended December 31, 2019, 2018 and 2017 is comprised of the following (amounts in thousands):

	Federal	State	International	Total
For the year ended December 31, 2019:
Current tax expense	$41,391	$6,390	$9,460	$57,241
Deferred tax (benefit)	(27,311)	(6,030)	(4,220)	(37,561)
Total income tax expense	$14,080	$360	$5,240	$19,680
For the year ended December 31, 2018:
Current tax expense	$23,444	$9,026	$37,501	$69,971
Deferred tax (benefit)	(19,527)	(15,268)	(21,413)	(56,208)
Total income tax expense/(benefit)	$3,917	$(6,242)	$16,088	$13,763
For the year ended December 31, 2017:
Current tax expense	$77,656	$16,543	$25,087	$119,286
Deferred tax (benefit)	(112,118)	(2,051)	(15,969)	(130,138)
Total income tax (benefit)/expense	$(34,462)	$14,492	$9,118	$(10,852)

On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the “Tax Act.”  The main impact of the Tax Act was a reduction of the U.S. federal corporate tax rate from 35% to 21% and the current taxation of international entities.  New legislation and authoritative guidance on the Tax Act is still being released that may impact tax amounts recorded in the financial statements.   Under U.S. GAAP, the Company made an accounting policy election to treat taxes due related to GILTI as a current-period expense when incurred.
A reconciliation of the Company's expected tax expense at the statutory federal tax rate to actual tax expense/(benefit) for the years ended December 31, 2019, 2018 and 2017 is as follows (amounts in thousands):

	2019	2018	2017
Income tax expense at statutory federal rates	$24,645	$18,794	$56,095
State tax expense/(benefit), net of federal tax benefit	161	(5,098)	9,072
Tax impact on international earnings	(7,326)	206	(4,953)
Federal rate change	—	(719)	(73,779)
Other	2,200	580	2,713
Total income tax expense/(benefit)	$19,680	$13,763	$(10,852)

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company recognized a net deferred tax liability of $22.2 million and $53.5 million as of December 31, 2019 and 2018, respectively. The components of the net deferred tax liability are as follows (amounts in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Employee compensation	$6,085	$4,670
Net operating loss carryforward	93,068	24,210
Accrued liabilities	—	1,850
Interest	10,477	10,559
Finance receivable revenue recognition - international	21,343	37,005
Right of use asset	16,045	—
Other	12,009	2,721
Valuation allowance	(80,739)	(14,512)
Total deferred tax asset	78,288	66,503
Deferred tax liabilities:
Property and Equipment	(5,362)	(5,556)
Intangible assets and goodwill	(2,999)	(5,435)
Lease liability	(15,107)	—
Convertible debt	(7,843)	(10,998)
Finance receivable revenue recognition - IRS settlement	(36,959)	(74,296)
Finance receivable revenue recognition - domestic	(32,183)	(23,744)
Total deferred tax liability	(100,453)	(120,029)
Net deferred tax liability	$(22,165)	$(53,526)

A valuation allowance for deferred tax assets is recognized and charged to earnings in the period such determination is made, if it is determined that it is more likely than not that the deferred tax asset will not be realized. If the Company subsequently realized deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. The determination for a valuation allowance is made on a jurisdiction by jurisdiction basis. At December 31, 2019 and 2018, the valuation allowance, relating mainly to net operating losses, capital losses and deferred interest expense in Norway, Poland, and Luxembourg, was $80.7 million and $14.5 million respectively. The increase in the valuation allowance is primarily due to recording net operating losses in Luxembourg that were interpreted to be restricted by law. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.
On May 10, 2017, the Company reached a settlement with the Internal Revenue Service ("IRS") regarding the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, the Company changed its tax accounting method used to recognize finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method will be incorporated evenly into the Company’s tax filings over four years effective with tax year 2017. The Company was not required to pay any interest or penalties in connection with the settlement.
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
At December 31, 2019, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2014 and subsequent years.
As of December 31, 2019, the cumulative unremitted earnings of the Company's international subsidiaries were approximately $52.3 million. The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company's international subsidiaries had $401.5 million and $116.8 million of net operating loss carryforwards as of December 31, 2019 and 2018, respectively. There are $283.7 million and $45.8 million of valuation allowances recorded to offset those losses as of December 31, 2019 and 2018, respectively. The net operating losses do not expire under most local laws and the remaining jurisdictions allow for a seven to twenty year carryforward period.
14. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements, most which expire on December 31, 2020, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that take into consideration the Company's overall performance against its short and long-term financial and strategic objectives. As of December 31, 2019, estimated future compensation under these agreements was approximately $8.0 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $8.0 million total above.
Leases:
The Company is party to various operating leases with respect to its facilities and equipment. The future maturities of lease liabilities at December 31, 2019 totaled approximately $95.4 million.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2019 was approximately $506.9 million.
Finance Receivables:
Certain agreements for the purchase of finance receivables portfolios contain provisions that may, in limited circumstances, require the Company to refund a portion or all of the collections subsequently received by the Company on particular accounts. The potential refunds as of the balance sheet date are not considered to be significant.
Litigation and Regulatory Matters:
The Company and its subsidiaries are from time to time subject to a variety of routine legal and regulatory claims, inquiries and proceedings, most of which are incidental to the ordinary course of the Company's business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests or demands for information from regulators or governmental authorities who are investigating the Company's debt collection activities.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at December 31, 2019, where the range of loss can be estimated, was not material.

PRA Group, Inc.
Notes to Consolidated Financial Statements

In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. During the year ended December 31, 2019, the Company recorded $1.0 million in potential recoveries under the Company's insurance policies or third-party indemnities which is included in other receivables, net at December 31, 2019.
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
As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, the Company settled certain claims with the Massachusetts Office of the Attorney General on November 6, 2019. The range of loss with respect to the remaining investigations, if any, cannot be estimated at this time.
Iris Pounds v. Portfolio Recovery Associates, LLC
On November 21, 2016, Iris Pounds filed suit against the Company in Durham County, North Carolina alleging violations of the North Carolina Prohibited Practices by Collection Agencies Act. The purported class consists of all individuals against whom the Company had obtained a judgment by default in North Carolina on or after October 1, 2009. On December 9, 2016, the Company removed the matter to the United States District Court for the Middle District of North Carolina (the "District Court"). On March 28, 2018, the District Court entered an order remanding the matter to the North Carolina state court, which the Fourth Circuit Court of Appeals affirmed on May 17, 2018. On January 11, 2019, the Company filed motions to compel arbitration with the North Carolina state court, which was denied. The Company is seeking review of the North Carolinas state court's decision to deny the Company's motion to compel arbitration. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability, class certification and the interpretation of statutory damages.
Telephone Consumer Protection Act Litigation
On January 25, 2017, the Company resolved the matter of In Re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, which consisted of a number of class actions and single plaintiff claims consolidated by order of the Panel for Multi-District Litigation ("MDL"). While the settlement disposed of a large number of claims, several hundred class members opted out ("Opt-Out Plaintiffs") of that settlement. Many of these Opt-Out Plaintiffs have been consolidated before the MDL appointed court, the United States District Court for the Southern District of California, and are pending a determination on cross-motions for summary judgment. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability.
15. Retirement Plans:
The Company sponsors defined contribution plans primarily in the U.S. and Europe. The U.S. plan is organized as a 401(k) plan under which all employees over eighteen years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee's salary. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to the Company's contributions was $5.9 million, $6.3 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
16. Redeemable Noncontrolling Interest:
With the acquisition of DTP S.A. in 2016, the Company acquired a 20% owned Polish securitization fund (the "Fund"). Under ASC 810-10, the Company had determined it had control over this Fund and as such consolidated the operations of the Fund. As of December 31, 2019, 100% of the ownership interests were redeemed.

PRA Group, Inc.
Notes to Consolidated Financial Statements

17. Sales of Subsidiaries:
On December 20, 2018, the Company sold 79% of its interest in RCB, a servicing platform for nonperforming loans in Brazil for $40.0 million. The Company recognized a pre-tax gain of $26.6 million, which includes a gain of $5.4 million on its 11.7% retained interest. The Company received 25% of the proceeds in the fourth quarter of 2018 and the remaining 75% in the first quarter of 2019. The fair value of the retained interest was estimated based on the transaction price. The Company accounts for its remaining interest in RCB as an equity method investment.
As part of the Company’s strategy to focus on its primary business, the purchase, collection and management of portfolios of nonperforming loans, the Company sold its government services businesses: PRA Government Services, LLC; MuniServices, LLC; and PRA Professional Services, LLC in the first quarter of 2017, for $91.5 million in cash plus additional consideration for certain balance sheet items. The pre-tax gain on sale was approximately $46.8 million.
During the second quarter of 2017, the Company sold its vehicle location, skip tracing and collateral recovery business, PRA Location Services, LLC, for $4.5 million which resulted in a pre-tax gain on sale of approximately $1.6 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment under this framework, management has determined that our internal control over financial reporting was effective as of December 31, 2019. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included herein.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PRA Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited PRA Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated income statements, statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Norfolk, Virginia
March 2, 2020

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled "Executive Officers," "Security Ownership of Certain Beneficial Owners and Management," "Our Board and Its Committees," "Election of Directors," "Corporate Governance-Code of Conduct," and "Report of the Audit Committee" in our definitive Proxy Statement for use in connection with the Company's 2020 Annual Meeting of Stockholders (the "Proxy Statement").
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the sections labeled "Policy for Approval of Related Party Transactions" and "Director Independence" in the Proxy Statement.
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

4.5	Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
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

10.19
Fifth Amendment and Restatement Agreement to the Multicurrency Revolving Credit Facility Agreement, dated as of March 25, 2019, by and among PRA Group Europe Holding S.à r.l., PRA Group Europe Holding S.à r.l., Luxembourg, Zug Branch and DNB Bank ASA (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 10, 2019).

10.20*	2013 Annual Bonus Plan (Incorporated by reference to the Proxy Statement on Schedule 14A (File No. 000-50058) filed on April 19, 2013).
10.21*	2013 Omnibus Incentive Plan (Incorporated by reference to the Proxy Statement on Schedule 14A (File No. 000-50058) filed on April 19, 2013).
10.22
Deed of Novation, Amendment and Restatement, dated May 5, 2014, by and between Geveran Trading Co. Ltd and Portfolio Recovery Associates, Inc., PRA Holding IV, LLC and Tekagel Invest 742 AS (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 8, 2014).

10.23
Novated, Amended and Restated Sale and Purchase Agreement, dated May 5, 2014, for the Sale and Purchase of Aktiv Kapital AS (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 000-50058) filed on May 8, 2014).

21.1	Subsidiaries of PRA Group, Inc. (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
24.1	Powers of Attorney (included on signature page) (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

March 2, 2020	By:	/s/ Kevin P. Stevenson
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

March 2, 2020	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President, Chief Executive Officer and Director
(Principal Executive Officer)

March 2, 2020	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 2, 2020	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Director

March 2, 2020	By:	/s/ Vikram A. Atal
Vikram A. Atal
Director

March 2, 2020	By:	/s/ Danielle M. Brown
Danielle M. Brown
Director

March 2, 2020	By:	/s/ Marjorie M. Connelly
Marjorie M. Connelly
Director

March 2, 2020	By:	/s/ John H. Fain
John H. Fain
Director

March 2, 2020	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

March 2, 2020	By:	/s/ James A. Nussle
James A. Nussle
Director

March 2, 2020	By:	/s/ Geir Olsen
Geir Olsen
Director

March 2, 2020	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

March 2, 2020	By:	/s/ Lance L. Weaver
Lance L. Weaver
Director