Form 10-Q
period 2020-03-31
PRA GROUP INC
filed 2020-05-08
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of May 5, 2020 was 45,541,199.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
March 31, 2020 and December 31, 2019
(Amounts in thousands)

	(unaudited)
	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$179,995	$119,774
Investments	52,711	56,176
Finance receivables, net	3,408,074	3,514,165
Other receivables, net	11,383	10,606
Income taxes receivable	29,372	17,918
Deferred tax asset, net	63,911	63,225
Property and equipment, net	59,882	56,501
Right-of-use assets	66,655	68,972
Goodwill	418,565	480,794
Intangible assets, net	4,003	4,497
Other assets	55,548	31,263
Total assets	$4,350,099	$4,423,891
Liabilities and Equity
Liabilities:
Accounts payable	$4,328	$4,258
Accrued expenses	76,583	88,925
Income taxes payable	18,596	4,046
Deferred tax liability, net	69,845	85,390
Lease liabilities	71,102	73,377
Interest-bearing deposits	97,465	106,246
Borrowings	2,828,002	2,808,425
Other liabilities	63,502	26,211
Total liabilities	3,229,423	3,196,878
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,540 shares issued and outstanding at March 31, 2020; 100,000 shares authorized, 45,416 shares issued and outstanding at December 31, 2019	455	454
Additional paid-in capital	67,021	67,321
Retained earnings	1,381,766	1,362,631
Accumulated other comprehensive loss	(375,617)	(261,018)
Total stockholders' equity - PRA Group, Inc.	1,073,625	1,169,388
Noncontrolling interest	47,051	57,625
Total equity	1,120,676	1,227,013
Total liabilities and equity	$4,350,099	$4,423,891
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three months ended March 31, 2020 and 2019
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Portfolio income	$262,022	$—
Changes in expected recoveries	(12,816)	—
Income recognized on finance receivables	—	238,836
Fee income	2,209	6,374
Other revenue	369	667
Total revenues	251,784	245,877

Net allowance charges	—	(6,095)

Operating expenses:
Compensation and employee services	75,171	79,645
Legal collection fees	14,572	13,059
Legal collection costs	34,447	35,229
Agency fees	13,376	14,032
Outside fees and services	19,394	15,248
Communication	13,511	13,201
Rent and occupancy	4,484	4,363
Depreciation and amortization	4,084	4,572
Other operating expenses	12,205	11,585
Total operating expenses	191,244	190,934
Income from operations	60,540	48,848
Other income and (expense):
Interest expense, net	(37,211)	(33,981)
Foreign exchange gain	2,283	6,264
Other	(76)	(352)
Income before income taxes	25,536	20,779
Income tax expense	3,100	3,867
Net income	22,436	16,912
Adjustment for net income attributable to noncontrolling interests	3,301	1,685
Net income attributable to PRA Group, Inc.	$19,135	$15,227
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.42	$0.34
Diluted	$0.42	$0.34
Weighted average number of shares outstanding:
Basic	45,452	45,338
Diluted	45,784	45,419
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended March 31, 2020 and 2019
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$22,436	$16,912
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(108,076)	(1,173)
Cash flow hedges	(20,568)	(5,715)
Debt securities available-for-sale	170	45
Other comprehensive loss	(128,474)	(6,843)
Total comprehensive (loss)/income	(106,038)	10,069
Less comprehensive (loss)/ income attributable to noncontrolling interests	(10,574)	1,254
Comprehensive (loss)/income attributable to PRA Group, Inc.	$(95,464)	$8,815
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2020 and March 31, 2019
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2019	45,416	$454	$67,321	$1,362,631	$(261,018)	$57,625	$1,227,013
Components of comprehensive income, net of tax:
Net income	—	—	—	19,135	—	3,301	22,436
Currency translation adjustments	—	—	—	—	(94,201)	(13,875)	(108,076)
Cash flow hedges	—	—	—	—	(20,568)	—	(20,568)
Debt securities available-for-sale	—	—	—	—	170	—	170
Vesting of restricted stock	124	1	—	—	—	—	1
Share-based compensation expense	—	—	2,857	—	—	—	2,857
Employee stock relinquished for payment of taxes	—	—	(3,157)	—	—	—	(3,157)
Balance at March 31, 2020	45,540	$455	$67,021	$1,381,766	$(375,617)	$47,051	$1,120,676

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2018	45,304	$453	$60,303	$1,276,473	$(242,109)	$28,849	$1,123,969
Components of comprehensive income, net of tax:
Net income	—	—	—	15,227	—	1,685	16,912
Currency translation adjustments	—	—	—	—	(742)	(431)	(1,173)
Cash flow hedges	—	—	—	—	(5,715)	—	(5,715)
Debt securities available-for-sale	—	—	—	—	45	—	45
Distributions to noncontrolling interest	—	—	—	—	—	(6,877)	(6,877)
Contributions from noncontrolling interest	—	—	—	—	—	89	89
Vesting of restricted stock	80	1	(1)	—	—	—	—
Share-based compensation expense	—	—	2,314	—	—	—	2,314
Employee stock relinquished for payment of taxes	—	—	(1,437)	—	—	—	(1,437)
Other	—	—	(2,088)	—	—	—	(2,088)
Balance at March 31, 2019	45,384	$454	$59,091	$1,291,700	$(248,521)	$23,315	$1,126,039

The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2020 and 2019
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$22,436	$16,912
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	2,857	2,314
Depreciation and amortization	4,084	4,572
Amortization of debt discount and issuance costs	5,857	5,678
Changes in expected recoveries	12,816	—
Deferred income taxes	(12,755)	(9,994)
Net unrealized foreign currency transactions	24,873	(6,632)
Fair value in earnings for equity securities	(7,566)	(2,139)
Net allowance charges	—	6,095
Other	(135)	—
Changes in operating assets and liabilities:
Other assets	(1,242)	550
Other receivables, net	(545)	(1,289)
Accounts payable	221	(548)
Income taxes payable, net	3,835	(13,040)
Accrued expenses	(8,990)	1,553
Other liabilities	994	10,888
Right of use asset/lease liability	66	—
Other, net	—	37
Net cash provided by operating activities	46,806	14,957
Cash flows from investing activities:
Purchases of property and equipment	(7,639)	(4,493)
Acquisition of finance receivables	(271,845)	(264,632)
Recoveries applied to negative allowance	236,656	—
Collections applied to principal on finance receivables	—	222,335
Proceeds from/(purchase of) investments	36	(82,616)
Proceeds from sales and maturities of investments	612	42,940
Business acquisition, net of cash acquired	—	(57,610)
Proceeds from sale of subsidiaries, net	—	31,177
Net cash used in investing activities	(42,180)	(112,899)
Cash flows from financing activities:
Proceeds from lines of credit	315,118	537,891
Principal payments on lines of credit	(227,459)	(132,486)
Principal payments on notes payable and long-term debt	(2,500)	(305,665)
Payments of origination cost and fees	(8,203)	—
Tax withholdings related to share-based payments	(3,156)	(1,437)
Distributions paid to noncontrolling interest	—	(6,877)
Net (decrease)/increase in interest-bearing deposits	(1,658)	16,126
Other financing activities	—	(2,088)
Net cash provided by financing activities	72,142	105,464
Effect of exchange rate on cash	(16,575)	(4,115)
Net increase in cash and cash equivalents	60,193	3,407
Cash and cash equivalents, beginning of period	123,807	98,695
Cash and cash equivalents, end of period	$184,000	$102,102
Supplemental disclosure of cash flow information:
Cash paid for interest	$30,502	$25,479
Cash paid for income taxes	12,100	27,293
Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per Consolidated Balance Sheets	$179,995	$102,102
Restricted cash included in Other assets per Consolidated Balance Sheets	4,005	—
Total cash, cash equivalents and restricted cash	$184,000	$102,102
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. Organization and Business:
As used herein, the terms "PRA Group," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, is a global financial and business services company with operations in the Americas, Europe, and Australia. The Company's primary business is the purchase, collection, and management of portfolios of nonperforming loans. The Company also provides fee-based services on class action claims recoveries and by servicing consumer bankruptcy accounts in the United States ("U.S.").
On March 11, 2020, due to the global outbreak of the novel coronavirus ("COVID-19"), the World Health Organization declared a global pandemic.  Since the initial outbreak was reported, all U.S. states have declared states of emergency and COVID-19 has spread to all countries in which the Company operates.  As a result, the Company implemented business continuity plans including remote work practices where possible and have leveraged existing space to follow social distancing recommendations.  To date, the pandemic has not prevented the Company's ability to operate the business and the Company has continued to take steps necessary to minimize impact or disruption to the Company's global operations.
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
The following table shows the amount of revenue generated for the three months ended March 31, 2020 and 2019, and long-lived assets held at March 31, 2020 and 2019, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$153,335	$115,053	$167,576	$110,643
United Kingdom	36,340	3,076	29,756	3,993
Other (1)	62,109	8,408	48,545	10,377
Total	$251,784	$126,537	$245,877	$125,013
(1) None of the countries included in "Other" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment and right-of-use assets. The Company reports revenues earned from nonperforming loan acquisitions and collection activities, fee-based services and investments. For additional information on the Company's investments, see Note 4. It is impracticable for the Company to report further breakdowns of revenues from external customers by product or service.
Beginning January 1, 2020, the Company implemented Accounting Standards Update ("ASU") ASU 2016-13, "Financial Instruments - Credit Losses" ("Topic 326") ("ASU 2016-13") and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), collectively referred to as "ASC Topic 326", on a prospective basis. Prior to January 1, 2020, the vast majority of the Company's investment in finance receivables were accounted for under ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Refer to Note 2.
Finance receivables and income recognition: The Company accounts for its investment in finance receivables at amortized cost under the guidance of ASC Topic 310 “Receivables” (“ASC Topic 310”) and ASC Topic 326-20 “Financial Instruments - Credit Losses - Measured at Amortized Cost” (“ASC Topic 326-20”). ASC Topic 326-20 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.
Credit quality information: The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The Company accounts for the portfolios in accordance with the guidance for purchased credit deteriorated ("PCD") assets. The initial allowance for credit losses is added to the purchase price rather than recorded as a credit loss expense. The Company has established a policy to writeoff the amortized cost of individual assets when it deems probable that it will not collect on an individual asset. Due to the deteriorated credit quality of the individual accounts, the Company may writeoff the unpaid principal balance of all accounts in a portfolio at the time of acquisition. However, when the Company has an expectation of collecting cash flows at the portfolio level, a negative allowance is established for expected recoveries at an amount not to exceed the amount paid for the financial portfolios.
Portfolio segments:     The Company develops systematic methodologies to determine its allowance for credit losses at the portfolio segment level. The Company’s nonperforming loan portfolio segments consist of two broad categories: Core and Insolvency. The Company’s Core portfolios contain loan accounts that are in default, which were purchased at a substantial discount to face value because either the credit grantor and/or other third-party collection agencies have been unsuccessful in collecting the full balance owed. The Company’s Insolvency portfolios contain loan accounts that are in default where the customer is involved in a bankruptcy or insolvency proceeding and were purchased at a substantial discount to face value. Each of the two broad portfolio segments of purchased nonperforming loan portfolios consist of large numbers of homogeneous receivables with similar risk characteristics.

Effective Interest Rate and Accounting Pools: Within each portfolio segment, the Company pools accounts with similar risk characteristics that are acquired in the same year. Similar risk characteristics generally include portfolio segment and geographic region. The initial effective interest rate of the pool is established based on the purchase price and expected recoveries of each individual purchase at the purchase date. During the year of acquisition, the annual pool is aggregated, and the blended effective interest rate will change to reflect new acquisitions and new cash flow estimates until the end of the year. The effective interest rate for a pool is fixed for the remaining life of the pool once the year has ended.

Methodology: The Company develops its estimates of expected recoveries in the Consolidated Balance Sheets by applying discounted cash flow methodologies to its estimated remaining collections (“ERC”) and recognizes income over the estimated life of the pool at the constant effective interest rate of the pool. Subsequent changes (favorable and unfavorable) in expected cash flows are recognized within changes in expected recoveries in the Consolidated Income Statements by adjusting the present value of increases or decreases in ERC at a constant effective interest rate. Amounts included in the estimate of recoveries do not exceed the aggregate amount of the amortized cost basis previously written off or expected to be written off.

The measurement of expected recoveries is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Factors that may contribute to the changes in estimated cash flows include both external and internal factors. External factors that may have an impact on the collectability, and subsequently on the overall profitability of acquired pools of nonperforming loans, would include new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of acquired pools of nonperforming loans, would include necessary revisions to initial and post-acquisition scoring and modeling estimates, operational activities, and changes in productivity related to turnover and tenure of the Company's collection staff.

Portfolio income: The recognition of income on expected recoveries is based on the constant effective interest rate established for a pool.

Changes in expected recoveries: The activity consists of differences between actual recoveries compared to expected recoveries for the reporting period, as well as the net present value of increases or decreases in ERC at the constant effective interest rate.

Agreements to acquire the aforementioned receivables include general representations and warranties from the sellers covering matters such as account holder death or insolvency and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days, with certain international agreements extending as long as 24 months.  Any funds received from the seller as a return of purchase price are referred to as buybacks. Buyback funds are included in changes in expected recoveries when received. In some cases, the seller will replace the returned accounts with new accounts in lieu of returning the purchase price. In that case, the old account is removed from the pool and the new account is added.
Fees paid to third parties other than the seller related to the direct acquisition of a portfolio of accounts are expensed when incurred.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Goodwill and intangible assets: Goodwill, in accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), is not amortized but rather is reviewed for impairment annually or more frequently if indicators of potential impairment exist. On January 1, 2020, the Company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). The Company performs its annual assessment of goodwill as of October 1. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an impairment loss is recognized. The loss will be recorded at the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the respective reporting unit.
Basis of presentation: The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of March 31, 2020, its Consolidated Income Statements, and Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2020 and 2019, and its Statements of Changes in Equity and Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, have been included. The Consolidated Income Statements of the Company for the three months ended March 31, 2020 may not be indicative of future results.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K").

2. Change in Accounting Principle:

Financial Instruments - Credit Losses
In June 2016, FASB issued ASU 2016-13, which introduced a new methodology requiring the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities and other receivables measured at amortized cost. The new methodology requires an entity to present on the balance sheet the net amount expected to be collected. This methodology replaces the multiple impairment methods under prior GAAP, including for purchased credit impaired ("PCI") assets, and introduces the concept of PCD assets. The Company's PCI assets previously accounted for under ASC 310-30 are now accounted for as PCD assets upon adoption of ASU 2016-13. ASU 2016-13 requires PCD assets to be recognized at their purchase price plus the allowance for credit losses expected at the time of acquisition. ASU 2016-13 also requires that financial assets should be written off when they are deemed uncollectible.
In November 2019, FASB issued ASU 2019-11, which amended the PCD asset guidance in ASU 2016-13 to clarify that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account. Additionally, they should not exceed the aggregate of amounts previously written off and expected to be written off by an entity. Further, ASU 2019-11 clarifies that a negative allowance is recognized when an entity determines, after a full or partial writeoff of the amortized cost basis, that it will recover all or a portion of the basis.
The Company adopted ASC Topic 326 on January 1, 2020 on a prospective basis. In accordance with the guidance, substantially all the Company’s PCI assets were transitioned using the PCD guidance, with immediate writeoff of the amortized cost basis of individual accounts and establishment of a negative allowance for expected recoveries equal to the amortized cost basis written off. Accounts previously accounted for under ASC Topic 310-30, were aggregated into annual pools based on similar risk characteristics and an effective interest rate was established based on the estimated remaining cash flows of the annual pool. The immediate writeoff and subsequent recognition of expected recoveries had no impact on the Company’s Consolidated Income Statements or the Consolidated Balance Sheets at the date of adoption. The Company develops its estimate of expected recoveries by applying discounted cash flow methodologies to its ERC and recognizes income over the estimated life of the pool at the constant effective interest rate of the pool. Changes (favorable and unfavorable) in expected cash flows are recognized in current period earnings by adjusting the present value of the expected recoveries.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Following the transition guidance for PCD assets, the Company grossed up the amortized cost of its net finance receivables at January 1, 2020 as shown below (amounts in thousands):

Amortized cost	$3,514,165
Allowance for credit losses	125,757,689
Noncredit discount	3,240,131
Face value	$132,511,985

Allowance for credit losses	$125,757,689
Writeoffs, net	(125,757,689)
Expected recoveries	3,514,165
Initial negative allowance for expected recoveries	$3,514,165

3. Finance Receivables, net:
Finance Receivables, net after the adoption of ASC Topic 326 (refer to Note 2)
Finance receivables, net consists of the following at March 31, 2020 (amounts in thousands):

Amortized cost	$—
Negative allowance for expected recoveries (1)	3,408,074
Balance at end of period	$3,408,074

(1) The negative allowance balance includes certain portfolios of nonperforming loans for which the Company holds a beneficial interest representing approximately 1% of the balance.

Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended March 31, 2020 were as follows (amounts in thousands):

	Core	Insolvency	Total
Balance at beginning of period	$3,051,426	$462,739	$3,514,165
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	233,687	39,550	273,237
Foreign currency translation adjustment	(120,214)	(9,642)	(129,856)
Recoveries applied to negative allowance (2)	(199,038)	(37,618)	(236,656)
Changes in expected recoveries (3)	(16,477)	3,661	(12,816)
Balance at end of period	$2,949,384	$458,690	$3,408,074
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended March 31, 2020 were as follows (amounts in thousands):

	Core	Insolvency	Total
Face value	$1,891,142	$177,454	$2,068,596
Noncredit discount	(213,289)	(13,032)	(226,321)
Allowance for credit losses at acquisition	(1,444,166)	(124,872)	(1,569,038)
Purchase price	$233,687	$39,550	$273,237

PRA Group, Inc.
Notes to Consolidated Financial Statements

The initial negative allowance recorded on portfolio acquisitions for the three months ended March 31, 2020 was as follows (amounts in thousands):

	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,444,166)	$(124,872)	$(1,569,038)
Writeoffs, net	1,444,166	124,872	1,569,038
Expected recoveries	233,687	39,550	273,237
Initial negative allowance for expected recoveries	$233,687	$39,550	$273,237
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were computed as follows for the three months ended March 31, 2020 (amounts in thousands):

	Core	Insolvency	Total
Recoveries (a)	$440,694	$57,984	$498,678
Less - amounts reclassified to portfolio income (b)	241,656	20,366	262,022
Recoveries applied to negative allowance	$199,038	$37,618	$236,656
(a) Recoveries includes cash collections, buybacks and other adjustments.
(b) The Company reported income on expected recoveries based on the constant effective interest rate in portfolio income on the Company's Consolidated Income Statements.
(3) Changes in expected recoveries
Changes in expected recoveries consists of the following for the three months ended March 31, 2020 (amounts in thousands):

	Core	Insolvency	Total
Changes in expected future recoveries	$(20,524)	$(102)	$(20,626)
Recoveries received in excess/(shortfall) of forecast	4,047	3,763	7,810
Changes in expected recoveries	$(16,477)	$3,661	$(12,816)

In order to evaluate the impact of the COVID-19 pandemic on expectations of future cash collections, the Company considered historical performance, current economic forecasts regarding the duration of the impact to short-term and long-term growth in the various geographies in which the Company operates, and evolving information regarding government stimulus packages and the reduced economic activity required by stay at home orders. The Company also considered current collection activity in its determination to adjust the timing of near term ERC for certain pools. Based on these considerations, the Company’s estimates incorporate changes in the timing of expected cash collections over the next 6 to 12 months.  Changes in expected recoveries were a net write down of $12.8 million. This reflects a $20.6 million net, negative adjustment to the expected future recoveries primarily related to an expected delay in cash collections from the impact of COVID-19, partially offset by $7.8 million in recoveries in excess of expectations in the current quarter.  Changes in the Company’s assumptions regarding the duration and impact of COVID-19 to cash collections could change significantly as conditions evolve.

Finance Receivables, net prior to adoption of ASC Topic 326

The following information reflect finance receivables, net as previously disclosed in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2019 which was under previous revenue recognition accounting standard ASC Topic 310-30.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Changes in finance receivables, net for the three months ended March 31, 2019 were as follows (amounts in thousands):

Three Months Ended March 31, 2019
Balance at beginning of period	$3,084,777
Acquisitions of finance receivables (1)	313,446
Foreign currency translation adjustment	7,436
Cash collections	(461,171)
Income recognized on finance receivables	238,836
Net allowance charges	(6,095)
Balance at end of period	$3,177,229

(1)	Includes portfolio purchases adjusted for buybacks and acquisition related costs, and portfolios from the acquisition of a business in Canada made during the first quarter of 2019.
During the three months ended March 31, 2019, the Company acquired finance receivable portfolios with a face value of $4.7 billion for $318.8 million. At March 31, 2019, the ERC on the receivables acquired during the three months ended March 31, 2019 were $541.1 million.
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

2020	$850,955
2021	718,010
2023	562,256
2024	426,004
2025	258,793
2026	137,843
2027	77,642
2028	47,138
2029	38,084
2030	28,474
Thereafter	32,030
Total ERC expected to be applied to principal	$3,177,229

At March 31, 2019, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $43.5 million.
Accretable yield represented the amount of income on finance receivables the Company expected to recognize over the remaining life of its existing portfolios based on estimated future cash flows as of the balance sheet date. Additions represented the original expected accretable yield on portfolios acquired during the period. Net reclassifications from nonaccretable difference to accretable yield primarily resulted from the increase in the Company's estimate of future cash flows. When applicable, net reclassifications to nonaccretable difference from accretable yield resulted from the decrease in the Company's estimates of future cash flows and allowance charges that together exceeded the increase in the Company's estimate of future cash flows.
Changes in accretable yield for the three months ended March 31, 2019 were as follows (amounts in thousands):

Three Months Ended March 31, 2019
Balance at beginning of period	$3,058,445
Income recognized on finance receivables	(238,836)
Net allowance charges	6,095
Additions from portfolio acquisitions	235,814
Reclassifications from nonaccretable difference	19,161
Foreign currency translation adjustment	(511)
Balance at end of period	$3,080,168

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following is a summary of activity within the Company's valuation allowance account, all of which relates to acquired finance receivables, for the three months ended March 31, 2019 (amounts in thousands):

Three Months Ended March 31, 2019
Beginning balance	$257,148
Allowance charges	7,977
Reversal of previously recorded allowance charges	(1,882)
Net allowance charges	6,095
Foreign currency translation adjustment	81
Ending balance	$263,324

4. Investments:
Investments consisted of the following at March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Debt securities
Available-for-sale	$4,347	$5,052
Equity securities
Private equity funds	7,141	7,218
Mutual funds	33,353	33,677
Equity method investments	7,870	10,229
Total investments	$52,711	$56,176

Debt Securities
Available-for-sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value.
The amortized cost and estimated fair value of investments in debt securities at March 31, 2020 and December 31, 2019 were as follows (amounts in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$4,219	$128	$—	$4,347

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,095	$—	$43	$5,052

Equity Securities
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 1% interest.
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
Unrealized gains and losses: Net unrealized gains on the Company's equity securities were $7.6 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Equity Method Investments
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
5. Goodwill and Intangible Assets, net:
In connection with the Company's business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2019 and concluded that no goodwill impairment was necessary. The Company performed its quarterly assessment by evaluating whether a triggering event had occurred as of March 31, 2020 considering current market conditions resulting from the global COVID-19 pandemic. The Company concluded that no triggering event had occurred at March 31, 2020 and will continue to monitor the market for any adverse conditions resulting from the COVID-19 pandemic.
The following table represents the changes in goodwill for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Goodwill:
Balance at beginning of period	$480,794	$464,116
Changes:
Acquisition (1)	—	13,653
Foreign currency translation adjustment	(62,229)	2,749
Net change in goodwill	(62,229)	16,402

Balance at end of period	$418,565	$480,518

(1) The $13.7 million addition to goodwill during the three months ended March 31, 2019, is related to the acquisition of a business in Canada.
6. Leases:
 The Company's operating lease portfolio primarily includes corporate offices and call centers. The majority of its leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years, and others include options to terminate the leases within 1 year. Exercises of lease renewal options are typically at the Company's sole discretion and are included in its right-of-use ("ROU") assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The components of lease expense for the three months ended March 31, 2020 and 2019, were as follows (amounts in thousands):

	Three months ended March 31,
	2020	2019
Operating lease expense	$3,063	$2,863
Short-term lease expense	693	842
Total lease expense	$3,756	$3,705

PRA Group, Inc.
Notes to Consolidated Financial Statements

Supplemental cash flow information and non-cash activity related to leases for the three months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,991	$2,780

ROU assets obtained in exchange for operating lease obligations	531	76,175
Lease term and discount rate information related to operating leases were as follows as of the dates indicated:

	Three months ended March 31,
	2020	2019
Weighted-average remaining lease term (years)	10.6	11.0

Weighted-average discount rate	4.89%	4.95%

Maturities of lease liabilities at March 31, 2020 are as follows for the following periods (amounts in thousands):

Operating Leases
For the nine months ending December 31, 2020	$8,747
For the year ending December 31, 2021	11,250
For the year ending December 31, 2022	9,281
For the year ending December 31, 2023	7,148
For the year ending December 31, 2024	6,387
Thereafter	49,434
Total lease payments	$92,247
Less imputed interest	21,145
Total	$71,102

7. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2020	December 31, 2019
Americas revolving credit	$749,211	$772,037
Europe revolving credit	1,058,348	1,017,465
Term loans	422,500	425,000
Convertible senior notes	632,500	632,500
	2,862,559	2,847,002
Less: Debt discount and issuance costs	(34,557)	(38,577)
Total	$2,828,002	$2,808,425

The following principal payments are due on the Company's borrowings as of March 31, 2020 for the 12-month periods ending March 31, (amounts in thousands):

2021	$298,395
2022	10,895
2023	2,208,269
2024	345,000
Total	$2,862,559

The Company determined that it was in compliance with the covenants of its financing arrangements as of March 31, 2020.

PRA Group, Inc.
Notes to Consolidated Financial Statements

North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1,540.5 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $422.5 million term loan, (ii) a $1,068.0 million domestic revolving credit facility, and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans. The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the one-month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50%. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2022. As of March 31, 2020, the unused portion of the North American Credit Agreement was $371.2 million. Considering borrowing base restrictions, as of March 31, 2020, the amount available to be drawn was $175.7 million.
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
European Revolving Credit Facility and Term Loan
On October 23, 2014, European subsidiaries of the Company ("PRA Europe") entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). In the first quarter of 2020, the Company entered into the Sixth Amendment and Restatement Agreement to its European Credit Agreement which, among other things, increased the total commitments by $200 million, extended the majority of the facility by 2 years and includes an accordion feature of no less than $50.0 million not to exceed $500.0 million, to allow for future increases.
Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of $1,300.0 million (subject to the borrowing base), accrues interest at the Interbank Offered Rate ("IBOR") plus 2.70% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.23% per annum, of 35% of the margin, is payable monthly in arrears, and matures February 19, 2023. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and matures February 19, 2023. As of March 31, 2020, the outstanding balance under the European Credit Agreement was $1,058.3 million and the unused portion of the European Credit Agreement (including the overdraft facility) was $281.7 million. Considering borrowing base restrictions and other covenants, as of March 31, 2020, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $56.4 million.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The European Credit Agreement is secured by the shares of most of the Company's European subsidiaries and all intercompany loans receivable in Europe. The European Credit Agreement contains restrictive covenants and events of default including the following:

•	the ERC Ratio cannot exceed 45%;

•	the gross interest-bearing debt ratio in Europe cannot exceed 3.25 to 1.0 as of the end of any fiscal quarter;

•	interest bearing deposits in AK Nordic AB cannot exceed SEK 1.2 billion; and

•	PRA Europe's cash collections must meet certain thresholds, measured on a quarterly basis.
Colombian Revolving Credit Facility
PRA Group Colombia Holding SAS, a subsidiary of the Company in Colombia, has a credit agreement that provides for borrowings in an aggregate amount of approximately $4.9 million. As of March 31, 2020, the outstanding balance under the credit agreement was $2.4 million, with a weighted average interest rate of 7.13%. The outstanding balance accrues interest at the Indicador Bancario de Referencia rate ("IBR") plus a weighted average spread of 2.74%, is payable quarterly in arrears, amortizes quarterly, and matures on October 17, 2022 (per the credit agreement, maturity represents three years from the last draw). This credit facility is fully collateralized using time deposits with the lender that are subject to certain limitations regarding withdrawal and usage and are included within other assets on the Company's Consolidated Balance Sheets. As of March 31, 2020, the unused portion of the Colombia Credit Agreement was $2.5 million.
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due August 1, 2020 (the "2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Regions Bank, as successor trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Prior to February 1, 2020, the 2020 Notes were convertible only upon the occurrence of specified events. As of March 31, 2020 the 2020 Notes are convertible at any time.
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
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due June 1, 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of March 31, 2020, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes have occurred.

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	March 31, 2020	December 31, 2019
Liability component - principal amount	$632,500	$632,500
Unamortized debt discount	(28,197)	(31,414)
Liability component - net carrying amount	$604,303	$601,086
Equity component	$76,216	$76,216

The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense - stated coupon rate	$5,175	$5,175
Interest expense - amortization of debt discount	3,217	3,042
Total interest expense - convertible senior notes	$8,392	$8,217

8. Derivatives:
The Company periodically enters into derivative financial instruments, typically interest rate swap agreements, interest rate caps, and foreign currency contracts to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the counterparty to assess the counterparty’s ability to honor its obligation. Counterparty default would expose the Company to fluctuations in interest and currency rates. Derivative financial instruments are recognized at fair value in the Consolidated Balance Sheets, in accordance with the guidance of ASC Topic 815 “Derivatives and Hedging” (“ASC 815”).

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the fair value of derivative instruments in the Company's Consolidated Balance Sheets (amounts in thousands):

	March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$—	Other assets	$323
Interest rate contracts	Other liabilities	43,674	Other liabilities	17,807
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	18,126	Other assets	552
Foreign currency contracts	Other liabilities	15,614	Other liabilities	5,856

Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of March 31, 2020 and December 31, 2019, the notional amount of interest rate contracts designated as cash flow hedging instruments was $922.2 million and $959.0 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remain highly effective at March 31, 2020 and have initial terms of two to seven years. The Company estimates that approximately $8.4 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months.
The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the consolidated financial statements for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax			Gain or (loss) reclassified from OCI into income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2020	2019	Location of gain or (loss) reclassified from OCI into income	2020	2019
Interest rate contracts	$(21,350)	$(5,795)	Interest expense, net	$(1,012)	$(80)

Derivatives Not Designated as Hedging Instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of March 31, 2020 and December 31, 2019, the notional amount of foreign currency contracts that are not designated as hedging instruments was $747.8 million and $469.9 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s Consolidated Income Statements for the three months ended March 31, 2020 and 2019 (amounts in thousands):

		Amount of gain or (loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2020	2019
Foreign currency contracts	Foreign exchange gain	$26,786	$(5,256)
Foreign currency contracts	Interest expense, net	(1,001)	—
Interest rate contracts	Interest expense, net	1,038	(349)

9. Fair Value:
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
The carrying amounts in the table are recorded in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$179,995	$179,995	$119,774	$119,774
Finance receivables, net	3,408,074	3,503,737	3,514,165	3,645,610
Financial liabilities:
Interest-bearing deposits	97,465	97,465	106,246	106,246
Revolving lines of credit	1,807,559	1,807,559	1,789,502	1,789,502
Term loans	422,500	422,500	425,000	425,000
Convertible senior notes	604,303	589,742	601,086	648,968

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
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$4,347	$—	$—	$4,347
Fair value through net income
Mutual funds	33,353	—	—	33,353
Derivative contracts (recorded in other assets)	—	18,126	—	18,126
Liabilities:
Derivative contracts (recorded in other liabilities)	—	59,288	—	59,288
	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,052	$—	$—	$5,052
Fair value through net income
Mutual funds	33,677	—	—	33,677
Derivative contracts (recorded in other assets)	—	875	—	875
Liabilities:
Derivative contracts (recorded in other liabilities)	—	23,663	—	23,663

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
Investments measured using net asset value
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that

PRA Group, Inc.
Notes to Consolidated Financial Statements

distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the Net Asset Value ("NAV") practical expedient was $7.1 million and $7.2 million as of March 31, 2020 and December 31, 2019, respectively.
10. Accumulated Other Comprehensive Loss:
The following table provides details about the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
Gains and losses on cash flow hedges	2020	2019	Affected line in the consolidated income statement
Interest rate swaps	$(1,012)	$(80)	Interest expense, net
Income tax effect of item above	230	—	Income tax expense
Total losses on cash flow hedges	$(782)	$(80)	Net of tax
The following table represents the changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31, 2020
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Ending balance at December 31, 2019	$(44)	$(13,088)	(247,886)	$(261,018)
Other comprehensive loss before reclassifications	170	(21,350)	(94,201)	(115,381)
Reclassifications, net	—	782	—	782
Net current period other comprehensive loss	170	(20,568)	(94,201)	(114,599)
Ending balance at March 31, 2020	$126	(33,656)	$(342,087)	$(375,617)

	Three Months Ended March 31, 2019
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Ending balance December 31, 2018	$(83)	$44	$(242,070)	$(242,109)
Other comprehensive loss before reclassifications	45	(5,795)	(742)	(6,492)
Reclassifications, net	—	80	—	80
Net current period other comprehensive loss	45	(5,715)	(742)	(6,412)
Ending balance March 31, 2019	$(38)	$(5,671)	$(242,812)	$(248,521)
(1) Net of deferred taxes for unrealized losses from cash flow hedges of $10.0 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.
11. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the convertible senior notes since issuance through March 31, 2020. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.

PRA Group, Inc.
Notes to Consolidated Financial Statements

The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2020 and 2019 (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2020			2019
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$19,135	45,452	$0.42	$15,227	45,338	$0.34
Dilutive effect of nonvested share awards	—	332	—	—	81	—
Diluted EPS	$19,135	45,784	$0.42	$15,227	45,419	$0.34
There were no antidilutive options outstanding for the three months ended March 31, 2020 and 2019.
12. Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
On May 10, 2017, the Company reached a settlement with the Internal Revenue Service ("IRS") regarding the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, the Company changed its tax accounting method used to recognize finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method has been incorporated evenly into the Company’s tax filings over four years effective with tax year 2017. The Company was not required to pay any interest or penalties in connection with the settlement.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted into U.S. law in response to COVID-19 with varying legislation enacted in many of the countries in which the Company operates.  While the Company is continuing to evaluate impact, it intends to implement the tax payment and filing deferral provisions as applicable and does not believe that any of the other provisions will have a material impact to its financial reporting.  As international tax legislative updates continue to be released, they will be monitored by the Company.
At March 31, 2020, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $115.4 million and $109.7 million as of March 31, 2020 and December 31, 2019, respectively.
13. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements, most of which expire on December 31, 2020, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that take into consideration the Company’s overall performance against its short and long-term financial and strategic objectives. At March 31, 2020, estimated future compensation under these agreements was approximately $6.2 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $6.2 million total above.

PRA Group, Inc.
Notes to Consolidated Financial Statements

Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2020, was approximately $629.2 million.
Finance Receivables:
Certain agreements for the purchase of finance receivables portfolios contain provisions that may, in limited circumstances, require the Company to refund a portion or all of the collections subsequently received by the Company on particular accounts. The potential refunds as of the balance sheet date are not considered to be significant.
Litigation and Regulatory Matters:
The Company and its subsidiaries are from time to time subject to a variety of routine legal and regulatory claims, inquiries and proceedings and regulatory matters, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests or demands for information from regulators or governmental authorities who are investigating the Company's debt collection activities.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at March 31, 2020, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. During the year ended December 31, 2019, the Company recorded $1.0 million in recoveries receivable under the Company's insurance policies or third-party indemnities which is included in other receivables, net at December 31, 2019.
Matters that are not considered routine legal proceedings were disclosed previously in the 2019 Form 10-K.
14. Recently Issued Accounting Standards:
Recently issued accounting standards adopted:

Financial Instruments - Credit Losses
Effective January 1, 2020, the Company adopted ASC 326 on a prospective basis. Prior to January 1, 2020, substantially all of the Company's investment in finance receivables were accounted for under ASC 310-30. Refer to Note 2 for comprehensive details.
Intangibles - Goodwill and Other
In January 2017, FASB issued ASU 2017-04 which eliminates Step 2 of the goodwill impairment test. Instead, an entity performs its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the

PRA Group, Inc.
Notes to Consolidated Financial Statements

option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted ASU 2017-04 on January 1, 2020 which had no impact on its consolidated financial statements.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” ("ASU 2018-13"). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted ASU 2018-13 on January 1, 2020 which had no impact to the Company's Notes to Consolidated Financial Statements.
Recently issued accounting standards not yet adopted:
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. This standard is effective for annual and interim periods beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and expects that the adoption of the standard will result in additional and modified disclosures.
Investments-Equity Securities
In January 2020, the FASB issued ASU 2020-01 “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” (“ASU 2020-01”). ASU 2020-01 clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. Additionally, it clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This standard is effective for public entities for financial statements issued for fiscal years and interim periods beginning after December 15, 2020. The Company is evaluating the impact of ASU 2020-01 but does not expect adoption to have a material effect on its consolidated financial statements.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. ASU 2020-04 is effective immediately for a limited time through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04.
The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its consolidated financial statements.
15. Subsequent Events:
On May 6, 2020 , the Company entered into the Second Amendment to the North American Credit Facility, which, among other things, includes:

•
the consolidated total leverage ratio limit will increase to 3.25 from 2.75 effective after June 30, 2020 through December 31, 2020. After December 31, 2020, the consolidated total leverage ratio limit will decrease to 3.0 until maturity;

•	the LIBOR floor increases from zero to 100% on the revolving loans;

•	the consolidated senior secured leverage ratio limit will increase from 2.25 to 2.75 until March 31, 2021. On March 31, 2021, the senior secured leverage ratio will decrease to 2.25 until maturity;

•
the ERC borrowing base on all domestic Core eligible pools will increase from 35% to 40% effective July 31, 2020 until January 31, 2021. If the ERC advance rate drops to 35% or below during this period, the ERC borrowing base will return to 35%;

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
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

•	a deterioration in the economic or inflationary environment in the Americas or Europe, including the interest rate environment;

•	changes or volatility in the credit or capital markets, which affect our ability to borrow money or raise capital, including as a result of the impact of the novel coronavirus ("COVID-19") pandemic;

•	our ability to replace our portfolios of nonperforming loans with additional portfolios sufficient to operate efficiently and profitably;

•	our ability to continue to purchase nonperforming loans at appropriate prices;

•	our ability to collect sufficient amounts on our nonperforming loans to fund our operations;

•	the possibility that we could recognize significant decreases in our estimate of future recoveries on nonperforming loans;

•
changes in, or interpretations of, federal, state, local, or international laws, including bankruptcy and collection laws, or changes in the administrative practices of various bankruptcy courts, which could negatively affect our business or our ability to collect on nonperforming loans;

•	our ability to successfully manage the challenges associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, including the COVID-19 pandemic;

•
the impact of the COVID-19 pandemic on the markets in which we operate, including business disruptions, unemployment, economic disruption, overall market volatility, and the inability or unwillingness of consumers to pay the amounts owed to us;

•	changes in accounting standards and their interpretations;

•	our ability to manage risks associated with our international operations;

•	changes in tax laws and interpretations regarding earnings of our domestic and international operations;

•	the impact of the Tax Cuts and Jobs Act ("Tax Act") including interpretations and determinations by tax authorities;

•	the possibility that we could incur goodwill or other intangible asset impairment charges;

•	adverse effects from the exit of the United Kingdom ("UK") from the European Union ("EU");

•	our loss contingency accruals may not be adequate to cover actual losses;

•	adverse outcomes in pending litigation or administrative proceedings;

•	the possibility that class action suits and other litigation could divert management's attention and increase our expenses;

•	the possibility that we could incur business or technology disruptions or cyber incidents;

•	disruptions of business operations caused by the underperformance or failure of information technology infrastructure, networks or telephone systems;

•	our ability to collect and enforce our nonperforming loans may be limited under federal, state, and international laws, regulations and policies;

•
our ability to comply with existing and new regulations of the collection industry, the failure of which could result in penalties, fines, litigation, damage to our reputation, or the suspension or termination of or required modification to our ability to conduct our business;

•
investigations, reviews, or enforcement actions by governmental authorities, including the Consumer Financial Protection Bureau ("CFPB"), which could result in changes to our business practices, negatively impact our portfolio acquisitions volume, make collection of account balances more difficult or expose us to the risk of fines, penalties, restitution payments, and litigation;

•
the possibility that compliance with complex and evolving international and United States ("U.S.") laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;

•	our ability to comply with data privacy regulations such as the General Data Protection Regulation ("GDPR");

•	our ability to retain, expand, renegotiate or replace our credit facilities and our ability to comply with the covenants under our financing arrangements;

•	our ability to raise the funds necessary to repurchase our convertible senior notes or to settle conversions in cash;

•	our ability to refinance our indebtedness, including our outstanding convertible senior notes;

•	changes in interest or exchange rates, which could reduce our net income, and the possibility that future hedging strategies may not be successful,

•	the possibility that the adoption of future accounting standards could negatively impact our business;

•	default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses

•	uncertainty about the future of the London Inter-Bank Offer Rate ("LIBOR") may adversely affect our business; and

•	the risk factors discussed herein and in our other filings with the Securities and Exchange Commission ("SEC").
You should assume that the information appearing in this Quarterly Report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
You should carefully consider the factors listed above and review the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the "Risk Factors" section and "Business" section of our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K") and the "Risk Factors" section of this Quarterly Report.
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
Frequently Used Terms
We may use the following terminology throughout this document:

•	"Amortization rate" refers to cash collections applied to principal on finance receivables as a percentage of total cash collections.

•	"Buybacks" refers to purchase price refunded by the seller due to the return of ineligible accounts.

•	"Cash collections" refers to collections on our owned finance receivables portfolios.

•	"Cash receipts" refers to cash collections on our owned finance receivables portfolios plus fee income.

•	"Change in expected recoveries" refers to the differences of actual recoveries received when compared to expected recoveries and the net present value of changes in ERC.

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

•	"Negative Allowance" refers to the present value of cash flows expected to be collected on our finance receivables, carried as an asset on the balance sheet.

•	"Portfolio acquisitions" refers to all portfolios added as a result of a purchase, but also includes portfolios added as a result of a business acquisition.

•	"Portfolio purchases" refers to all portfolios purchased in the normal course of business and excludes those purchased via business acquisitions.

•	"Portfolio income" reflects revenue recorded due to the passage of time using the effective interest rate calculated based on the purchase price of portfolios and estimated remaining collections.

•	"Principal amortization" refers to cash collections applied to principal on finance receivables.

•
"Purchase price" refers to the cash paid to a seller to acquire nonperforming loans. Prior to the adoption of ASC Topic 326 purchase price also included certain capitalized costs and adjustments for buybacks.

•	"Purchase price multiple" refers to the total estimated collections (as defined below) on owned finance receivables portfolios divided by purchase price.

•	"Recoveries" refers to cash collections plus buybacks and other adjustments.

•	"Total estimated collections" or "TEC" refers to actual cash collections, including cash sales, plus estimated remaining collections on our finance receivables portfolios.
All references in this Quarterly Report to "PRA Group," "our," "we," "us," "the Company" or similar terms are to PRA Group, Inc. and its subsidiaries.

Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans.
We are headquartered in Norfolk, Virginia, and as of March 31, 2020, employed 4,014 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA".
COVID-19 Update
The recent outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty. Since the initial outbreak was reported, all states in the U.S. have declared states of emergency and COVID-19 has spread to all countries in which we operate.  As a result, we have implemented our business continuity plans including remote work practices where possible and have leveraged existing space to follow social distancing guidelines.  To date, the pandemic has not prevented our ability to operate the business and we have continued to take steps necessary to minimize impact or disruption to our global operations.  We believe we have sufficient liquidity on hand, or access to the capital markets to provide liquidity, to continue normal business operations. Refer to the Liquidity and Capital Resources section below for further discussion.  Furthermore, the pandemic presents potential new risks which are difficult to reasonably estimate. As a result, the impact COVID-19 may have on our business, results of operations or financial condition is also difficult to predict. See discussion in Part II, Item 1A - “Risk Factors”.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. As of January 1, 2020 we adopted ASU 2016-13, "Financial Instruments - Credit Losses" ("Topic 326") ("ASU 2016-13") and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), collectively referred to as "ASC Topic 326", on a prospective basis. Prior period amounts were accounted for under ASC Topic 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). For further information refer to Note 2 to our Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report. The following table sets forth Consolidated Income Statement amounts as a percentage of total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2020		2019
Revenues:
Portfolio income	$262,022	104.1%	$—	—%
Changes in expected recoveries	(12,816)	(5.1)	—	—
Income recognized on finance receivables	—	—	238,836	97.1
Fee income	2,209	0.9	6,374	2.6
Other revenue	369	0.1	667	0.3
Total revenues	251,784	100.0	245,877	100.0

Net allowance charges	—	—	(6,095)	(2.5)

Operating expenses:
Compensation and employee services	75,171	29.9	79,645	32.4
Legal collection fees	14,572	5.8	13,059	5.3
Legal collection costs	34,447	13.7	35,229	14.3
Agency fees	13,376	5.3	14,032	5.7
Outside fees and services	19,394	7.7	15,248	6.2
Communication	13,511	5.4	13,201	5.4
Rent and occupancy	4,484	1.8	4,363	1.8
Depreciation and amortization	4,084	1.6	4,572	1.9
Other operating expenses	12,205	4.8	11,585	4.7
Total operating expenses	191,244	76.0	190,934	77.7
Income from operations	60,540	24.0	48,848	19.9
Other income and (expense):
Interest expense, net	(37,211)	(14.8)	(33,981)	(13.8)
Foreign exchange gain	2,283	0.9	6,264	2.5
Other	(76)	—	(352)	(0.1)
Income before income taxes	25,536	10.1	20,779	8.5
Income tax expense	3,100	1.2	3,867	1.6
Net income	22,436	8.9	16,912	6.9
Adjustment for net income attributable to noncontrolling interests	3,301	1.3	1,685	0.7
Net income attributable to PRA Group, Inc.	$19,135	7.6%	$15,227	6.2%

Three Months Ended March 31, 2020 Compared To Three Months Ended March 31, 2019
Cash Collections
Cash collections were as follows for the periods indicated:

	For the Three Months Ended March 31,		Variances
(Amounts in thousands)	2020	2019	2020 vs. 2019
Americas Core	$305,780	$290,723	$15,057
Americas Insolvency	43,210	44,613	(1,403)
Europe Core	131,340	116,858	14,482
Europe Insolvency	14,243	8,977	5,266
Total cash collections	$494,573	$461,171	$33,402

Cash collections adjusted (1)	$494,573	$454,654	$39,919
(1) Cash collections adjusted refers to 2019 cash collections remeasured using 2020 exchange rates.
Cash collections were $494.6 million for the three months ended March 31, 2020, an increase of $33.4 million, or 7.2%, compared to $461.2 million for the three months ended March 31, 2019. The increase was largely due to increases in Americas Core and Europe Core cash collections, partially offset by the overall economic disruption in the last two weeks of the quarter. Americas Core cash collections increased $15.1 million, or 5.2%, mainly driven by higher U.S. legal collections and an increase in Other Americas, slightly offset by lower U.S. call center and other collections. The U.S. legal collections increase of $9.9 million, or 10.4% was due primarily to a higher number of accounts placed in the legal channel. Other Americas increased $6.8 million, or 25.6%, primarily as a result of increased portfolio purchasing in South America. Furthermore, the increase of $14.5 million, or 12.4% in Europe Core cash collections reflects higher 2019 purchases.
Revenues
A summary of our revenue generation during the three months ended March 31, 2020 and 2019 is as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019
Portfolio income	$262,022	—
Changes in expected recoveries	(12,816)	—
Income recognized on finance receivables	—	238,836
Fee income	2,209	6,374
Other revenue	369	667
Total revenues	$251,784	$245,877
Total revenues were $251.8 million for the three months ended March 31, 2020, an increase of $5.9 million, or 2.4%, compared to $245.9 million for the three months ended March 31, 2019. This increase was driven by higher cash collections, somewhat offset by adjustments to our estimated remaining collections mainly to reflect the impact of COVID-19 and lower fee income reflecting settlement timing in our claims processing company, Claims Compensation Bureau.
Net Allowance Charges
In 2019, under ASC Topic 310-30, net allowance charges were recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. Effective January 1, 2020, under ASC Topic 326 changes to expected cash flows are recorded in changes in expected recoveries within revenues.
Operating Expenses
Total operating expenses were $191.2 million for the three months ended March 31, 2020, an increase of $0.3 million, or 0.2%, compared to $190.9 million for the three months ended March 31, 2019.

Compensation and Employee Services
Compensation and employee services expenses were $75.2 million for the three months ended March 31, 2020, a decrease of $4.4 million, or 5.5%, compared to $79.6 million for the three months ended March 31, 2019. The decrease in compensation expense was primarily attributable to a reduction in the U.S. call center workforce as we balance the volume between the legal collection channel and call centers. Total full-time equivalents decreased to 4,014 as of March 31, 2020, from 5,236 as of March 31, 2019.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $14.6 million for the three months ended March 31, 2020, an increase of $1.5 million, or 11.5%, compared to $13.1 million for the three months ended March 31, 2019 primarily due to an increase in external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $34.4 million for the three months ended March 31, 2020, a decrease of $0.8 million, or 2.3% compared to $35.2 million for the three months ended March 31, 2019. The decrease primarily reflects slightly lower court costs in the U.S. due to the disruption in the last two weeks of the quarter resulting from the COVID-19 pandemic, mostly offset by higher costs in Europe.
Outside Fees and Services
Outside fees and services expenses were $19.4 million for the three months ended March 31, 2020, an increase of $4.2 million, or 27.6%, compared to $15.2 million for the three months ended March 31, 2019. The increase was primarily due to a number of items that were not material individually and higher consulting fees in 2020.
Interest Expense, Net
Interest expense, net was $37.2 million during the three months ended March 31, 2020, an increase of $3.2 million, or 9.4%, compared to $34.0 million for the three months ended March 31, 2019. The increase was primarily due to higher levels of average borrowings primarily to fund increased portfolio investments and the impact of changes in the fair value of our derivatives.
Interest expense, net consisted of the following for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change
Stated interest on debt obligations and unused line fees	$24,459	$23,397	$1,062
Coupon interest on convertible debt	5,175	5,175	—
Amortization of convertible debt discount	3,217	3,042	175
Amortization of loan fees and other loan costs	2,640	2,636	4
Change in fair value of derivatives	2,039	349	1,690
Interest income	(319)	(618)	299
Interest expense, net	$37,211	$33,981	$3,230
Net Foreign Currency Transaction Gains
Foreign currency transaction gains were $2.3 million for the three months ended March 31, 2020, compared to $6.3 million for the three months ended March 31, 2019. In any given period, we may incur foreign currency transaction losses from transactions in currencies other than the functional currency. The decrease was primarily related to lower foreign currency gains in Europe and slightly lower gains on U.S. dollar linked investments held in Brazil.
Income Tax Expense
Income tax expense was $3.1 million for the three months ended March 31, 2020, a decrease of $0.8 million, or 20.5%, compared to $3.9 million for the three months ended March 31, 2019. The decrease was primarily due to estimated return to provision adjustments partially offset by changes in the mix of income between countries of operation. During the three months ended March 31, 2020, our effective tax rate was 12.1%, compared to 18.6% for the three months ended March 31, 2019.

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
Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing and lower net yields, this will generally lead to lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the receivables, which impact the cost to collect those accounts. Fresher accounts, for example, typically carry lower associated collection expenses, while older accounts and lower balance accounts typically carry higher costs and, as a result, require higher purchase price multiples to achieve the same net profitability as fresher paper.
Revenue recognition under ASC 310-10 and ASC Topic 326 is driven by estimates of the amount and timing of collections. We record new portfolio acquisitions at the purchase price which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, the annual pool is aggregated and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the effective interest rate is fixed at the amount we expect to collect discounted at the rate to equate purchase price to the recovery estimate. During the first year of purchase, we typically do not allow purchase price multiples to expand. Subsequent to the initial year, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

Purchase Price Multiples as of March 31, 2020 Amounts in thousands

Purchase Period	Purchase Price (1)(2)	ERC-Historical Period Exchange Rates (3)	Total Estimated Collections (4)	ERC-Current Period Exchange Rates (5)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple(6)
Americas Core
1996-2009	$930,026	$38,390	$2,886,117	$38,390	310%	238%
2010	148,193	26,621	535,652	26,621	361%	247%
2011	209,602	44,992	738,981	44,992	353%	245%
2012	254,076	56,991	680,187	56,991	268%	226%
2013	390,826	85,283	928,709	85,283	238%	211%
2014	404,117	138,067	921,659	135,051	228%	204%
2015	443,114	206,581	960,145	205,976	217%	205%
2016	455,767	327,345	1,093,346	314,819	240%	201%
2017	532,851	468,942	1,167,610	464,659	219%	193%
2018	653,975	762,474	1,337,704	749,410	205%	202%
2019	581,476	969,495	1,198,926	933,976	206%	206%
2020	172,697	329,648	336,822	329,648	195%	195%
Subtotal	5,176,720	3,454,829	12,785,858	3,385,816
Americas Insolvency
1996-2009	397,453	794	835,929	794	210%	178%
2010	208,942	1,016	546,844	1,016	262%	184%
2011	180,432	848	370,113	848	205%	155%
2012	251,395	688	392,419	688	156%	136%
2013	227,834	1,728	354,918	1,728	156%	133%
2014	148,420	2,252	217,283	2,232	146%	124%
2015	63,170	6,655	87,791	6,655	139%	125%
2016	91,442	18,596	116,061	18,536	127%	123%
2017	275,257	104,624	349,186	104,624	127%	125%
2018	97,879	85,846	127,700	85,846	130%	127%
2019	123,077	137,797	158,639	137,556	129%	128%
2020	20,772	25,768	27,344	25,768	132%	132%
Subtotal	2,086,073	386,612	3,584,227	386,291
Total Americas	7,262,793	3,841,441	16,370,085	3,772,107
Europe Core
2012	20,409	533	40,607	406	199%	187%
2013	20,334	262	25,056	196	123%	119%
2014	773,811	759,304	2,202,629	640,238	285%	208%
2015	411,340	323,139	734,838	285,151	179%	160%
2016	333,090	310,630	557,579	291,054	167%	167%
2017	252,174	229,143	361,268	204,423	143%	144%
2018	341,775	385,373	518,022	369,842	152%	148%
2019	518,610	706,719	790,270	665,335	152%	152%
2020	60,990	105,783	108,540	105,783	178%	178%
Subtotal	2,732,533	2,820,886	5,338,809	2,562,428
Europe Insolvency
2014	10,876	798	18,164	678	167%	129%
2015	18,973	4,969	29,054	4,162	153%	139%
2016	39,338	14,946	56,971	15,133	145%	130%
2017	39,235	27,096	48,706	24,854	124%	128%
2018	44,908	43,766	55,331	42,403	123%	123%
2019	77,218	91,096	102,236	85,535	132%	130%
2020	18,778	23,947	24,090	23,947	128%	128%
Subtotal	249,326	206,618	334,552	196,712
Total Europe	2,981,859	3,027,504	5,673,361	2,759,140
Total PRA Group	$10,244,652	$6,868,945	$22,043,446	$6,531,247

(1)	Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.

(2)
For our non-US amounts, purchase price is presented at the exchange rate at the end of the year in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

(3)	For our non-US amounts, ERC-Historical Period Exchange Rates is presented at the year-end exchange rate for the respective year of purchase.

(4)	For our non-US amounts, TEC is presented at the year-end exchange rate for the respective year of purchase.

(5)	For our non-U.S. amounts, ERC-Current Period Exchange Rates is presented at the March 31, 2020 exchange rate.

(6)	The Original Estimated Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of March 31, 2020 Amounts in thousands

Purchase Period	Cash Collections (1)	Portfolio Income (1)	Changes in Expected Recoveries	Total Portfolio Revenue (1)(2)	Net Finance Receivables as of March 31, 2020 (3)
Americas Core
1996-2009	$3,940	$2,922	$228	$3,150	$8,489
2010	2,016	1,826	(31)	1,795	3,263
2011	3,383	3,081	(176)	2,905	7,229
2012	3,556	3,115	(160)	2,955	15,406
2013	6,966	5,299	(2,285)	3,014	29,641
2014	9,452	7,547	(4,072)	3,475	48,628
2015	16,050	10,589	(4,661)	5,928	83,039
2016	27,017	17,389	(2,817)	14,572	126,158
2017	53,489	26,613	(1,857)	24,756	212,544
2018	89,601	40,978	(2,418)	38,560	404,887
2019	83,127	49,886	(3,509)	46,377	477,513
2020	7,183	5,611	365	5,976	170,995
Subtotal	305,780	174,856	(21,393)	153,463	1,587,792
Americas Insolvecy
1996-2009	95	123	(28)	95	—
2010	137	165	(28)	137	—
2011	135	125	11	136	—
2012	307	265	42	307	—
2013	410	415	(4)	411	—
2014	837	1,085	(500)	585	503
2015	3,280	1,661	21	1,682	4,182
2016	4,076	1,130	220	1,350	14,704
2017	17,250	4,813	377	5,190	83,360
2018	7,717	2,409	450	2,859	69,595
2019	7,390	2,992	1,240	4,232	111,219
2020	1,576	300	(1)	299	19,433
Subtotal	43,210	15,483	1,800	17,283	302,996
Total Americas	348,990	190,339	(19,593)	170,746	1,890,788
Europe Core
2012	321	270	51	321	—
2013	178	131	47	178	—
2014	38,124	28,465	(92)	28,373	168,327
2015	14,761	8,134	(58)	8,076	146,671
2016	12,548	7,010	44	7,054	165,489
2017	9,631	3,587	(186)	3,401	141,100
2018	19,535	6,900	454	7,354	240,588
2019	33,449	11,457	2,958	14,415	440,409
2020	2,793	846	1,698	2,544	59,008
Subtotal	131,340	66,800	4,916	71,716	1,361,592
Europe Insolvency
2014	240	177	10	187	243
2015	928	422	110	532	2,506
2016	2,200	911	(74)	837	10,497
2017	2,401	556	69	625	21,319
2018	2,472	788	(16)	772	35,749
2019	5,854	1,773	1,589	3,362	67,269
2020	148	256	173	429	18,111
Subtotal	14,243	4,883	1,861	6,744	155,694
Total Europe	145,583	71,683	6,777	78,460	1,517,286
Total PRA Group	$494,573	$262,022	$(12,816)	$249,206	$3,408,074

(1)	For our non-U.S. amounts, amounts are presented using the average exchange rates during the current reporting period.

(2)	Total Portfolio Revenue refers to portfolio income and changes in expected recoveries combined.

(3)	For our non-U.S. amounts, net finance receivables are presented at the March 31, 2020 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.
Cash Collections by Year, By Year of Purchase (1) as of March 31, 2020 Amounts in millions

		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
Americas Core
1996-2009	$930.0	$1,647.7	$295.7	$253.5	$201.6	$146.4	$101.8	$71.2	$45.7	$30.5	$23.3	$19.2	$3.9	$2,840.5
2010	148.2	—	47.1	113.6	109.9	82.0	55.9	38.1	24.5	15.6	11.1	9.2	2.0	509.0
2011	209.6	—	—	62.0	174.5	152.9	108.5	73.8	48.7	32.0	21.6	16.6	3.4	694.0
2012	254.1	—	—	—	56.9	173.6	146.2	97.3	60.0	40.0	27.8	17.9	3.6	623.3
2013	390.8	—	—	—	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	7.0	843.4
2014	404.1	—	—	—	—	—	92.7	253.4	170.3	114.2	82.2	55.3	9.5	777.6
2015	443.1	—	—	—	—	—	—	117.0	228.4	185.9	126.6	83.6	16.1	757.6
2016	455.8	—	—	—	—	—	—	—	138.7	256.5	194.6	140.6	27.0	757.4
2017	532.9	—	—	—	—	—	—	—	—	107.3	278.7	256.5	53.5	696.0
2018	654.0	—	—	—	—	—	—	—	—	—	122.7	361.9	89.6	574.2
2019	581.5	—	—	—	—	—	—	—	—	—	—	143.8	83.1	226.9
2020	172.7	—	—	—	—	—	—	—	—	—	—	—	7.1	7.1
Subtotal	5,176.8	1,647.7	342.8	429.1	542.9	656.5	752.9	844.8	837.1	860.9	945.0	1,141.5	305.8	9,307.0
Americas Insolvency
1996-2009	397.5	204.3	147.1	156.7	145.4	109.3	57.0	7.6	3.6	2.2	1.1	0.7	0.1	835.1
2010	208.9	—	39.5	104.5	125.0	121.7	101.9	43.6	5.0	2.4	1.4	0.7	0.1	545.8
2011	180.4	—	—	15.2	66.4	82.8	85.8	76.9	36.0	3.7	1.6	0.7	0.1	369.2
2012	251.4	—	—	—	17.4	103.6	94.1	80.1	60.7	29.3	4.3	1.9	0.3	391.7
2013	227.8	—	—	—	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	0.4	353.2
2014	148.4	—	—	—	—	—	37.0	50.9	44.3	37.4	28.8	15.8	0.8	215.0
2015	63.2	—	—	—	—	—	—	3.4	17.9	20.1	19.8	16.7	3.3	81.2
2016	91.4	—	—	—	—	—	—	—	18.9	30.4	25.0	19.9	4.1	98.3
2017	275.3	—	—	—	—	—	—	—	—	49.1	97.3	80.9	17.3	244.6
2018	97.9	—	—	—	—	—	—	—	—	—	6.7	27.4	7.7	41.8
2019	123.1	—	—	—	—	—	—	—	—	—	—	13.4	7.4	20.8
2020	20.8	—	—	—	—	—	—	—	—	—	—	—	1.6	1.6
Subtotal	2,086.1	204.3	186.6	276.4	354.2	469.9	458.4	344.2	249.8	222.4	207.9	181.0	43.2	3,198.3
Total Americas	7,262.9	1,852.0	529.4	705.5	897.1	1,126.4	1,211.3	1,189.0	1,086.9	1,083.3	1,152.9	1,322.5	349.0	12,505.3
Europe Core
2012	20.4	—	—	—	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	0.3	37.4
2013	20.3	—	—	—	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.2	22.8
2014	773.8	—	—	—	—	—	153.2	292.0	246.4	220.8	206.3	172.9	38.1	1,329.7
2015	411.3	—	—	—	—	—	—	45.8	100.3	86.2	80.9	66.1	14.8	394.1
2016	333.1	—	—	—	—	—	—	—	40.4	78.9	72.6	58.0	12.5	262.4
2017	252.2	—	—	—	—	—	—	—	—	17.9	56.0	44.1	9.6	127.6
2018	341.8	—	—	—	—	—	—	—	—	—	24.3	88.7	19.5	132.5
2019	518.6	—	—	—	—	—	—	—	—	—	—	48.0	33.4	81.4
2020	61.0	—	—	—	—	—	—	—	—	—	—	—	2.9	2.9
Subtotal	2,732.5	—	—	—	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.2	131.3	2,390.8
Europe Insolvency
2014	10.9	—	—	—	—	—	—	4.3	3.9	3.2	2.6	1.5	0.2	15.7
2015	19.0	—	—	—	—	—	—	3.0	4.4	5.0	4.8	3.9	0.9	22.0
2016	39.3	—	—	—	—	—	—	—	6.2	12.7	12.9	10.7	2.2	44.7
2017	39.2	—	—	—	—	—	—	—	—	1.2	7.9	9.2	2.4	20.7
2018	44.9	—	—	—	—	—	—	—	—	—	0.6	8.4	2.5	11.5
2019	77.2	—	—	—	—	—	—	—	—	—	—	5.0	5.9	10.9
2020	18.8	—	—	—	—	—	—	—	—	—	—	—	0.1	0.1
Subtotal	249.3	—	—	—	—	—	—	7.3	14.5	22.1	28.8	38.7	14.2	125.6
Total Europe	2,981.8	—	—	—	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	145.5	2,516.4
Total PRA Group	$10,244.7	$1,852.0	$529.4	$705.5	$908.7	$1,142.5	$1,378.6	$1,539.6	$1,492.0	$1,512.4	$1,625.1	$1,841.4	$494.5	$15,021.7

(1)	For our non-U.S. amounts, cash collections are presented using the average exchange rates during the cash collection period.

(2)	Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.

(3)
For our non-US amounts, purchase price is presented at the exchange rate at the end of the year in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated remaining collections
The following chart shows our ERC of $6,531.2 million at March 31, 2020 by geographical region (amounts in millions).
Seasonality

Cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.

Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.
Cash Collections by Geography and Type Amounts in thousands

	2020	2019				2018
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas Core	$305,780	$276,639	$279,902	$294,243	$290,723	$233,937	$231,253	$233,752
Americas Insolvency	43,210	40,801	45,759	49,770	44,613	48,000	48,518	56,063
Europe Core	131,340	126,649	118,917	117,635	116,858	113,154	102,780	109,359
Europe Insolvency	14,243	12,520	8,639	8,626	8,977	7,618	6,731	7,460
Total Cash Collections	$494,573	$456,609	$453,217	$470,274	$461,171	$402,709	$389,282	$406,634
The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.
U.S. Core Portfolio Cash Collections by Source Amounts in thousands

	2020	2019				2018
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Call Center and Other Collections	$168,166	$139,399	$149,782	$160,479	$169,753	$134,543	$137,325	$143,527
External Legal Collections	66,190	58,831	64,301	63,490	57,419	47,410	41,935	40,631
Internal Legal Collections	38,111	33,944	35,679	38,065	37,018	30,724	32,064	32,532
Total US Core Cash Collections	$272,467	$232,174	$249,762	$262,034	$264,190	$212,677	$211,324	$216,690

Collections Productivity (U.S. Portfolio)
The following tables display certain collections productivity measures.
Cash Collections per Collector Hour Paid U.S. Portfolio Amounts in millions

	Call center and other cash collections (1)
	2020	2019	2018	2017	2016
First Quarter	$172	$139	$121	$161	$168
Second Quarter	—	139	101	129	167
Third Quarter	—	124	107	125	177
Fourth Quarter	—	128	104	112	153

(1)	Represents total cash collections less internal legal cash collections, external legal cash collections, and Insolvency cash collections from trustee-administered accounts.

Portfolio Acquisitions

The following graph shows the purchase price of our portfolios by year since 2009. It includes the acquisition date finance receivable portfolios that were acquired through our business acquisitions. The 2020 totals represent portfolio acquisitions through the three months ended March 31, 2020 while the prior years totals are for the full year.
The following table displays our quarterly portfolio acquisitions for the periods indicated.
Portfolio Acquisitions by Geography and Type Amounts in thousands

	2020	2019				2018
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas Core	$172,697	$118,153	$168,185	$121,996	$169,189	$172,511	$170,426	$182,768
Americas Insolvency	20,772	22,650	26,311	26,092	48,243	52,871	17,151	16,651
Europe Core	60,990	218,919	64,728	136,344	94,283	231,810	45,754	19,403
Europe Insolvency	18,778	42,613	19,772	4,715	7,134	33,661	4,159	2,577
Total Portfolio Acquisitions	$273,237	$402,335	$278,996	$289,147	$318,849	$490,853	$237,490	$221,399

Portfolio Acquisitions by Stratifications (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 55 million customer accounts in the U.S.
U.S. Portfolio Acquisitions by Major Asset Type Amounts in thousands

	2020		2019
	Q1		Q4		Q3		Q2		Q1
Major Credit Cards	$71,225	38.3%	$30,337	24.3%	$50,500	40.1%	$39,468	28.2%	$43,440	27.0%
Private Label Credit Cards	104,300	56.0	85,351	68.4	72,714	57.7	70,536	50.4	$84,515	52.6
Consumer Finance	2,109	1.1	2,046	1.7	2,090	1.7	28,649	20.4	$2,424	1.5
Auto Related	8,510	4.6	6,991	5.6	638	0.5	1,407	1.0	30,358	18.9
Total	$186,144	100.0%	$124,725	100.0%	$125,942	100.0%	$140,060	100.0%	$160,737	100.0%

U.S. Portfolio Acquisitions by Delinquency Category Amounts in thousands

	2020		2019
	Q1		Q4		Q3		Q2		Q1
Fresh (1)	$51,126	30.9%	$35,330	34.6%	$27,600	27.1%	$33,288	29.3%	$51,212	45.6%
Primary (2)	18,152	11.0	5,796	5.7	17,658	17.3	40,027	35.1	19,725	17.5
Secondary (3)	92,855	56.1	52,899	51.8	50,082	49.2	34,920	30.6	35,857	31.9
Tertiary (3)	3,239	2.0	4,409	4.3	6,483	6.4	5,733	5.0	4,435	3.9
Other (4)	—	—	3,641	3.6	—	—	—	—	1,265	1.1
Total Core	165,372	100.0%	102,075	100.0%	101,823	100.0%	113,968	100.0%	112,494	100.0%
Insolvency	20,772		22,650		24,119		26,092		48,243
Total	$186,144		$124,725		$125,942		$140,060		$160,737

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
Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of March 31, 2020, cash and cash equivalents totaled $180.0 million. Of the cash and cash equivalent balance as of March 31, 2020, $115.4 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.
At March 31, 2020, we had approximately $2.8 billion in borrowings outstanding with $655.4 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of March 31, 2020, the amount available to be drawn was $234.6 million. Of the $655.4 million of borrowing availability, $281.7 million was available under our European credit facility, $371.2 million was available under our North American credit facility and $2.5 million was available under our Colombian revolving credit facility. Of the $234.6 million available considering borrowing base restrictions, $56.4 million was available under our European credit facility, $175.7 million was available under our North American credit facility and $2.5 million was available under the Colombian revolving credit facility. For more information, see Note 7 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $119.7 million as of March 31, 2020). Interest-bearing deposits as of March 31, 2020 were $97.5 million.
We determined that we were in compliance with the covenants of our financing arrangements as of March 31, 2020.

We have the ability to slow the purchase of finance receivables if necessary, with low impact to current year cash collections. For example, we invested $1,289.3 million in portfolio acquisitions in 2019. The portfolios acquired in 2019 generated $210.2 million of cash collections, representing only 11.4% of 2019 cash collections.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2023. Of our $422.5 million in term loans outstanding at March 31, 2020, $10.0 million in principal is due within one year.
Additionally, the $287.5 million principal amount of the 3.00% Convertible Senior Notes due 2020 is due on August 1, 2020. Based upon our current availability considering borrowing base restrictions in North America ($175.7 million), our cash on hand, the recent modifications to our credit facilities, our ability to secure additional financing in the open market, and our strong operating cash flows, we believe that we have the ability to settle this instrument in cash at maturity.
We have in place forward flow commitments for the purchase of nonperforming loans primarily over the next 12 months with a maximum purchase price of $626.5 million as of March 31, 2020. The $626.5 million is comprised of $443.0 million for the Americas and $183.5 million for Europe.We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
In May 2017, we reached a settlement with the Internal Revenue Service ("IRS") in regard to the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, our tax accounting method to recognize finance receivables revenue changed effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The revenue related to the difference in timing between the new method and the cost recovery method has been included evenly into our tax filings over four years effective with tax year 2017. We estimate the related tax payments to be approximately $9.2 million per quarter through the year 2020. No interest or penalties were assessed as part of the settlement.
We continue to monitor the recent outbreak of COVID-19 on our operations and how that may impact our cash flows and our ability to settle debt.  As a result of COVID-19, global financial markets have experienced overall volatility and disruptions to capital and credit markets.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash, available borrowings under our revolving credit facilities, and recent modifications to the terms of those facilities, will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months. Business acquisitions, adverse outcomes in pending litigation or higher than expected levels of portfolio purchasing could require additional financing from other sources.
Cash Flows Analysis
The following table summarizes our cash flow activity for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Total cash provided by (used in):
Operating activities	$46,806	$14,957
Investing activities	(42,180)	(112,899)
Financing activities	72,142	105,464
Effect of exchange rate on cash	(16,575)	(4,115)
Net increase in cash and cash equivalents	$60,193	$3,407
Operating Activities
Cash provided by operating activities mainly reflects cash collections recognized as revenue partially offset by cash paid for operating expenses, interest and income taxes. Key drivers of operating activities were adjusted for (i) non-cash items included in net income such as provisions for unrealized gains and losses, changes in expected recoveries, depreciation and amortization, deferred taxes, fair value change of derivatives, and stock-based compensation as well as (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Net cash provided by operating activities increased $31.8 million for the three months ended March 31, 2020, mainly driven by a $31.5 million impact of unrealized foreign currency transactions and changes in expected recoveries compared to the prior year net allowance charges. These increases are partially offset by deferred taxes and changes in other operating assets and liabilities.
Investing Activities
Cash used in investing activities mainly reflects acquisitions of nonperforming loans. Cash provided by investing activities mainly reflects recoveries applied to negative allowances.
Net cash used in investing activities decreased $70.7 million or 62.6% during the three months ended March 31, 2020, primarily from a $82.7 million decrease in investment purchases and $57.6 million of cash used related to a business acquisition during the first quarter of 2019. These decreases were partially offset by a $42.3 million increase in proceeds from sales and maturities of investments and $31.2 million of cash received during the first quarter of 2019 related to the sale of a subsidiary in the fourth quarter of 2018.
Financing Activities
Cash for financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Cash provided by financing activities decreased $33.3 million or 31.6% during the three months ended March 31, 2020, primarily from a $222.8 million decrease in proceeds from our lines of credit and a $17.8 million decrease in interest-bearing deposits partially offset by a $208.2 million decrease in principal payments on our lines of credit, notes payables and long-term debt.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $115.4 million and $109.7 million as of March 31, 2020 and December 31, 2019, respectively. Refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements see Note 14 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in Item 8 of our 2019 Form 10-K. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.
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

Revenue Recognition - Finance Receivables
We account for the majority of our investment in finance receivables under the guidance of ASC Topic 310 “Receivables” (“ASC Topic 310”) and ASC Topic 326-20 “Financial Instruments - Credit Losses - Measured at Amortized Cost” (“ASC Topic 326-20”). Revenue recognition for finance receivables involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the quantity and timing of future cash flows and economic lives of our pools of finance receivables. Significant changes in such estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool.
We account for our finance receivables as follows:
We create each annual accounting pool using our projections of estimated cash flows and expected economic life. We then compute a constant effective interest rate based on the net carrying amount of the pool and reasonable projections of estimated cash flows and expectation of its economic life. As actual cash flow results are received we record the time value of the expected cash as portfolio income and over and under performance and changes in expected future cash flows from expected cash as change in expected recoveries. We review each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows). We then re-forecast future cash flows by applying discounted cash flow methodologies to our ERC and recognize income over the estimated life of the pool at the constant effective rate of the pool.
Significant judgment is used in evaluating expected recoveries using the discounted cash flow approach and the estimated life of the pool.
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
Goodwill is evaluated for impairment under the qualitative assessment option. If we qualitatively determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, an impairment loss is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $2.2 billion as of March 31, 2020. Based on our current debt structure at March 31, 2020, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $7.5 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $7.7 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remain highly effective at March 30, 2020. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended March 31, 2020, we generated $98.4 million of revenues from operations outside the U.S. and used eleven functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European operations so that portfolio ownership and collections generally occur within the same entity. Our European credit facility is a multi-currency facility, allowing us to better match funding and portfolio acquisitions by currency. We actively monitor the value of our finance receivables by currency. In the event adjustments are required to our liability composition by currency we may, from time to time, execute re-balancing foreign exchange contracts to more closely align funding and portfolio acquisitions by currency.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of March 31, 2020, refer to Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, of our fiscal 2019 Form 10-K.

The novel coronavirus ("COVID-19") pandemic could have an adverse effect on our business, results of operations, and financial results.

In December 2019, a COVID-19 outbreak was reported in China.  By March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and to date, all countries in which we operate have acted to address the spread of COVID-19 including restricting travel, closing country borders, banning gatherings of unrelated individuals, quarantining and isolating infected individuals, closing schools and non-essential businesses and establishing criteria that must be met before businesses reopen. The global spread of COVID-19 has disrupted normal business operations and resulted in significant unemployment, recessionary economic trends and overall volatility, uncertainty, and economic disruption.

To date, we have continued to operate our business considering governmental, legal and regulatory actions in response to the COVID-19 pandemic. We are able to monitor on a daily basis the impacts of COVID-19 on our business, operations, and financial results and to take steps to mitigate adverse effects including communicating with regulators and government officials concerning legislation and regulations that impact our business, enabling employees to work remotely, implementing social distancing in workplaces that remain open, monitoring global operations on a daily basis to quickly identify COVID-19 impacts and expanding our credit capacity.

Although it is difficult to predict the extent to which COVID-19 will impact us due to numerous evolving factors that we are unable to predict, the COVID-19 pandemic could have an adverse effect on our business, results of operations and financial condition if:

•	the duration and scope of the pandemic result in deterioration in the economic or inflationary environment in the Americas or Europe;

•
political, legal and regulatory actions and policies in response to the pandemic prevent us from performing our collection activities or result in material increases in our costs to comply with such laws and regulations;

•	consumers respond to COVID-19 by failing to pay amounts owed to us as a result of their unemployment or other factors that impact their ability to make payments;

•
we are unable to maintain staffing at the levels necessary to operate our business due to extended lockdowns, governmental actions that result in our business operations being deemed non-essential or continued spread of COVID-19 causing employees to be unable or unwilling to work;

•	we are unable to collect on existing nonperforming loans or experience material decreases in our cash collections;

•	we are unable to purchase nonperforming loans needed to operate our business because debt owners become unable or unwilling to sell their nonperforming loans consistent with recent levels; or

•	we suffer a cyber incident as a result of increased vulnerability while a larger number of our employees work remotely.

Any of these factors could cause or contribute to the risks and uncertainties identified in our fiscal 2019 Form 10-K and could materially adversely affect our business, operations, and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On May 6, 2020, we entered into the Second Amendment to the North American Credit Facility that includes:

•
The consolidated total leverage ratio limit will increase to 3.25 from 2.75 effective after June 30, 2020 and through December 31, 2020. After December 31, 2020, the consolidated total leverage ratio limit will decrease to 3.0 until maturity.

•	The LIBOR floor increases from zero to 1.00% on the revolving loans.

•	The consolidated senior secured leverage ratio limit will increase from 2.25 to 2.75 until March 31, 2021. On March 31, 2021, the senior secured leverage ratio will decrease to 2.25 until maturity.

•
The ERC borrowing base on all domestic Core eligible pools will increase from 35% to 40% effective July 31, 2020 until January 31, 2021. If the ERC advance rate drops to 35% or below during this period, the ERC borrowing base will return to 35%.

Bank of America, National Association, Capital One, N.A., Fifth Third Bank and SunTrust Bank, DNB Capital, ING Capital, MUFG Union Bank, N.A. and Regions Bank and their respective affiliates, who are lenders and serve in various capacities under the North American Credit Agreement, have engaged in, and may in the future engage in, banking and other commercial dealings in the ordinary course of business with the Company, the Borrowers or their affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Second Amendment, a copy of which will be filed with our Quarterly Report on Form 10-Q for the quarter ending June 30, 2020.
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

4.5
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.5 of the Current Report on Form 10-K (File No. 000-50058) filed on March 2, 2020).

10.1
Sixth Amendment and Restatement Agreement to the Multicurrency Revolving Credit Facility Agreement, dated as of March 27, 2020 by and among PRA Group Europe Holding S.à.r.l., Luxembourg, Zug Branch, along with certain guarantors named therein, and the lenders party thereto (filed herewith).

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

PRA Group, Inc.
(Registrant)

May 7, 2020	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2020	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)