Form 10-Q
period 2020-06-30
PRA GROUP INC
filed 2020-08-07
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of August 4, 2020 was 45,579,483.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
June 30, 2020 and December 31, 2019
(Amounts in thousands)

	(unaudited)
	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$115,741	$119,774
Investments	18,746	56,176
Finance receivables, net	3,351,532	3,514,165
Other receivables, net	15,532	10,606
Income taxes receivable	23,166	17,918
Deferred tax asset, net	64,548	63,225
Property and equipment, net	59,285	56,501
Right-of-use assets	58,213	68,972
Goodwill	444,507	480,794
Intangible assets, net	3,666	4,497
Other assets	42,888	31,263
Total assets	$4,197,824	$4,423,891
Liabilities and Equity
Liabilities:
Accounts payable	$4,667	$4,258
Accrued expenses	72,871	88,925
Income taxes payable	31,226	4,046
Deferred tax liability, net	59,860	85,390
Lease liabilities	62,706	73,377
Interest-bearing deposits	120,520	106,246
Borrowings	2,580,068	2,808,425
Other liabilities	71,044	26,211
Total liabilities	3,002,962	3,196,878
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,579 shares issued and outstanding at June 30, 2020; 100,000 shares authorized, 45,416 shares issued and outstanding at December 31, 2019	456	454
Additional paid-in capital	70,065	67,321
Retained earnings	1,439,680	1,362,631
Accumulated other comprehensive loss	(347,212)	(261,018)
Total stockholders' equity - PRA Group, Inc.	1,162,989	1,169,388
Noncontrolling interest	31,873	57,625
Total equity	1,194,862	1,227,013
Total liabilities and equity	$4,197,824	$4,423,891
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and six months ended June 30, 2020 and 2019
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Portfolio income	$248,284	$—	$510,306	$—
Changes in expected recoveries	19,801	—	6,985	—
Income recognized on finance receivables	—	249,219	—	488,055
Fee income	2,639	2,707	4,848	9,081
Other revenue	1,186	131	1,555	798
Total revenues	271,910	252,057	523,694	497,934

Net allowance charges	—	(1,196)	—	(7,291)

Operating expenses:
Compensation and employee services	70,472	79,808	145,643	159,453
Legal collection fees	13,742	14,297	28,314	27,356
Legal collection costs	19,507	33,121	53,954	68,350
Agency fees	10,343	13,013	23,719	27,045
Outside fees and services	18,683	16,293	38,077	31,541
Communication	8,812	10,824	22,323	24,025
Rent and occupancy	4,471	4,491	8,955	8,854
Depreciation and amortization	4,109	4,723	8,193	9,295
Other operating expenses	10,491	10,926	22,696	22,511
Total operating expenses	160,630	187,496	351,874	378,430
Income from operations	111,280	63,365	171,820	112,213
Other income and (expense):
Interest expense, net	(35,416)	(36,027)	(72,627)	(70,008)
Foreign exchange gain/(loss)	683	(311)	2,966	5,953
Other	(1,582)	248	(1,658)	(104)
Income before income taxes	74,965	27,275	100,501	48,054
Income tax expense	14,137	5,075	17,237	8,942
Net income	60,828	22,200	83,264	39,112
Adjustment for net income attributable to noncontrolling interests	2,914	3,581	6,215	5,266
Net income attributable to PRA Group, Inc.	$57,914	$18,619	$77,049	$33,846
Net income per common share attributable to PRA Group, Inc.:
Basic	$1.27	$0.41	$1.69	$0.75
Diluted	$1.26	$0.41	$1.68	$0.74
Weighted average number of shares outstanding:
Basic	45,548	45,387	45,500	45,363
Diluted	45,987	45,495	45,886	45,457
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and six months ended June 30, 2020 and 2019
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$60,828	$22,200	$83,264	$39,112
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	28,923	4,740	(79,153)	3,567
Cash flow hedges	(3,753)	(8,002)	(24,321)	(13,717)
Debt securities available-for-sale	51	37	221	82
Other comprehensive income/(loss)	25,221	(3,225)	(103,253)	(10,068)
Total comprehensive income/(loss)	86,049	18,975	(19,989)	29,044
Less comprehensive (loss)/ income attributable to noncontrolling interests	(270)	3,959	(10,844)	5,213
Comprehensive income/(loss) attributable to PRA Group, Inc.	$86,319	$15,016	$(9,145)	$23,831
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the six months ended June 30, 2020
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2019	45,416	$454	$67,321	$1,362,631	$(261,018)	$57,625	$1,227,013
Components of comprehensive income, net of tax:
Net income	—	—	—	19,135	—	3,301	22,436
Currency translation adjustments	—	—	—	—	(94,201)	(13,875)	(108,076)
Cash flow hedges	—	—	—	—	(20,568)	—	(20,568)
Debt securities available-for-sale	—	—	—	—	170	—	170
Vesting of restricted stock	124	1	—	—	—	—	1
Share-based compensation expense	—	—	2,857	—	—	—	2,857
Employee stock relinquished for payment of taxes	—	—	(3,157)	—	—	—	(3,157)
Balance at March 31, 2020	45,540	$455	$67,021	$1,381,766	$(375,617)	$47,051	$1,120,676
Components of comprehensive income, net of tax:
Net income	—	—	—	57,914	—	2,914	60,828
Currency translation adjustments	—	—	—	—	32,107	(3,184)	28,923
Cash flow hedges	—	—	—	—	(3,753)	—	(3,753)
Debt securities available-for-sale	—	—	—	—	51	—	51
Distributions to noncontrolling interest	—	—	—	—	—	(14,908)	(14,908)
Vesting of restricted stock	39	1	(1)	—	—	—	—
Share-based compensation expense	—	—	3,063	—	—	—	3,063
Employee stock relinquished for payment of taxes	—	—	(18)	—	—	—	(18)
Balance at June 30, 2020	45,579	$456	$70,065	$1,439,680	$(347,212)	$31,873	$1,194,862

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the six months ended June 30, 2019
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

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2020 and 2019
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$83,264	$39,112
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	5,920	4,934
Depreciation and amortization	8,193	9,295
Amortization of debt discount and issuance costs	11,846	11,403
Changes in expected recoveries	(6,985)	—
Deferred income taxes	(21,361)	(25,287)
Net unrealized foreign currency transactions	33,320	(7,437)
Fair value in earnings for equity securities	1,412	(1,448)
Net allowance charges	—	7,291
Other	(256)	—
Changes in operating assets and liabilities:
Other assets	256	1,863
Other receivables, net	(4,733)	2,978
Accounts payable	507	(2,956)
Income taxes payable, net	22,527	(8,766)
Accrued expenses	(13,336)	(1,979)
Other liabilities	1,821	1,799
Right of use asset/lease liability	105	—
Other, net	—	146
Net cash provided by operating activities	122,500	30,948
Cash flows from investing activities:
Net, purchases of property and equipment	(10,597)	(5,646)
Purchases of finance receivables	(436,097)	(549,377)
Recoveries applied to negative allowance	501,583	—
Collections applied to principal on finance receivables	—	443,390
Purchase of investments	(8,317)	(82,648)
Proceeds from sales and maturities of investments	41,505	43,011
Business acquisition, net of cash acquired	—	(57,610)
Proceeds from sale of subsidiaries, net	—	31,177
Net cash provided by/(used in) investing activities	88,077	(177,703)
Cash flows from financing activities:
Proceeds from lines of credit	395,152	769,021
Principal payments on lines of credit	(568,912)	(324,103)
Principal payments on notes payable and long-term debt	(5,000)	(308,165)
Payments of origination cost and fees	(9,781)	—
Tax withholdings related to share-based payments	(3,176)	(1,443)
Distributions paid to noncontrolling interest	(14,908)	(6,877)
Purchase of noncontrolling interest	—	(1,166)
Net increase in interest-bearing deposits	13,675	28,429
Other financing activities	—	1,141
Net cash (used in)/provided by financing activities	(192,950)	156,837
Effect of exchange rate on cash	(16,503)	(3,281)
Net increase in cash and cash equivalents	1,124	6,801
Cash and cash equivalents, beginning of period	123,807	98,695
Cash and cash equivalents, end of period	$124,931	$105,496
Supplemental disclosure of cash flow information:
Cash paid for interest	$60,618	$54,973
Cash paid for income taxes	16,796	42,172
Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per Consolidated Balance Sheets	$115,741	$105,496
Restricted cash included in Other assets per Consolidated Balance Sheets	9,190	—
Total cash, cash equivalents and restricted cash	$124,931	$105,496
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
On March 11, 2020, due to the global outbreak of the novel coronavirus ("COVID-19"), the World Health Organization declared a global pandemic. Since the initial outbreak was reported, COVID-19 has continued to adversely impact all countries in which the Company operates. As a result, the Company continues to operate in business continuity mode globally. The Company's business continuity plans have allowed the Company to operate its business while minimizing disruption and complying with country-specific, federal, state and local laws, regulations and governmental actions related to the pandemic.
Basis of presentation: The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of June 30, 2020, its Consolidated Income Statements, and its Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2020 and 2019, and its Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, have been included. The Consolidated Income Statements of the Company for the three and six months ended June 30, 2020 may not be indicative of future results.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K").
Consolidation: The consolidated financial statements include the accounts of PRA Group and other entities in which the Company has a controlling interest. All significant intercompany accounts and transactions have been eliminated.
Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities’ voting equity interests, or through other contractual rights that give the Company control, consist of entities which purchase and collect on portfolios of nonperforming loans.
Investments in companies in which the Company has significant influence over operating and financing decisions, but does not own a majority of the voting equity interests, are accounted for in accordance with the equity method of accounting, which requires the Company to recognize its proportionate share of the entity’s net earnings. These investments are included in other assets, with income or loss included in other revenue.
The Company performs on-going reassessments whether changes in the facts and circumstances regarding the Company’s involvement with an entity cause the Company’s consolidation conclusion to change.
Restricted cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table shows the amount of revenue generated for the three and six months ended June 30, 2020 and 2019, and long-lived assets held at June 30, 2020 and 2019, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$192,293	$105,996	$167,923	$110,323
United Kingdom	28,041	2,755	28,292	3,917
Other (1)	51,576	8,747	55,842	10,061
Total	$271,910	$117,498	$252,057	$124,301

	As of and for the		As of and for the
	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$345,628	$105,996	$335,499	$110,323
United Kingdom	64,381	2,755	58,048	3,917
Other (1)	113,685	8,747	104,387	10,061
Total	$523,694	$117,498	$497,934	$124,301
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
Beginning January 1, 2020, the Company implemented Accounting Standards Update ("ASU") ASU 2016-13, "Financial Instruments - Credit Losses" ("Topic 326") ("ASU 2016-13") and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), collectively referred to as "ASC 326", on a prospective basis. Prior to January 1, 2020, the vast majority of the Company's investment in finance receivables were accounted for under ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Refer to Note 2.
Finance receivables and income recognition: The Company accounts for its investment in finance receivables at amortized cost under the guidance of ASC Topic 310 “Receivables” (“ASC 310”) and ASC Topic 326-20 “Financial Instruments - Credit Losses - Measured at Amortized Cost” (“ASC 326-20”). ASC 326-20 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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

The measurement of expected recoveries is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Factors that may contribute to the changes in estimated cash flows include both external and internal factors. External factors that may have an impact on the collectability, and subsequently on the overall profitability of acquired pools of nonperforming loans, would include new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of acquired pools of nonperforming loans, would include necessary revisions to initial and post-acquisition scoring and modeling estimates, operational activities, expected impact of operational strategies and changes in productivity related to turnover and tenure of the Company's collection staff.

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

2. Change in Accounting Principle:

Financial Instruments - Credit Losses
In June 2016, FASB issued ASU 2016-13, which introduced a new methodology requiring the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities and other receivables measured at amortized cost. The

PRA Group, Inc.
Notes to Consolidated Financial Statements
new methodology requires an entity to present on the balance sheet the net amount expected to be collected. This methodology replaces the multiple impairment methods under prior GAAP, including for purchased credit impaired ("PCI") assets, and introduces the concept of PCD assets. The Company's PCI assets previously accounted for under ASC 310-30 are now accounted for as PCD assets upon adoption. ASU 2016-13 requires PCD assets to be recognized at their purchase price plus the allowance for credit losses expected at the time of acquisition. ASU 2016-13 also requires that financial assets should be written off when they are deemed uncollectible.
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
The Company adopted ASC 326 on January 1, 2020 on a prospective basis. In accordance with the guidance, substantially all the Company’s PCI assets were transitioned using the PCD guidance, with immediate writeoff of the amortized cost basis of individual accounts and establishment of a negative allowance for expected recoveries equal to the amortized cost basis written off. Accounts previously accounted for under ASC 310-30, were aggregated into annual pools based on similar risk characteristics and an effective interest rate was established based on the estimated remaining cash flows of the annual pool. The immediate writeoff and subsequent recognition of expected recoveries had no impact on the Company’s Consolidated Income Statements or the Consolidated Balance Sheets at the date of adoption. The Company develops its estimate of expected recoveries by applying discounted cash flow methodologies to its ERC and recognizes income over the estimated life of the pool at the constant effective interest rate of the pool. Changes (favorable and unfavorable) in expected cash flows are recognized in current period earnings by adjusting the present value of the changes in expected recoveries.
Following the transition guidance for PCD assets, the Company grossed up the amortized cost of its net finance receivables at January 1, 2020 as shown below (amounts in thousands):

Amortized cost	$3,514,165
Allowance for credit losses	125,757,689
Noncredit discount	3,240,131
Face value	$132,511,985

Allowance for credit losses	$125,757,689
Writeoffs, net	(125,757,689)
Expected recoveries	3,514,165
Initial negative allowance for expected recoveries	$3,514,165
3. Finance Receivables, net:
Finance Receivables, net after the adoption of ASC 326 (refer to Note 2)
Finance receivables, net consists of the following at June 30, 2020 (amounts in thousands):

Amortized cost	$—
Negative allowance for expected recoveries (1)	3,351,532
Balance at end of period	$3,351,532
(1) The negative allowance balance includes certain portfolios of nonperforming loans for which the Company holds a beneficial interest representing approximately 1% of the balance.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2020
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended June 30, 2020 were as follows (amounts in thousands):

	For the three months ended June 30, 2020
	Core	Insolvency	Total
Balance at beginning of period	$2,949,384	$458,690	$3,408,074
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	144,721	19,778	164,499
Foreign currency translation adjustment	24,215	(130)	24,085
Recoveries applied to negative allowance (2)	(231,435)	(33,492)	(264,927)
Changes in expected recoveries (3)	21,251	(1,450)	19,801
Balance at end of period	$2,908,136	$443,396	$3,351,532
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended June 30, 2020 were as follows (amounts in thousands):

	For the three months ended June 30, 2020
	Core	Insolvency	Total
Face value	$1,288,243	$96,964	$1,385,207
Noncredit discount	(160,409)	(7,979)	(168,388)
Allowance for credit losses at acquisition	(983,113)	(69,207)	(1,052,320)
Purchase price	$144,721	$19,778	$164,499
The initial negative allowance recorded on portfolio acquisitions for the three months ended June 30, 2020 were as follows (amounts in thousands):

	For the three months ended June 30, 2020
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(983,113)	$(69,207)	$(1,052,320)
Writeoffs, net	983,113	69,207	1,052,320
Expected recoveries	144,721	19,778	164,499
Initial negative allowance for expected recoveries	$144,721	$19,778	$164,499
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were computed as follows for the three months ended June 30, 2020 (amounts in thousands):

	For the three months ended June 30, 2020
	Core	Insolvency	Total
Recoveries (a)	$461,238	$51,973	$513,211
Less - amounts reclassified to portfolio income (b)	229,803	18,481	248,284
Recoveries applied to negative allowance	$231,435	$33,492	$264,927
(a) Recoveries includes cash collections, buybacks and other adjustments.
(b) The Company reported income on expected recoveries based on the constant effective interest rate in portfolio income on the Company's Consolidated Income Statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements
(3) Changes in expected recoveries
Changes in expected recoveries consists of the following for the three months ended June 30, 2020 (amounts in thousands):

	For the three months ended June 30, 2020
	Core	Insolvency	Total
Changes in expected future recoveries	$(97,910)	$(1,788)	$(99,698)
Recoveries received in excess of forecast	119,161	338	119,499
Changes in expected recoveries	$21,251	$(1,450)	$19,801

Six Months Ended June 30, 2020
Changes in the negative allowance for expected recoveries by portfolio segment for the six months ended June 30, 2020 were as follows (amounts in thousands):

	For the six months ended June 30, 2020
	Core	Insolvency	Total
Balance at beginning of period	$3,051,426	$462,739	$3,514,165
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	378,408	59,328	437,736
Foreign currency translation adjustment	(95,999)	(9,772)	(105,771)
Recoveries applied to negative allowance (2)	(430,473)	(71,110)	(501,583)
Changes in expected recoveries (3)	4,774	2,211	6,985
Balance at end of period	$2,908,136	$443,396	$3,351,532

(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the six months ended June 30, 2020 were as follows (amounts in thousands):

	For the six months ended June 30, 2020
	Core	Insolvency	Total
Face value	$3,179,386	$274,418	$3,453,804
Noncredit discount	(373,699)	(21,011)	(394,710)
Allowance for credit losses at acquisition	(2,427,279)	(194,079)	(2,621,358)
Purchase price	$378,408	$59,328	$437,736
The initial negative allowance recorded on portfolio acquisitions for the six months ended was as follows June 30, 2020 (amounts in thousands):

	For the six months ended June 30, 2020
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(2,427,279)	$(194,079)	$(2,621,358)
Writeoffs, net	2,427,279	194,079	2,621,358
Expected recoveries	378,408	59,328	437,736
Initial negative allowance for expected recoveries	$378,408	$59,328	$437,736

PRA Group, Inc.
Notes to Consolidated Financial Statements
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were computed as follows for the six months ended June 30, 2020 (amounts in thousands):

	For the six months ended June 30, 2020
	Core	Insolvency	Total
Recoveries (a)	$901,932	$109,957	$1,011,889
Less - amounts reclassified to portfolio income (b)	471,459	38,847	510,306
Recoveries applied to negative allowance	$430,473	$71,110	$501,583
(a) Recoveries includes cash collections, buybacks and other adjustments.
(b) The Company reported income on expected recoveries based on the constant effective interest rate in portfolio income on the Company's Consolidated Income Statements.
(3) Changes in expected recoveries
Changes in expected recoveries consists of the following for the six months ended June 30, 2020 (amounts in thousands):

	For the six months ended June 30, 2020
	Core	Insolvency	Total
Changes in expected future recoveries	$(118,434)	$(1,890)	$(120,324)
Recoveries received in excess of forecast	123,208	4,101	127,309
Changes in expected recoveries	$4,774	$2,211	$6,985
In order to evaluate the impact of the COVID-19 pandemic on expectations of future cash collections, the Company considered historical performance, current economic forecasts regarding the duration of the impact to short-term and long-term growth in the various geographies in which the Company operates, and evolving information regarding its effect on economic activity and consumer habits as reopening initiatives occur. The Company also considered current collection activity in its determination to adjust the estimated timing of near term ERC for certain pools. Based on these considerations, the Company’s estimates incorporate changes in the timing of expected cash collections over the next 6 to 18 months.
For the three months ended June 30, 2020, changes in expected recoveries increased $19.8 million. This reflects $119.5 million in recoveries received during the quarter in excess of forecast, partially offset by a $99.7 million decrease to the present value of expected future recoveries. The majority of the decrease reflects the Company's assumption that the overperformance was acceleration in cash collections rather than an increase to total expected collections. Additionally, the Company made forecast adjustments deemed appropriate given the current environment in which the Company operates.
For the six months ended June 30, 2020, changes in expected recoveries increased $7.0 million. This reflects $127.3 million in recoveries in excess of forecast, which was largely due to significant cash collections overperformance during the most recent quarter. This was mostly offset by a $120.3 million decrease in the present value of expected future recoveries. The majority of the decrease reflects the Company's assumption that the current quarter overperformance was primarily due to acceleration in the timing of cash collections rather than an increase to total expected collections. Additionally, the Company made forecast adjustments in both quarters deemed appropriate given the current environment in which the Company operates.
Changes in the Company’s assumptions regarding the duration and impact of COVID-19 to cash collections could change significantly as conditions evolve.
Finance Receivables, net prior to adoption of ASC 326

The following information reflects finance receivables, net as previously disclosed in the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 which was under previous revenue recognition accounting standard ASC 310-30.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in finance receivables, net for the three and six months ended June 30, 2019 were as follows (amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Balance at beginning of period	$3,177,229	$3,084,777
Acquisitions of finance receivables (1)	284,448	597,894
Foreign currency translation adjustment	(8,477)	(1,041)
Cash collections	(470,274)	(931,445)
Income recognized on finance receivables	249,219	488,055
Net allowance charges	(1,196)	(7,291)
Balance at end of period	$3,230,949	$3,230,949
(1) Includes portfolio purchases adjusted for buybacks and acquisition related costs, and portfolios from the acquisition of a business in Canada made during the first quarter of 2019.
During the three months ended June 30, 2019, the Company acquired finance receivable portfolios with a face value of $1.8 billion for $289.2 million. During the six months ended June 30, 2019, the Company acquired finance receivables portfolios with a face value of $6.6 billion for $608.0 million. At June 30, 2019, the ERC on the receivables acquired during the three and six months ended June 30, 2019 were $513.0 million and $1.02 billion, respectively.
At the time of acquisition and each quarter thereafter, the life of each quarterly accounting pool was estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon projections, cash collections expected to be applied to principal were estimated to be as follows for the twelve-month periods ending June 30, (amounts in thousands):

2020	$845,437
2021	694,169
2023	531,004
2024	393,087
2025	281,166
2026	173,283
2027	101,570
2028	77,943
2029	51,868
2030	35,070
Thereafter	46,352
Total ERC expected to be applied to principal	$3,230,949
At June 30, 2019, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $39.4 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in accretable yield for the three and six months ended June 30, 2019 were as follows (amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Balance at beginning of period	$3,080,168	$3,058,445
Income recognized on finance receivables	(249,219)	(488,055)
Net allowance charges	1,196	7,291
Additions from portfolio acquisitions	228,796	464,610
Reclassifications from nonaccretable difference	112,901	132,062
Foreign currency translation adjustment	(829)	(1,340)
Balance at end of period	$3,173,013	$3,173,013
The following is a summary of activity within the Company's valuation allowance account, all of which relates to acquired finance receivables, for the three and six months ended June 30, 2019 (amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Beginning balance	$263,324	$257,148
Allowance charges	5,532	13,509
Reversal of previously recorded allowance charges	(4,336)	(6,218)
Net allowance charges	1,196	7,291
Foreign currency translation adjustment	71	152
Ending balance	$264,591	$264,591
4. Investments:
Investments consisted of the following at June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Debt securities
Available-for-sale	$4,767	$5,052
Equity securities
Private equity funds	5,588	7,218
Mutual funds	743	33,677
Equity method investments	7,648	10,229
Total investments	$18,746	$56,176
Debt Securities
Available-for-sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of investments in debt securities at June 30, 2020 and December 31, 2019 were as follows (amounts in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$4,589	$178	$—	$4,767

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,095	$—	$43	$5,052
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
Equity Method Investments
The Company has an 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil. This investment is accounted for on the equity method because the Company exercises significant influence over RCB’s operating and financial activities. Accordingly, the Company’s investment in RCB is adjusted for the Company’s proportionate share of RCB’s earnings or losses, capital contribution made and distributions received.
5. Goodwill and Intangible Assets, net:
In connection with the Company's business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2019 and concluded that no goodwill impairment was necessary. The Company performed its quarterly assessment by evaluating whether any triggering events had occurred as of June 30, 2020, which included considering current market conditions resulting from the global COVID-19 pandemic. The Company concluded that no triggering event had occurred at June 30, 2020 and will continue to monitor the market for any adverse conditions resulting from the COVID-19 pandemic.
The following table represents the changes in goodwill for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Goodwill:
Balance at beginning of period	$418,565	$480,518	$480,794	$464,116
Changes:
Acquisition (1)	—	4,711	—	18,364
Foreign currency translation adjustment	25,942	4,064	(36,287)	6,813
Net change in goodwill	25,942	8,775	(36,287)	25,177

Balance at end of period	$444,507	$489,293	$444,507	$489,293
(1) The $4.7 million and $18.4 million additions to goodwill during the three and six months ended June 30, 2019 respectively, were related to the acquisition of a business in Canada.

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The components of lease expense for the three and six months ended June 30, 2020 and 2019, were as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease expense	$2,974	$3,067	$6,037	$5,930
Short-term lease expense	676	720	1,369	1,562
Total lease expense	$3,650	$3,787	$7,406	$7,492

Supplemental cash flow information and non-cash activity related to leases for the six months ended June 30, 2020 and 2019 were as follows (amounts in thousands):

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,014	$5,671

ROU assets obtained in exchange for operating lease obligations	(5,999)	80,543

Lease term and discount rate information related to operating leases were as follows as of the dates indicated:

	June 30,
	2020	2019
Weighted-average remaining lease term (years)	9.5	11.0

Weighted-average discount rate	4.82%	4.96%
Maturities of lease liabilities at June 30, 2020 are as follows for the following periods (amounts in thousands):

Operating Leases
For the six months ending December 31, 2020	$5,860
For the year ending December 31, 2021	11,338
For the year ending December 31, 2022	9,320
For the year ending December 31, 2023	7,141
For the year ending December 31, 2024	6,336
Thereafter	38,919
Total lease payments	$78,914
Less imputed interest	16,208
Total	$62,706

PRA Group, Inc.
Notes to Consolidated Financial Statements
7. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2020	December 31, 2019
Americas revolving credit	$558,103	$772,037
Europe revolving credit	999,971	1,017,465
Term loan	420,000	425,000
Convertible senior notes	632,500	632,500
	2,610,574	2,847,002
Less: Debt discount and issuance costs	(30,506)	(38,577)
Total	$2,580,068	$2,808,425
The following principal payments are due on the Company's borrowings as of June 30, 2020 for the 12-month periods ending June 30, (amounts in thousands):

2021	$298,468
2022	966,715
2023	1,345,391
Total	$2,610,574
The Company determined that it was in compliance with the covenants of its financing arrangements as of June 30, 2020.
North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. On May 6, 2020, the Company entered into the Second Amendment to the North American Credit Agreement.
The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1,538.0 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $420.0 million term loan, (ii) a $1,068.0 million domestic revolving credit facility, and (iii) a $50.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement), for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans (unless the ERC Advance Rate Increase Period event, as defined in the North American Credit Agreement, triggers an additional 55 basis points that would be added to the margin). The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the one-month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50% (unless the ERC Advance Rate Increase Period event, as defined in the North American Credit Agreement, triggers an additional 55 basis points that would be added to the margin). The revolving loans within the credit facility are subject to a 1% floor. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2022. As of June 30, 2020, the unused portion of the North American Credit Agreement was $562.3 million. Considering borrowing base restrictions, as of June 30, 2020, the amount available to be drawn was $313.6 million.
The North American Credit Agreement is secured by a first priority lien on substantially all of the Company's North American assets. The North American Credit Agreement contains restrictive covenants and events of default including the following:
•borrowings under each of the domestic revolving loan facility and the Canadian revolving loan facility are subject to borrowing base calculations and may not exceed 35% of the ERC through July 30, 2020 on all domestic or Canadian, as applicable, Core eligible pools. On July 31, 2020, the ERC borrowing base limit will increase to 40% until January 31, 2021. If the ERC advance rate drops back to 35% or below during this period, the ERC borrowing base will return to 35%.

PRA Group, Inc.
Notes to Consolidated Financial Statements
•provided no ERC increase has occurred, after January 31, 2021, borrowings under each of the domestic revolving loan facility and the Canadian revolving loan facility are subject to separate borrowing base calculations and may not exceed 55% of the ERC of all domestic or Canadian, as applicable, insolvency eligible asset pools, plus 75% of domestic or Canadian, as applicable, eligible accounts receivable;
•the consolidated total leverage ratio cannot exceed 2.75 to 1.0 as of the end of June 30, 2020. After June 30, 2020 through December 31, 2020 the limit will increase to 3.25 to 1.0. Ending after December 31, 2020, the limit will decrease to 3.0 until maturity;
•the consolidated senior secured leverage ratio cannot exceed 2.75 to 1.0 as of the end of any fiscal quarter until March 31, 2021. On March 31, 2021, the senior secured leverage ratio will decrease to 2.25 to 1.0 until maturity;
•subject to no default or event of default, cash dividends and distributions during any fiscal year cannot exceed $20.0 million;
•subject to no default or event of default, stock repurchases during any fiscal year cannot exceed $100.0 million plus 50% of the prior year's consolidated net income;
•permitted acquisitions during any fiscal year cannot exceed $250.0 million (with a $50.0 million per year sublimit for permitted acquisitions by non-loan parties);
•indebtedness in the form of senior, unsecured convertible notes or other unsecured financings cannot exceed $750.0 million in the aggregate (without respect to the 2020 Notes);
•the Company must maintain positive consolidated income from operations during any fiscal quarter; and
•restrictions on changes in control.
European Revolving Credit Facility and Term Loan
On October 23, 2014, European subsidiaries of the Company ("PRA Europe") entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). In the first quarter of 2020, the Company entered into the Sixth Amendment and Restatement Agreement to its European Credit Agreement which, among other things, increased the total commitments by $200.0 million, extended the majority of the facility by 2 years and includes an accordion feature of no less than $50.0 million not to exceed $500.0 million, to allow for future increases.
Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of $1,300.0 million (subject to the borrowing base), accrues interest at the Interbank Offered Rate ("IBOR") plus 2.70% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.23% per annum, or 35% of the margin, is payable monthly in arrears, and matures February 19, 2023. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and matures February 19, 2023. As of June 30, 2020, the unused portion of the European Credit Agreement (including the overdraft facility) was $340.0 million. Considering borrowing base restrictions and other covenants, as of June 30, 2020, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $97.4 million.
The European Credit Agreement is secured by the shares of most of the Company's European subsidiaries and all intercompany loans receivable in Europe. The European Credit Agreement contains restrictive covenants and events of default including the following:
•the ERC Ratio cannot exceed 45%;
•the gross interest-bearing debt ratio in Europe cannot exceed 3.25 to 1.0 as of the end of any fiscal quarter;
•interest bearing deposits in AK Nordic AB cannot exceed SEK 1.2 billion; and
•PRA Europe's cash collections must meet certain thresholds, measured on a quarterly basis.
Colombian Revolving Credit Facility
PRA Group Colombia Holding SAS, a subsidiary of the Company in Colombia, has a credit agreement that provides for borrowings in an aggregate amount of approximately $5.4 million. As of June 30, 2020, the outstanding balance under the credit agreement was $2.4 million, with a weighted average interest rate of 7.13%. The outstanding balance accrues interest at the Indicador Bancario de Referencia rate ("IBR") plus a weighted average spread of 2.74%, is payable quarterly in arrears, amortizes quarterly, and matures on October 17, 2022 (per the credit agreement, maturity represents three years from the last draw). This credit facility is fully collateralized using time deposits with the lender that are subject to certain limitations regarding withdrawal and usage and are included within other assets on the Company's Consolidated Balance Sheets. As of June 30, 2020, the unused portion of the Colombia Credit Agreement was approximately $3.0 million.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due August 1, 2020 (the "2020 Notes"). The 2020 Notes were issued pursuant to an Indenture, dated August 13, 2013 (the "2013 Indenture"), between the Company and Regions Bank, as successor trustee. The 2013 Indenture contains customary terms and covenants, including certain events of default after which the 2020 Notes may be due and payable immediately. The 2020 Notes are senior unsecured obligations of the Company. Interest on the 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Prior to February 1, 2020, the 2020 Notes were convertible only upon the occurrence of specified events. As of June 30, 2020 the 2020 Notes are convertible at any time.
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
The 2020 Notes matured on August 1, 2020. For more information refer to Note 15.
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due June 1, 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of June 30, 2020, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes have occurred.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The balances of the liability and equity components of the Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	June 30, 2020	December 31, 2019
Liability component - principal amount	$632,500	$632,500
Unamortized debt discount	(24,950)	(31,414)
Liability component - net carrying amount	$607,550	$601,086
Equity component	$76,216	$76,216
The debt discount is being amortized into interest expense over the remaining life of the 2020 Notes and the 2023 Notes using the effective interest rate, which is 4.92% and 6.20%, respectively.
Interest expense related to the Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense - stated coupon rate	$5,175	$5,175	$10,350	$10,350
Interest expense - amortization of debt discount	3,247	3,071	6,464	6,113
Total interest expense - convertible senior notes	$8,422	$8,246	$16,814	$16,463
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
The following table summarizes the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of the dates indicated (amounts in thousands):

	June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$—	Other assets	$323
Interest rate contracts	Other liabilities	48,279	Other liabilities	17,807
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	1,804	Other assets	552
Foreign currency contracts	Other liabilities	17,858	Other liabilities	5,856
Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of June 30, 2020 and December 31, 2019, the notional amount of interest rate contracts designated as cash flow hedging instruments was $910.8 million and $959.0 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remain highly effective at June 30, 2020 and have initial terms of one to six years. The Company estimates that approximately $9.9 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the consolidated financial statements for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2020	2019	2020	2019
Interest rate contracts	$(5,515)	$(8,121)	$(26,865)	$(13,915)

	Gain or (loss) reclassified from OCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Location of gain or (loss) reclassified from OCI into income	2020	2019	2020	2019
Interest expense, net	$(2,301)	$(119)	$(3,313)	$(198)
Derivatives Not Designated as Hedging Instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of June 30, 2020 and December 31, 2019, the notional amount of foreign currency contracts that are not designated as hedging instruments was $455.6 million and $469.9 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s Consolidated Income Statements for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

		Amount of gain or (loss) recognized in income
		Three Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2020	2019
Foreign currency contracts	Foreign exchange gain/(loss)	$(1,629)	$(2,415)
Foreign currency contracts	Interest expense, net	(812)	(1,487)
Interest rate contracts	Interest expense, net	—	(158)

		Amount of gain or (loss) recognized in income
		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2020	2019
Foreign currency contracts	Foreign exchange gain/(loss)	$25,157	$(7,671)
Foreign currency contracts	Interest expense, net	(1,813)	(1,487)
Interest rate contracts	Interest expense, net	—	(507)
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
Those levels of input are summarized as follows:
•Level 1: Quoted prices in active markets for identical assets and liabilities.
•Level 2: Observable inputs other than Level 1 quoted prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•Level 3: Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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
The carrying amounts in the table are recorded in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$115,741	$115,741	$119,774	$119,774
Finance receivables, net	3,351,532	3,426,048	3,514,165	3,645,610
Financial liabilities:
Interest-bearing deposits	120,520	120,520	106,246	106,246
Revolving lines of credit	1,558,074	1,558,074	1,789,502	1,789,502
Term loan	420,000	420,000	425,000	425,000
Convertible senior notes	607,550	642,499	601,086	648,968
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
Term loan: The carrying amount approximates fair value due to the short-term nature of the interest rate periods and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses Level 2 inputs for its fair value estimate.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value Measurements as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$4,767	$—	$—	$4,767
Fair value through net income
Mutual funds	743	—	—	743
Derivative contracts (recorded in other assets)	—	1,804	—	1,804
Liabilities:
Derivative contracts (recorded in other liabilities)	—	66,137	—	66,137

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,052	$—	$—	$5,052
Fair value through net income
Mutual funds	33,677	—	—	33,677
Derivative contracts (recorded in other assets)	—	875	—	875
Liabilities:
Derivative contracts (recorded in other liabilities)	—	23,663	—	23,663
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
Investments measured using net asset value
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the Net Asset Value ("NAV") practical expedient was $5.6 million and $7.2 million as of June 30, 2020 and December 31, 2019, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
10. Accumulated Other Comprehensive Loss:
The following table provides details about the reclassifications out of accumulated other comprehensive gain/(loss) for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30,
Gains and losses on cash flow hedges	2020	2019	Affected line in the consolidated income statement
Interest rate swaps	$(2,301)	$(119)	Interest expense, net
Income tax effect of item above	539	—	Income tax expense
Total losses on cash flow hedges	$(1,762)	$(119)	Net of tax

	Six Months Ended June 30,
Gains and losses on cash flow hedges	2020	2019	Affected line in the consolidated income statement
Interest rate swaps	$(3,313)	$(198)	Interest expense, net
Income tax effect of item above	769	—	Income tax expense
Total losses on cash flow hedges	$(2,544)	$(198)	Net of tax

The following table represents the changes in accumulated other comprehensive gain/(loss) by component, after tax, for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30, 2020
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Ending balance at March 31, 2020	$126	$(33,656)	$(342,087)	$(375,617)
Other comprehensive loss before reclassifications	51	(5,515)	32,107	26,643
Reclassifications, net	—	1,762	—	1,762
Net current period other comprehensive loss	51	(3,753)	32,107	28,405
Ending balance at June 30, 2020	$177	$(37,409)	$(309,980)	$(347,212)

	Three Months Ended June 30, 2019
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Ending balance at March 31, 2019	$(38)	$(5,671)	$(242,812)	$(248,521)
Other comprehensive loss before reclassifications	37	(8,121)	4,362	(3,722)
Reclassifications, net	—	119	—	119
Net current period other comprehensive loss	37	(8,002)	4,362	(3,603)
Ending balance at June 30, 2019	$(1)	$(13,673)	$(238,450)	$(252,124)
(1) For the three months ended June 30, 2020 and 2019, net of deferred taxes for unrealized losses from cash flow hedges were $0.7 million and $2.8 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2020
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (2)
Ending balance at December 31, 2019	$(44)	$(13,088)	$(247,886)	$(261,018)
Other comprehensive loss before reclassifications	221	(26,865)	(62,094)	(88,738)
Reclassifications, net	—	2,544	—	2,544
Net current period other comprehensive loss	221	(24,321)	(62,094)	(86,194)
Ending balance at June 30, 2020	$177	$(37,409)	$(309,980)	$(347,212)

	Six Months Ended June 30, 2019
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (2)
Ending balance December 31, 2018	$(83)	$44	$(242,070)	$(242,109)
Other comprehensive loss before reclassifications	82	(13,915)	3,620	(10,213)
Reclassifications, net	—	198	—	198
Net current period other comprehensive loss	82	(13,717)	3,620	(10,015)
Ending balance June 30, 2019	$(1)	$(13,673)	$(238,450)	$(252,124)
(2) For the six months ended June 30, 2020 and 2019, net of deferred taxes for unrealized losses from cash flow hedges were $10.7 million and $4.5 million, respectively.
11. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the convertible senior notes since issuance through June 30, 2020. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,
	2020			2019
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$57,914	45,548	$1.27	$18,619	45,387	$0.41
Dilutive effect of nonvested share awards		439	(0.01)		108	—
Diluted EPS	$57,914	45,987	$1.26	$18,619	45,495	$0.41

	For the Six Months Ended June 30,
	2020			2019
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$77,049	45,500	$1.69	$33,846	45,363	$0.75
Dilutive effect of nonvested share awards		386	(0.01)		94	(0.01)
Diluted EPS	$77,049	45,886	$1.68	$33,846	45,457	$0.74
There were no antidilutive options outstanding for the three and six months ended June 30, 2020 and 2019.

PRA Group, Inc.
Notes to Consolidated Financial Statements
12. Income Taxes:
The Company follows the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
On May 10, 2017, the Company reached a settlement with the Internal Revenue Service ("IRS") regarding the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, the Company changed its tax accounting method used to recognize finance receivables revenue effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method has been incorporated evenly into the Company’s tax filings over four years effective with tax year 2017 and ending with tax year 2020. The Company was not required to pay any interest or penalties in connection with the settlement.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted into U.S. law in response to COVID-19 with varying legislation enacted in many of the countries in which the Company operates.  While the Company is continuing to evaluate impact, the Company has implemented the tax payment and filing deferral provisions as applicable on a global basis and does not believe that any of the other provisions will have a material impact to its financial reporting.  As tax legislative updates continue to be released, they will be monitored by the Company.
At June 30, 2020, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $96.7 million and $109.7 million as of June 30, 2020 and December 31, 2019, respectively.
13. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements, most of which expire on December 31, 2020, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that take into consideration the Company’s overall performance against its short and long-term financial and strategic objectives. At June 30, 2020, estimated future compensation under these agreements was approximately $4.0 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $4.0 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2020, was approximately $383.7 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at June 30, 2020, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. At June 30, 2020 and December 31, 2019, the Company had $1.8 million and $1.0 million in recoveries receivable under the Company's insurance policies or third-party indemnities, respectively. These amounts are included in other receivables, net in the Consolidated Balance Sheets.
The matter below, in addition to the matters disclosed previously in the 2019 Form 10-K, fall outside of the normal parameters of the Company's routine legal proceedings.
Telephone Consumer Protection Act ("TCPA") Litigation
On January 25, 2017, the Company settled the matter of In Re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, which consisted of a number of class actions and single plaintiff claims consolidated by order of the Panel for Multi-District Litigation ("MDL"). While the settlement disposed of a large number of claims, several hundred class members opted out ("Opt-Out Plaintiffs") of that settlement. Many of these Opt-Out Plaintiffs have been consolidated before the MDL appointed court, the United States District Court for the Southern District of California, and are pending a determination on cross-motions for summary judgment. On July 9, 2020, the Supreme Court of the United States granted certiorari in the matter of Facebook v. Duguid to resolve the split between the Circuit Courts of Appeal on the issue of the definition of an Automatic Telephone Dialing System. A decision in that case is expected to be dispositive of many or all TCPA matters currently pending, most of which are now stayed as a result of the grant of certiorari. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
Recently issued accounting standards not yet adopted:
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments and calculating income taxes in interim periods. Additionally, it adds guidance to reduce complexity in certain areas, including recognizing taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and expects to adopt January 1, 2021. The Company does not expect adoption to have a material impact on its consolidated financial statements.
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
15. Subsequent Events:
Subsequent to June 30, 2020, the Company repaid, in full, the 2020 Notes. On July 7, 2020, the Company repurchased $21.0 million of the 2020 Notes at a discount plus accrued interest. The remaining $266.5 million aggregate principal amount was repaid, at par, plus accrued interest at maturity in accordance with the terms of the 2013 Indenture. The Company repaid the 2020 Notes primarily using borrowings under the domestic revolving loan facility in the North American Credit Agreement.

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
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:
•a deterioration in the economic or inflationary environment in the Americas or Europe, including the interest rate environment;
•changes or volatility in the credit or capital markets, which affect our ability to borrow money or raise capital, including as a result of the impact of the novel coronavirus ("COVID-19") pandemic;
•our ability to replace our portfolios of nonperforming loans with additional portfolios sufficient to operate efficiently and profitably;
•our ability to continue to purchase nonperforming loans at appropriate prices;
•our ability to collect sufficient amounts on our nonperforming loans to fund our operations;
•the possibility that we could recognize significant decreases in our estimate of future recoveries on nonperforming loans;
•changes in, or interpretations of, federal, state, local, or international laws, including bankruptcy and collection laws, or changes in the administrative practices of various bankruptcy courts, which could negatively affect our business or our ability to collect on nonperforming loans;
•our ability to successfully manage the challenges associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, including the COVID-19 pandemic;
•the impact of the COVID-19 pandemic on the markets in which we operate, including business disruptions, unemployment, economic disruption, overall market volatility, and the inability or unwillingness of consumers to pay the amounts owed to us;
•changes in accounting standards and their interpretations;
•our ability to manage risks associated with our international operations;
•changes in tax laws and interpretations regarding earnings of our domestic and international operations;
•the impact of the Tax Cuts and Jobs Act ("Tax Act") and/or the Coronavirus Aide, Relief and Economic Security Act including interpretations and determinations by tax authorities;
•the possibility that we could incur goodwill or other intangible asset impairment charges;
•adverse effects from the exit of the United Kingdom ("UK") from the European Union ("EU");
•our loss contingency accruals may not be adequate to cover actual losses;
•adverse outcomes in pending litigation or administrative proceedings;
•the possibility that class action suits and other litigation could divert management's attention and increase our expenses;
•the possibility that we could incur business or technology disruptions or cyber incidents;
•disruptions of business operations caused by the underperformance or failure of information technology infrastructure, networks or telephone systems;
•our ability to collect and enforce our nonperforming loans may be limited under federal, state, and international laws, regulations and policies;
•our ability to comply with existing and new regulations of the collection industry, the failure of which could result in penalties, fines, litigation, damage to our reputation, or the suspension or termination of or required modification to our ability to conduct our business;
•investigations, reviews, or enforcement actions by governmental authorities, including the Consumer Financial Protection Bureau ("CFPB"), which could result in changes to our business practices, negatively impact our portfolio acquisitions volume, make collection of account balances more difficult or expose us to the risk of fines, penalties, restitution payments, and litigation;
•the possibility that compliance with complex and evolving international and United States ("U.S.") laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions;
•our ability to comply with data privacy regulations such as the General Data Protection Regulation ("GDPR");
•our ability to retain, expand, renegotiate or replace our credit facilities and our ability to comply with the covenants under our financing arrangements;

•our ability to raise the funds necessary to repurchase our convertible senior notes or to settle conversions in cash;
•our ability to refinance our indebtedness, including our outstanding convertible senior notes;
•changes in interest or exchange rates, which could reduce our net income, and the possibility that future hedging strategies may not be successful;
•the possibility that the adoption of future accounting standards could negatively impact our business;
•default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses;
•uncertainty about the future of the London Inter-Bank Offer Rate ("LIBOR") may adversely affect our business; and
•the risk factors discussed herein and in our other filings with the Securities and Exchange Commission ("SEC").
You should assume that the information appearing in this Quarterly Report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.
You should carefully consider the factors listed above and review the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the "Risk Factors" section and "Business" section of our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K") and the "Risk Factors" section in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2020 ("2020 First Quarter Form 10-Q").
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
Frequently Used Terms
We may use the following terminology throughout this document:
•"Amortization rate" refers to cash collections applied to principal on finance receivables as a percentage of total cash collections.
•"Buybacks" refers to purchase price refunded by the seller due to the return of ineligible accounts.
•"Cash collections" refers to collections on our owned finance receivables portfolios.
•"Cash receipts" refers to cash collections on our owned finance receivables portfolios plus fee income.
•"Change in expected recoveries" refers to the differences of actual recoveries received when compared to expected recoveries and the net present value of changes in ERC.
•"Core" accounts or portfolios refer to accounts or portfolios that are nonperforming loans and are not in an insolvent status upon acquisition. These accounts are aggregated separately from insolvency accounts.
•"Estimated remaining collections" or "ERC" refers to the sum of all future projected cash collections on our owned finance receivables portfolios.
•"Insolvency" accounts or portfolios refer to accounts or portfolios of receivables that are in an insolvent status when we purchase them and as such are purchased as a pool of insolvent accounts. These accounts include Individual Voluntary Arrangements ("IVAs"), Trust Deeds in the UK, Consumer Proposals in Canada and bankruptcy accounts in the U.S., Canada, Germany and the UK.
•"Negative Allowance" refers to the present value of cash flows expected to be collected on our finance receivables, carried as an asset on the balance sheet.
•"Portfolio acquisitions" refers to all portfolios added as a result of a purchase, but also includes portfolios added as a result of a business acquisition.
•"Portfolio purchases" refers to all portfolios purchased in the normal course of business and excludes those purchased via business acquisitions.
•"Portfolio income" reflects revenue recorded due to the passage of time using the effective interest rate calculated based on the purchase price of portfolios and estimated remaining collections.
•"Principal amortization" refers to cash collections applied to principal on finance receivables.
•"Purchase price" refers to the cash paid to a seller to acquire nonperforming loans. Prior to the adoption of ASC 326 purchase price also included certain capitalized costs and adjustments for buybacks.
•"Purchase price multiple" refers to the total estimated collections (as defined below) on owned finance receivables portfolios divided by purchase price.

•"Recoveries" refers to cash collections plus buybacks and other adjustments.
•"Total estimated collections" or "TEC" refers to actual cash collections, including cash sales, plus estimated remaining collections on our finance receivables portfolios.
All references in this Quarterly Report to "PRA Group," "our," "we," "us," "the Company" or similar terms are to PRA Group, Inc. and its subsidiaries.

Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans.
We are headquartered in Norfolk, Virginia, and as of June 30, 2020, employed 3,793 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA".
COVID-19 Update
The COVID-19 pandemic has continued to adversely impact all countries in which we operate. As a result, we continue to operate in business continuity mode globally. Our business continuity plans seek to minimize disruptions to our global operations while complying with country-specific, federal, state and local laws, regulations and governmental actions related to the pandemic. Impacts on our business, results of operations and financial condition have included:

•a reduction in U.S. staffing in mid-March 2020, which returned to almost normal levels by the end of April and remains at these levels;
•an increase in U.S. Core cash collections, which we believe is due to our increased ability to contact customers and customers choosing to use additional discretionary funds to voluntarily resolve their debts;
•a decrease in the volume of U.S. accounts sent through the legal channel, due to our decision to temporarily pause placing accounts into a legal eligible status, along with the closure of courts in many of our European countries, which resulted in decreased legal collection costs;
•decreases in certain expenses such as communications expenses due to mailing decisions made during the COVID-19 pandemic and interruptions in postal mailings and deliveries; and
•decreased portfolio purchases due to deferrals by sellers of nonperforming loan portfolio sales.
Funds generated from operations and from cash collections on finance receivables, together with existing cash, available borrowings under our revolving credit facilities and recent modifications to the terms of those facilities, have been sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the pandemic.
Our analysis of the current and future impact of COVID-19 on our operations is based on management’s constant monitoring of key data and information, including (1) changes in laws, regulations and governmental actions, (2) trends in the macroeconomic environment, consumer behavior and key operational metrics such as cash collections and (3) conditions in the nonperforming loan market. However, we cannot predict the full extent to which COVID-19 will impact our business, results of operations and financial condition due to the numerous evolving factors associated with the pandemic. See Part I, Item 2 “Forward-Looking Statements” and Part II, Item 1A "Risk Factors" in this Form 10-Q for additional information.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. As of January 1, 2020 we adopted ASU 2016-13, "Financial Instruments - Credit Losses" ("Topic 326") ("ASU 2016-13") and ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), collectively referred to as "ASC 326", on a prospective basis. Prior period amounts were accounted for under ASC Topic 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). For further information refer to Note 2 to our Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report. The following table sets forth Consolidated Income Statement amounts as a percentage of total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Revenues:
Portfolio income	$248,284	91.3%	$—	—%	$510,306	97.5%	$—	—%
Changes in expected recoveries	19,801	7.3	—	—	6,985	1.3	—	—
Income recognized on finance receivables	—	—	249,219	98.9	—	—	488,055	98.0
Fee income	2,639	1.0	2,707	1.1	4,848	0.9	9,081	1.8
Other revenue	1,186	0.4	131	—	1,555	0.3	798	0.2
Total revenues	271,910	100.0	252,057	100.0	523,694	100.0	497,934	100.0

Net allowance charges	—	—	(1,196)	(0.5)	—	—	(7,291)	(1.5)

Operating expenses:
Compensation and employee services	70,472	25.9	79,808	31.7	145,643	27.8	159,453	32.0
Legal collection fees	13,742	5.1	14,297	5.7	28,314	5.4	27,356	5.5
Legal collection costs	19,507	7.2	33,121	13.1	53,954	10.3	68,350	13.7
Agency fees	10,343	3.8	13,013	5.2	23,719	4.5	27,045	5.4
Outside fees and services	18,683	6.9	16,293	6.5	38,077	7.3	31,541	6.3
Communication	8,812	3.2	10,824	4.3	22,323	4.3	24,025	4.8
Rent and occupancy	4,471	1.6	4,491	1.8	8,955	1.7	8,854	1.8
Depreciation and amortization	4,109	1.5	4,723	1.9	8,193	1.6	9,295	1.9
Other operating expenses	10,491	3.9	10,926	4.3	22,696	4.3	22,511	4.4
Total operating expenses	160,630	59.1	187,496	74.4	351,874	67.2	378,430	76.0
Income from operations	111,280	40.9	63,365	25.1	171,820	32.8	112,213	22.5
Other income and (expense):
Interest expense, net	(35,416)	(13.0)	(36,027)	(14.3)	(72,627)	(13.9)	(70,008)	(14.1)
Foreign exchange gain/(loss)	683	0.3	(311)	(0.1)	2,966	0.6	5,953	1.2
Other	(1,582)	(0.6)	248	0.1	(1,658)	(0.3)	(104)	—
Income before income taxes	74,965	27.6	27,275	10.8	100,501	19.2	48,054	9.7
Income tax expense	14,137	5.2	5,075	2.0	17,237	3.3	8,942	1.8
Net income	60,828	22.4	22,200	8.8	83,264	15.9	39,112	7.9
Adjustment for net income attributable to noncontrolling interests	2,914	1.1	3,581	1.4	6,215	1.2	5,266	1.1
Net income attributable to PRA Group, Inc.	$57,914	21.3%	$18,619	7.4%	$77,049	14.7%	$33,846	6.8%

Three Months Ended June 30, 2020 Compared To Three Months Ended June 30, 2019
Cash Collections
Cash collections were as follows for the periods indicated:

	For the Three Months Ended June 30,		Changes
(Amounts in thousands)	2020	2019	2020 vs. 2019
Americas Core	$343,269	$294,243	$49,026
Americas Insolvency	38,685	49,770	(11,085)
Europe Core	115,145	117,635	(2,490)
Europe Insolvency	12,841	8,626	4,215
Total cash collections	$509,940	$470,274	$39,666

Cash collections adjusted (1)	$509,940	$459,595	$50,345
(1) Cash collections adjusted refers to 2019 cash collections remeasured using 2020 exchange rates.

Cash collections were $509.9 million for the three months ended June 30, 2020, an increase of $39.7 million, or 8.4%, compared to $470.3 million for the three months ended June 30, 2019. The increase was largely due to our U.S. call center and other collections, including increased collections through our digital platform, increasing $59.4 million, or 37.0%, primarily due to what we believe to be various circumstances that have provided U.S. consumers with additional discretionary funds and a willingness to voluntarily resolve their debts. The increase was partially offset by an $11.1 million, or 22.3%, decrease in cash collections for Americas Insolvency, mainly as a result of investment levels not offsetting the runoff of older portfolios and a $6.1 million, or 18.8%, decrease in cash collections for Other Americas Core, due to the strengthening of the U.S dollar and investment levels not offsetting the runoff of older portfolios. Furthermore, our U.S. legal collections were slightly lower by $4.3 million, or 4.2%, reflecting a decision we made to temporarily pause placing accounts into a legal eligible status in the U.S. as a result of the COVID-19 pandemic. These legal collection activities largely returned to normal operations in June.
Revenues
A summary of our revenue generation during the three months ended June 30, 2020 and 2019 is as follows (amounts in thousands):

	For the Three Months Ended June 30,
	2020	2019
Portfolio income	$248,284	$—
Changes in expected recoveries	19,801	—
Income recognized on finance receivables	—	249,219
Fee income	2,639	2,707
Other revenue	1,186	131
Total revenues	$271,910	$252,057
Total revenues were $271.9 million for the three months ended June 30, 2020, an increase of $19.8 million, or 7.9%, compared to $252.1 million for the three months ended June 30, 2019. The increase is largely due to significant cash collections overperformance in the quarter, partially offset by adjustments to our estimated remaining collections to reflect our assumption that the majority of the current quarter overperformance was primarily due to acceleration in the timing of cash collections rather than an increase to total expected collections. Additionally, we made forecast adjustments deemed appropriate given the current environment in which we are operating.
Net Allowance Charges
In 2019, under ASC 310-30, net allowance charges were recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. Effective January 1, 2020, under ASC 326, changes to expected cash flows are recorded in changes in expected recoveries within revenues.
Operating Expenses
Total operating expenses were $160.6 million for the three months ended June 30, 2020, a decrease of $26.9 million, or 14.3%, compared to $187.5 million for the three months ended June 30, 2019.

Compensation and Employee Services
Compensation and employee services expenses were $70.5 million for the three months ended June 30, 2020, a decrease of $9.3 million, or 11.7%, compared to $79.8 million for the three months ended June 30, 2019. The decrease in compensation expense was primarily attributable to a reduction in the U.S. call center workforce due to efficiencies realized through technology, training and data and analytics. Total full-time equivalents decreased to 3,793 as of June 30, 2020, from 4,863 as of June 30, 2019.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $13.7 million for the three months ended June 30, 2020, a decrease of $0.6 million, or 4.2%, compared to $14.3 million for the three months ended June 30, 2019 primarily due to a slight decrease in external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $19.5 million for the three months ended June 30, 2020, a decrease of $13.6 million, or 41.1%, compared to $33.1 million for the three months ended June 30, 2019. The decrease primarily reflects a decision we made to temporarily pause placing accounts into a legal eligible status in the U.S., along with the closure of courts in many of our European countries, as a result of the COVID-19 pandemic. These legal collection activities largely returned to normal operations in June.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $10.3 million for the three months ended June 30, 2020, a decrease of $2.7 million, or 20.8%, compared to $13.0 million for the three months ended June 30, 2019. The decrease was due to lower cash collections in areas outside the U.S. where we utilize third party collection agencies.
Outside Fees and Services
Outside fees and services expenses were $18.7 million for the three months ended June 30, 2020, an increase of $2.4 million, or 14.7%, compared to $16.3 million for the three months ended June 30, 2019. The increase was primarily due to higher corporate legal expenses and higher fees associated with processing an increased number of debit card transactions due to the increase in cash collections.
Communication
Communication expense primarily represents postage and telephone related expenses incurred as a result of our collection efforts. Communication expenses were $8.8 million for the three months ended June 30, 2020, a decrease of $2.0 million, or 18.5%, compared to $10.8 million for the three months ended June 30, 2019. The decrease primarily reflects lower postage costs due to mailing decisions made during the COVID-19 pandemic.
Interest Expense, Net
Interest expense, net was $35.4 million during the three months ended June 30, 2020, a decrease of $0.6 million, or 1.7%, compared to $36.0 million for the three months ended June 30, 2019. The decrease was primarily related to lower levels of outstanding borrowings coupled with lower average interest rates.
Interest expense, net consisted of the following for the three months ended June 30, 2020 and 2019 (amounts in thousands):

	For the Three Months Ended June 30,
	2020	2019	Change
Interest on debt obligations and unused line fees	$24,565	$25,645	$(1,080)
Coupon interest on convertible debt	5,175	5,175	—
Amortization of convertible debt discount	3,247	3,071	176
Amortization of loan fees and other loan costs	2,743	2,655	88
Interest income	(314)	(519)	205
Interest expense, net	$35,416	$36,027	$(611)

Net Foreign Currency Transaction Gains
Foreign currency transaction gains were $0.7 million for the three months ended June 30, 2020, compared to foreign currency transaction losses of $0.3 million for the three months ended June 30, 2019. In any given period, we may incur foreign currency transaction losses from transactions in currencies other than the functional currency.
Income Tax Expense
Income tax expense was $14.1 million for the three months ended June 30, 2020, an increase of $9.0 million, or 176.5%, compared to $5.1 million for the three months ended June 30, 2019. The increase was primarily due to higher income before taxes which increased $47.7 million, or 174.7%. During the three months ended June 30, 2020, our effective tax rate was 18.9%, compared to 18.6% for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared To Six Months Ended June 30, 2019
Cash Collections
Cash collections were as follows for the periods indicated:

	For the Six Months Ended June 30,		Change
(Amounts in thousands)	2020	2019	2020 vs. 2019
Americas-Core	$649,049	$584,966	$64,083
Americas-Insolvency	81,895	94,383	(12,488)
Europe-Core	246,485	234,493	11,992
Europe-Insolvency	27,084	17,603	9,481
Total cash collections	$1,004,513	$931,445	$73,068

Cash collections adjusted (1)	$1,004,513	$914,201	$90,312
(1) Cash collections adjusted refers to 2019 cash collections remeasured using 2020 exchange rates.

Cash collections were $1,004.5 million for the six months ended June 30, 2020, an increase of $73.1 million, or 7.8%, compared to $931.4 million for the six months ended June 30, 2019. The increase was largely due to our U.S. call center and other collections, including increased collections through our digital platform, increasing $57.8 million or 17.5%, primarily due to what we believe to be various circumstances that have provided U.S. consumers with additional discretionary funds and a willingness to voluntarily resolve their debts. Additionally, Europe cash collections increased $21.5 million, or 8.5%, reflecting higher 2019 purchases. Furthermore, our U.S. legal collections increased $5.6 million, or 2.8%, mainly due to a higher number of accounts placed in the legal channel in 2019 partially offset by, a decision we made to temporarily pause placing accounts into a legal eligible status in the U.S. as a result of the COVID-19 pandemic. These legal collection activities largely returned to normal operations in June. These increases were partially offset by a decline of $12.5 million, or 13.2%, in Americas Insolvency cash collections mainly reflecting investment levels not offsetting the runoff of older portfolios.
Revenues
A summary of our revenue generation during the six months ended June 30, 2020 and 2019 is as follows (amounts in thousands):

	For the Six Months Ended June 30,
	2020	2019
Portfolio income	$510,306	$—
Changes in expected recoveries	6,985	—
Income recognized on finance receivables	—	488,055
Fee income	4,848	9,081
Other revenue	1,555	798
Total revenues	$523,694	$497,934
Total revenues were $523.7 million for the six months ended June 30, 2020, an increase of $25.8 million, or 5.2%, compared to $497.9 million for the six months ended June 30, 2019. The increase was driven primarily by a record level of portfolio purchases in 2019.
Net Allowance Charges
In 2019, under ASC 310-30, net allowance charges were recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. Effective January 1, 2020, under ASC 326, changes to expected cash flows are recorded in changes in expected recoveries within revenues.
Operating Expenses
Operating expenses were $351.9 million for the six months ended June 30, 2020, a decrease of $26.5 million, or 7.0%, compared to $378.4 million for the six months ended June 30, 2019.

Compensation and Employee Services
Compensation and employee services expenses were $145.6 million for the six months ended June 30, 2020, a decrease of $13.9 million, or 8.7%, compared to $159.5 million for the six months ended June 30, 2019. The decrease in compensation expense was primarily attributable to a reduction in U.S. call center workforce due to efficiencies realized through technology, training and data and analytics. Total full-time equivalents decreased to 3,793 as of June 30, 2020, compared to 4,863 as of June 30, 2019.
Legal Collection Fees
Legal collection fees were $28.3 million for the six months ended June 30, 2020, an increase of $0.9 million, or 3.3%, compared to $27.4 million for the six months ended June 30, 2019. The increase was primarily due to an increase in external legal cash collections in the U.S. during the first quarter.
Legal Collection Costs
Legal collection costs were $54.0 million for the six months ended June 30, 2020, a decrease of $14.4 million, or 21.1%, compared to $68.4 million for the six months ended June 30, 2019. The decrease primarily reflects a decision we made to temporarily pause placing accounts into a legal eligible status in the U.S., along with the closure of courts in many of our European countries, as a result of the COVID-19 pandemic. These legal collection activities largely returned to normal operations in June.
Agency Fees
Agency fees were $23.7 million for the six months ended June 30, 2020, a decrease of $3.3 million, or 12.2%, compared to $27.0 million for the six months ended June 30, 2019. The decrease was primarily due to lower cash collections in areas outside the U.S. where we utilize third party collection agencies.
Outside Fees and Services
Outside fees and services expenses were $38.1 million for the six months ended June 30, 2020, an increase of $6.6 million, or 21.0%, compared to $31.5 million for the six months ended June 30, 2019. The increase was primarily the result of higher corporate legal expenses and higher fees associated with processing an increased number of debit card transactions due to the increase in cash collections.
Interest Expense, Net
Interest expense, net was $72.6 million for the six months ended June 30, 2020, an increase of $2.6 million, or 3.7%, compared to $70.0 million for the six months ended June 30, 2019. The increase was primarily due to higher levels of outstanding borrowings partially offset by lower average interest rates.
Interest expense, net consisted of the following for the six months ended June 30, 2020 and 2019 (amounts in thousands):

	For the Six Months Ended June 30,
	2020	2019	Change
Interest on debt obligations and unused line fees	$51,063	$49,391	$1,672
Coupon interest on convertible debt	10,350	10,350	—
Amortization of convertible debt discount	6,464	6,113	351
Amortization of loan fees and other loan costs	5,382	5,291	91
Interest income	(632)	(1,137)	505
Interest expense, net	$72,627	$70,008	$2,619
Net Foreign Currency Transaction Gains
Foreign currency transaction gains were $3.0 million for the six months ended June 30, 2020, compared to $6.0 million for the six months ended June 30, 2019. The decrease was primarily related to lower foreign currency gains in Europe and slightly lower gains on U.S. dollar linked investments held in Brazil during the first quarter.

Income Tax Expense
Income tax expense was $17.2 million for the six months ended June 30, 2020, an increase of $8.3 million, or 93.3%, compared to $8.9 million for the six months ended June 30, 2019. The increase was primarily due to higher income before income taxes which increased $52.4 million or 108.9%. The increase was partially offset by estimated return to provision adjustments during the first quarter. During the six months ended June 30, 2020, our effective tax rate was 17.2%, compared to 18.6% for the six months ended June 30, 2019. The decrease was due to the mix of international earnings between jurisdictions.

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
Revenue recognition under ASC 310-10 and ASC 326 is driven by estimates of the amount and timing of collections. We record new portfolio acquisitions at the purchase price which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, the annual pool is aggregated and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the effective interest rate is fixed at the amount we expect to collect discounted at the rate to equate purchase price to the recovery estimate. During the first year of purchase, we typically do not allow purchase price multiples to expand. Subsequent to the initial year, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

Purchase Price Multiples as of June 30, 2020 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	ERC-Historical Period Exchange Rates (3)	Total Estimated Collections (4)	ERC-Current Period Exchange Rates (5)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple(6)
Americas Core
1996-2009	$930,026	$25,275	$2,876,410	$25,275	309%	238%
2010	148,193	16,361	527,054	16,361	356%	247%
2011	209,602	29,000	725,887	29,000	346%	245%
2012	254,076	35,475	661,919	35,475	261%	226%
2013	390,826	62,664	912,274	62,664	233%	211%
2014	404,117	99,011	891,394	96,700	221%	204%
2015	443,114	163,023	933,558	162,489	211%	205%
2016	455,767	301,974	1,099,686	287,328	241%	201%
2017	532,851	453,291	1,207,541	448,520	227%	193%
2018	653,975	670,175	1,340,743	657,985	205%	202%
2019	581,476	898,263	1,222,926	868,031	210%	206%
2020	283,041	543,573	580,673	543,573	205%	205%
Subtotal	5,287,064	3,298,085	12,980,065	3,233,401
Americas Insolvency
1996-2009	397,453	681	835,919	681	210%	178%
2010	208,942	868	546,829	868	262%	184%
2011	180,432	743	370,148	743	205%	155%
2012	251,395	495	392,466	495	156%	136%
2013	227,834	1,380	354,901	1,380	156%	133%
2014	148,420	2,088	217,662	2,074	147%	124%
2015	63,170	4,344	87,824	4,344	139%	125%
2016	91,442	14,160	115,267	14,146	126%	123%
2017	275,257	86,263	345,821	86,263	126%	125%
2018	97,879	81,259	130,790	81,259	134%	127%
2019	123,077	132,192	160,420	132,061	130%	128%
2020	35,298	44,941	47,686	44,941	135%	135%
Subtotal	2,100,599	369,414	3,605,733	369,255
Total Americas	7,387,663	3,667,499	16,585,798	3,602,656
Europe Core
2012	20,409	292	40,720	221	200%	187%
2013	20,334	148	25,132	110	124%	119%
2014	773,811	731,226	2,215,272	632,283	286%	208%
2015	411,340	308,026	733,076	273,940	178%	160%
2016	333,090	298,696	556,757	290,948	167%	167%
2017	252,174	218,286	359,556	197,823	143%	144%
2018	341,775	374,650	524,165	361,620	153%	148%
2019	518,610	668,732	782,184	637,980	151%	152%
2020	94,763	165,081	172,597	165,081	182%	182%
Subtotal	2,766,306	2,765,137	5,409,459	2,560,006
Europe Insolvency
2014	10,876	573	18,136	490	167%	129%
2015	18,973	4,220	29,099	3,534	153%	139%
2016	39,338	12,951	56,808	13,132	144%	130%
2017	39,235	24,680	48,839	22,626	124%	128%
2018	44,908	41,089	55,096	39,915	123%	123%
2019	77,218	85,331	101,282	79,841	131%	130%
2020	23,017	29,757	30,776	29,757	134%	134%
Subtotal	253,565	198,601	340,036	189,295
Total Europe	3,019,871	2,963,738	5,749,495	2,749,301
Total PRA Group	$10,407,534	$6,631,237	$22,335,293	$6,351,957
(1)Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.
(2)For our non-US amounts, purchase price is presented at the exchange rate at the end of the year in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.
(3)For our non-US amounts, ERC-Historical Period Exchange Rates is presented at the year-end exchange rate for the respective year of purchase.
(4)For our non-US amounts, TEC is presented at the year-end exchange rate for the respective year of purchase.
(5)For our non-U.S. amounts, ERC-Current Period Exchange Rates is presented at the June 30, 2020 exchange rate.
(6)The Original Estimated Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of June 30, 2020 Amounts in thousands
Purchase Period	Cash Collections (1)	Portfolio Income (1)	Changes in Expected Recoveries (1)	Total Portfolio Revenue (1)(2)	Net Finance Receivables as of June 30, 2020 (3)
Americas Core
1996-2009	$7,348	$5,560	$(1,406)	$4,154	$6,071
2010	3,678	3,536	(857)	2,679	2,486
2011	6,281	5,941	(2,248)	3,693	5,117
2012	6,802	6,093	(4,225)	1,868	11,070
2013	13,149	9,990	(8,009)	1,981	22,418
2014	18,121	14,251	(15,672)	(1,421)	35,200
2015	32,948	19,999	(13,822)	6,177	66,386
2016	57,081	32,839	(755)	32,084	113,660
2017	108,504	50,175	17,559	67,734	200,463
2018	183,021	76,976	6,452	83,428	356,085
2019	175,029	95,119	14,877	109,996	448,861
2020	37,087	21,374	10,312	31,686	277,335
Subtotal	649,049	341,853	2,206	344,059	1,545,152
Americas Insolvency
1996-2009	197	235	(38)	197	—
2010	269	312	(43)	269	—
2011	275	229	46	275	—
2012	546	458	174	632	—
2013	742	763	(20)	743	—
2014	1,378	1,789	(896)	893	262
2015	5,624	2,819	(219)	2,600	2,755
2016	7,709	2,060	(616)	1,444	11,164
2017	32,245	9,047	(2,692)	6,355	69,529
2018	15,394	4,655	3,010	7,665	66,722
2019	14,770	5,870	2,790	8,660	108,218
2020	2,746	1,098	(264)	834	33,190
Subtotal	81,895	29,335	1,232	30,567	291,840
Total Americas	730,944	371,188	3,438	374,626	1,836,992
Europe Core
2012	591	454	137	591	—
2013	320	216	104	320	—
2014	72,661	54,323	2,336	56,659	166,870
2015	26,772	15,775	(213)	15,562	142,997
2016	23,270	13,529	(1,336)	12,193	167,532
2017	17,870	6,932	(1,285)	5,647	136,984
2018	35,776	13,293	3,562	16,855	234,775
2019	61,779	22,118	(2,085)	20,033	422,528
2020	7,446	2,966	1,348	4,314	91,298
Subtotal	246,485	129,606	2,568	132,174	1,362,984
Europe Insolvency
2014	410	320	(17)	303	192
2015	1,603	769	93	862	2,154
2016	4,064	1,700	(241)	1,459	9,262
2017	4,747	1,054	191	1,245	19,580
2018	4,845	1,521	(237)	1,284	33,977
2019	10,386	3,429	992	4,421	63,555
2020	1,029	719	198	917	22,836
Subtotal	27,084	9,512	979	10,491	151,556
Total Europe	273,569	139,118	3,547	142,665	1,514,540
Total PRA Group	$1,004,513	$510,306	$6,985	$517,291	$3,351,532
(1)For our non-U.S. amounts, amounts are presented using the average exchange rates during the current reporting period.
(2)Total Portfolio Revenue refers to portfolio income and changes in expected recoveries combined.
(3)For our non-U.S. amounts, net finance receivables are presented at the June 30, 2020 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.

Cash Collections by Year, By Year of Purchase (1) as of June 30, 2020 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
Americas Core
1996-2009	$930.0	$1,647.7	$295.7	$253.5	$201.6	$146.4	$101.8	$71.2	$45.7	$30.5	$23.3	$19.2	$7.3	$2,843.9
2010	148.2	—	47.1	113.6	109.9	82.0	55.9	38.1	24.5	15.6	11.1	9.2	3.7	510.7
2011	209.6	—	—	62.0	174.5	152.9	108.5	73.8	48.7	32.0	21.6	16.6	6.3	696.9
2012	254.1	—	—	—	56.9	173.6	146.2	97.3	60.0	40.0	27.8	17.9	6.8	626.5
2013	390.8	—	—	—	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	13.2	849.6
2014	404.1	—	—	—	—	—	92.7	253.4	170.3	114.2	82.2	55.3	18.2	786.3
2015	443.1	—	—	—	—	—	—	117.0	228.4	185.9	126.6	83.6	32.9	774.4
2016	455.8	—	—	—	—	—	—	—	138.7	256.5	194.6	140.6	57.1	787.5
2017	532.9	—	—	—	—	—	—	—	—	107.3	278.7	256.5	108.5	751.0
2018	654.0	—	—	—	—	—	—	—	—	—	122.7	361.9	183.0	667.6
2019	581.5	—	—	—	—	—	—	—	—	—	—	143.8	175.0	318.8
2020	283.0	—	—	—	—	—	—	—	—	—	—	—	37.1	37.1
Subtotal	5,287.1	1,647.7	342.8	429.1	542.9	656.5	752.9	844.8	837.1	860.9	945.0	1,141.5	649.1	9,650.3
Americas Insolvency
1996-2009	397.5	204.3	147.1	156.7	145.4	109.3	57.0	7.6	3.6	2.2	1.1	0.7	0.2	835.2
2010	208.9	—	39.5	104.5	125.0	121.7	101.9	43.6	5.0	2.4	1.4	0.7	0.3	546.0
2011	180.4	—	—	15.2	66.4	82.8	85.8	76.9	36.0	3.7	1.6	0.7	0.3	369.4
2012	251.4	—	—	—	17.4	103.6	94.1	80.1	60.7	29.3	4.3	1.9	0.5	391.9
2013	227.8	—	—	—	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	0.7	353.5
2014	148.4	—	—	—	—	—	37.0	50.9	44.3	37.4	28.8	15.8	1.4	215.6
2015	63.2	—	—	—	—	—	—	3.4	17.9	20.1	19.8	16.7	5.6	83.5
2016	91.4	—	—	—	—	—	—	—	18.9	30.4	25.0	19.9	7.7	101.9
2017	275.3	—	—	—	—	—	—	—	—	49.1	97.3	80.9	32.3	259.6
2018	97.9	—	—	—	—	—	—	—	—	—	6.7	27.4	15.4	49.5
2019	123.1	—	—	—	—	—	—	—	—	—	—	13.4	14.8	28.2
2020	35.3	—	—	—	—	—	—	—	—	—	—	—	2.7	2.7
Subtotal	2,100.6	204.3	186.6	276.4	354.2	469.9	458.4	344.2	249.8	222.4	207.9	181.0	81.9	3,237.0
Total Americas	7,387.7	1,852.0	529.4	705.5	897.1	1,126.4	1,211.3	1,189.0	1,086.9	1,083.3	1,152.9	1,322.5	731.0	12,887.3
Europe Core
2012	20.4	—	—	—	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	0.6	37.7
2013	20.3	—	—	—	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.3	22.9
2014	773.8	—	—	—	—	—	153.2	292.0	246.4	220.8	206.3	172.9	72.6	1,364.2
2015	411.3	—	—	—	—	—	—	45.8	100.3	86.2	80.9	66.1	26.7	406.0
2016	333.1	—	—	—	—	—	—	—	40.4	78.9	72.6	58.0	23.3	273.2
2017	252.2	—	—	—	—	—	—	—	—	17.9	56.0	44.1	17.9	135.9
2018	341.8	—	—	—	—	—	—	—	—	—	24.3	88.7	35.8	148.8
2019	518.6	—	—	—	—	—	—	—	—	—	—	48.0	61.8	109.8
2020	94.8	—	—	—	—	—	—	—	—	—	—	—	7.5	7.5
Subtotal	2,766.3	—	—	—	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.2	246.5	2,506.0
Europe Insolvency
2014	10.9	—	—	—	—	—	—	4.3	3.9	3.2	2.6	1.5	0.4	15.9
2015	19.0	—	—	—	—	—	—	3.0	4.4	5.0	4.8	3.9	1.6	22.7
2016	39.3	—	—	—	—	—	—	—	6.2	12.7	12.9	10.7	4.0	46.5
2017	39.2	—	—	—	—	—	—	—	—	1.2	7.9	9.2	4.8	23.1
2018	44.9	—	—	—	—	—	—	—	—	—	0.6	8.4	4.9	13.9
2019	77.2	—	—	—	—	—	—	—	—	—	—	5.0	10.3	15.3
2020	23.0	—	—	—	—	—	—	—	—	—	—	—	1.0	1.0
Subtotal	253.5	—	—	—	—	—	—	7.3	14.5	22.1	28.8	38.7	27.0	138.4
Total Europe	3,019.8	—	—	—	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	273.5	2,644.4
Total PRA Group	$10,407.5	$1,852.0	$529.4	$705.5	$908.7	$1,142.5	$1,378.6	$1,539.6	$1,492.0	$1,512.4	$1,625.1	$1,841.4	$1,004.5	$15,531.7
(1)For our non-U.S. amounts, cash collections are presented using the average exchange rates during the cash collection period.
(2)Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.
(3)For our non-US amounts, purchase price is presented at the exchange rate at the end of the year in which the pool was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated remaining collections
The following chart shows our ERC of $6,352.0 million at June 30, 2020 by geographical region (amounts in millions).
Seasonality

Cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.

Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.

Cash Collections by Geography and Type Amounts in thousands
	2020		2019				2018
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas Core	$343,269	$305,780	$276,639	$279,902	$294,243	$290,723	$233,937	$231,253
Americas Insolvency	38,685	43,210	40,801	45,759	49,770	44,613	48,000	48,518
Europe Core	115,145	131,340	126,649	118,917	117,635	116,858	113,154	102,780
Europe Insolvency	12,841	14,243	12,520	8,639	8,626	8,977	7,618	6,731
Total Cash Collections	$509,940	$494,573	$456,609	$453,217	$470,274	$461,171	$402,709	$389,282

The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.

U.S. Core Portfolio Cash Collections by Source Amounts in thousands
	2020		2019				2018
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Call Center and Other Collections	$219,856	$168,166	$139,399	$149,782	$160,479	$169,753	$134,543	$137,325
External Legal Collections	62,792	66,190	58,831	64,301	63,490	57,419	47,410	41,935
Internal Legal Collections	34,467	38,111	33,944	35,679	38,065	37,018	30,724	32,064
Total U.S. Core Cash Collections	$317,115	$272,467	$232,174	$249,762	$262,034	$264,190	$212,677	$211,324
Collections Productivity (U.S. Portfolio)
The following tables display certain collections productivity measures:

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2020	2019	2018	2017	2016
First Quarter	$172	$139	$121	$161	$168
Second Quarter	263	139	101	129	167
Third Quarter	—	124	107	125	177
Fourth Quarter	—	128	104	112	153
(1)Represents total cash collections less internal legal cash collections, external legal cash collections, and Insolvency cash collections from trustee-administered accounts.

Portfolio Acquisitions

The following graph shows the purchase price of our portfolios by year since 2010. It includes the acquisition date finance receivable portfolios that were acquired through our business acquisitions. The 2020 totals represent portfolio acquisitions through the six months ended June 30, 2020 while the prior year totals are for the full year.

The following table displays our quarterly portfolio acquisitions for the periods indicated.

Portfolio Acquisitions by Geography and Type Amounts in thousands
	2020		2019				2018
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas Core	$110,474	$172,697	$118,153	$168,185	$121,996	$169,189	$172,511	$170,426
Americas Insolvency	14,527	20,772	22,650	26,311	26,092	48,243	52,871	17,151
Europe Core	34,247	60,990	218,919	64,728	136,344	94,283	231,810	45,754
Europe Insolvency	5,251	18,778	42,613	19,772	4,715	7,134	33,661	4,159
Total Portfolio Acquisitions	$164,499	$273,237	$402,335	$278,996	$289,147	$318,849	$490,853	$237,490

Portfolio Acquisitions by Stratification (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 56 million customer accounts in the U.S.

U.S. Portfolio Acquisitions by Major Asset Type Amounts in thousands
	2020				2019
	Q2		Q1		Q4		Q3		Q2
Major Credit Cards	$50,270	40.9%	$71,225	38.3%	$30,337	24.3%	$50,500	40.1%	$39,468	28.2%
Private Label Credit Cards	69,651	56.7	104,300	56.0	85,351	68.4	72,714	57.7	70,536	50.4
Consumer Finance	2,430	2.0	2,109	1.1	2,046	1.7	2,090	1.7	28,649	20.4
Auto Related	460	0.4	8,510	4.6	6,991	5.6	638	0.5	1,407	1.0
Total	$122,811	100.0%	$186,144	100.0%	$124,725	100.0%	$125,942	100.0%	$140,060	100.0%

U.S. Portfolio Acquisitions by Delinquency Category Amounts in thousands
	2020				2019
	Q2		Q1		Q4		Q3		Q2
Fresh (1)	$28,847	26.6%	$51,126	30.9%	$35,330	34.6%	$27,600	27.1%	$33,288	29.3%
Primary (2)	9,887	9.1	18,152	11.0	5,796	5.7	17,658	17.3	40,027	35.1
Secondary (3)	67,609	62.5	92,855	56.1	52,899	51.8	50,082	49.2	34,920	30.6
Tertiary (3)	1,941	1.8	3,239	2.0	4,409	4.3	6,483	6.4	5,733	5.0
Other (4)	—	—	—	—	3,641	3.6	—	—	—	—
Total Core	108,284	100.0%	165,372	100.0%	102,075	100.0%	101,823	100.0%	113,968	100.0%
Insolvency	14,527		20,772		22,650		24,119		26,092
Total	$122,811		$186,144		$124,725		$125,942		$140,060
(1)Fresh accounts are typically past due 120 to 270 days, charged-off by the credit originator and are either being sold prior to any post-charge-off collection activity or placement with a third-party for the first time.
(2)Primary accounts are typically 360 to 450 days past due and charged-off and have been previously placed with one contingent fee servicer.
(3)Secondary and tertiary accounts are typically more than 660 days past due and charged-off and have been placed with two or three contingent fee servicers.
(4)Other accounts are typically two to three years or more past due and charged-off and have previously been worked by four or more contingent fee servicers.

Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of June 30, 2020, cash and cash equivalents totaled $115.7 million. Of the cash and cash equivalent balance as of June 30, 2020, $96.7 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.
At June 30, 2020, we had approximately $2.6 billion in borrowings outstanding with $905.3 million of availability under all of our credit facilities (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of June 30, 2020, the amount available to be drawn was $414.0 million. Of the $905.3 million of borrowing availability, $340.0 million was available under our European credit facility, $562.3 million was available under our North American credit facility and $3.0 million was available under our Colombian revolving credit facility. Of the $414.0 million available considering borrowing base restrictions, $97.4 million was available under our European credit facility, $313.6 million was available under our North American credit facility and $3.0 million was available under the Colombian revolving credit facility. For more information, see Note 7 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $128.5 million as of June 30, 2020). Interest-bearing deposits as of June 30, 2020 were $120.5 million.
We determined that we were in compliance with the covenants of our financing arrangements as of June 30, 2020.
We have the ability to slow the purchase of finance receivables if necessary, and use the net cash flow generated from our cash collections from our existing finance receivables to temporarily service our debt and fund existing operations.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Our North American credit facility expires in May 2022. Our European credit facility expires in February 2023. Of our $420.0 million in term loans outstanding at June 30, 2020, $10.0 million in principal is due within one year.
At June 30, 2020, we had outstanding $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due August 1, 2020. Subsequently, we retired the notes in full through repurchase and cash settlement in connection with their maturity. For more information, see Note 15 to our Consolidated Financial Statements included in Part. I, Item 1 to this Quarterly Report.
We have in place forward flow commitments for the purchase of nonperforming loans primarily over the next 12 months with a maximum purchase price of $383.1 million as of June 30, 2020. The $383.1 million is comprised of $271.7 million for the Americas and $111.4 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
In May 2017, we reached a settlement with the Internal Revenue Service ("IRS") in regard to the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, our tax accounting method to recognize finance receivables revenue changed effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The revenue related to the difference in timing between the new method and the cost recovery method has been included evenly into our tax filings over four years effective with tax year 2017 and ending with tax year 2020. We estimate the related tax payments to be approximately $9.2 million per quarter through the year 2020. No interest or penalties were assessed as part of the settlement.
We continue to monitor the recent outbreak of COVID-19 on our operations and how that may impact our cash flows and our ability to settle debt.  As a result of COVID-19, global financial markets have experienced overall volatility and disruptions to capital and credit markets.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash, available borrowings under our revolving credit facilities, including recent modifications to the terms of those facilities, and access to the capital markets will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months. We may, however, seek to access the debt or equity capital markets as market conditions permit. Business acquisitions, adverse outcomes in pending litigation or higher than expected levels of portfolio purchasing could require additional financing from other sources.

Cash Flows Analysis
The following table summarizes our cash flow activity for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 (amounts in thousands):

	Six Months Ended June 30,
	2020	2019
Total cash provided by (used in):
Operating activities	$122,500	$30,948
Investing activities	88,077	(177,703)
Financing activities	(192,950)	156,837
Effect of exchange rate on cash	(16,503)	(3,281)
Net increase in cash and cash equivalents	$1,124	$6,801
Operating Activities
Cash provided by operating activities mainly reflects cash collections recognized as revenue partially offset by cash paid for operating expenses, interest and income taxes. Key drivers of operating activities were adjusted for (i) non-cash items included in net income such as provisions for unrealized gains and losses, changes in expected recoveries, depreciation and amortization, deferred taxes, fair value changes in equity securities, and stock-based compensation as well as (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Net cash provided by operating activities increased $91.6 million during the six months ended June 30, 2020, mainly driven by higher cash collections, lower operating expenses, the impact of unrealized foreign currency transactions and lower levels of income tax payments.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects acquisitions of nonperforming loans.
Net cash provided by investing activities increased $265.8 million during the six months ended June 30, 2020, primarily from a $113.3 million decrease in purchases of nonperforming loans, a $58.2 million increase in recoveries applied to negative allowance in the current year versus of collections applied to principal in the prior year, a $72.8 million decrease in net purchases of investments and $57.6 million of cash used related to a business acquisition during the first quarter of 2019. These changes were partially offset by $31.2 million of cash received during the first quarter of 2019 related to the sale of a subsidiary in the fourth quarter of 2018 and a $5.0 million increase in net purchases of property and equipment.
Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Cash used in financing activities increased $349.8 million during the six months ended June 30, 2020, primarily from a $373.9 million decrease in proceeds from our lines of credit, a $14.8 million decrease in cash provided by interest-bearing deposits and an $8.0 million increase in distributions paid to noncontrolling interests. These changes were partially offset by a $48.6 million increase in net payments on our lines of credit, origination costs and long-term debt.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $96.7 million and $109.7 million as of June 30, 2020 and December 31, 2019, respectively. Refer to Note 12 to our Consolidated Financial Statements

included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.
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
Revenue Recognition - Finance Receivables
We account for the majority of our investment in finance receivables under the guidance of ASC Topic 310 “Receivables” (“ASC 310”) and ASC Topic 326-20 “Financial Instruments - Credit Losses - Measured at Amortized Cost” (“ASC 326-20”). Revenue recognition for finance receivables involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the quantity and timing of future cash flows and economic lives of our pools of finance receivables. Significant changes in such estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool.
We account for our finance receivables as follows:
We create each annual accounting pool using our projections of estimated cash flows and expected economic life. We then compute a constant effective interest rate based on the net carrying amount of the pool and reasonable projections of estimated cash flows and expectation of its economic life. As actual cash flow results are received we record the time value of the expected cash as portfolio income and over and under performance and changes in expected future cash flows from expected cash as changes in expected recoveries. We review each pool watching for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows). We then re-forecast future cash flows by applying discounted cash flow methodologies to our ERC and recognize income over the estimated life of the pool at the constant effective interest rate of the pool.
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
We follow the guidance of FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. Accordingly, we record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The evaluation of a tax position in accordance with the guidance is a two-step process. The first step is recognition: we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense.
In the event that all or part of the deferred tax assets are determined not to be realizable in the future, a valuation allowance would be established and charged to earnings in the period such determination is made. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $2.0 billion as of June 30, 2020. Based on our debt structure at June 30, 2020, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $3.4 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $3.4 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at June 30, 2020. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended June 30, 2020, we generated $79.6 million of revenues from operations outside the U.S. and used eleven functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of June 30, 2020, refer to Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2019 Form 10-K and in Part II, Item 1A of our 2020 First Quarter Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of PRA Group, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 000-50058) filed on June 17, 2020).
3.2	Amended and Restated By-Laws of PRA Group, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K (File No. 000-50058) filed on June 17, 2020).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-99225) filed on October 15, 2002).
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-99225) filed on October 30, 2002).
4.3
Indenture dated May 26, 2017 between PRA Group, Inc. and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 000-50058) filed on May 26, 2017).

4.4
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.5 of the Current Report on Form 10-K (File No. 000-50058) filed on March 2, 2020).

10.1
Second Amendment to the Credit Agreement dated as of May 6, 2020, by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (filed herewith).

10.2	Form of Restricted Stock Unit Agreement (filed herewith)
10.3	Form of Performance Stock Unit Agreement (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

August 6, 2020	By:	/s/ Kevin Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2020	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)