Form 10-Q
period 2020-09-30
PRA GROUP INC
filed 2020-11-06
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of November 3, 2020 was 45,579,983.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
September 30, 2020 and December 31, 2019
(Amounts in thousands)

	(unaudited)
	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$92,779	$119,774
Investments	37,821	56,176
Finance receivables, net	3,332,748	3,514,165
Other receivables, net	12,575	10,606
Income taxes receivable	27,554	17,918
Deferred tax assets, net	79,121	63,225
Property and equipment, net	57,826	56,501
Right-of-use assets	51,606	68,972
Goodwill	456,308	480,794
Intangible assets, net	3,392	4,497
Other assets	45,519	31,263
Total assets	$4,197,249	$4,423,891
Liabilities and Equity
Liabilities:
Accounts payable	$4,285	$4,258
Accrued expenses	81,913	88,925
Income taxes payable	18,885	4,046
Deferred tax liabilities, net	48,144	85,390
Lease liabilities	55,987	73,377
Interest-bearing deposits	119,834	106,246
Borrowings	2,524,429	2,808,425
Other liabilities	71,600	26,211
Total liabilities	2,925,077	3,196,878
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,579 shares issued and outstanding at September 30, 2020; 100,000 shares authorized, 45,416 shares issued and outstanding at December 31, 2019	456	454
Additional paid-in capital	70,036	67,321
Retained earnings	1,482,172	1,362,631
Accumulated other comprehensive loss	(313,560)	(261,018)
Total stockholders' equity - PRA Group, Inc.	1,239,104	1,169,388
Noncontrolling interest	33,068	57,625
Total equity	1,272,172	1,227,013
Total liabilities and equity	$4,197,249	$4,423,891
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and nine months ended September 30, 2020 and 2019
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Portfolio income	$240,250	$—	$750,556	$—
Changes in expected recoveries	25,403	—	32,388	—
Income recognized on finance receivables	—	247,471	—	735,526
Fee income	1,978	2,391	6,826	11,472
Other revenue	233	152	1,788	950
Total revenues	267,864	250,014	791,558	747,948

Net allowance charges	—	(4,136)	—	(11,427)

Operating expenses:
Compensation and employee services	71,974	75,317	217,617	234,770
Legal collection fees	13,661	14,083	41,975	41,439
Legal collection costs	26,043	31,395	79,997	99,745
Agency fees	14,900	12,788	38,619	39,833
Outside fees and services	22,719	16,733	60,796	48,274
Communication	9,379	10,310	31,702	34,335
Rent and occupancy	4,460	4,414	13,415	13,268
Depreciation and amortization	4,301	4,046	12,494	13,341
Other operating expenses	11,761	12,102	34,457	34,613
Total operating expenses	179,198	181,188	531,072	559,618
Income from operations	88,666	64,690	260,486	176,903
Other income and (expense):
Interest expense, net	(33,692)	(35,864)	(106,319)	(105,872)
Foreign exchange gains	61	5,406	3,027	11,359
Other	291	(19)	(1,367)	(123)
Income before income taxes	55,326	34,213	155,827	82,267
Income tax expense	7,497	6,665	24,734	15,607
Net income	47,829	27,548	131,093	66,660
Adjustment for net income attributable to noncontrolling interests	5,337	2,577	11,552	7,843
Net income attributable to PRA Group, Inc.	$42,492	$24,971	$119,541	$58,817
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.93	$0.55	$2.63	$1.30
Diluted	$0.92	$0.55	$2.60	$1.29
Weighted average number of shares outstanding:
Basic	45,579	45,410	45,526	45,378
Diluted	46,140	45,645	45,971	45,520
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and nine months ended September 30, 2020 and 2019
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$47,829	$27,548	$131,093	$66,660
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	30,705	(50,542)	(48,448)	(46,975)
Cash flow hedges	1,394	(5,832)	(22,927)	(19,549)
Debt securities available-for-sale	(30)	(1)	191	81
Other comprehensive income/(loss)	32,069	(56,375)	(71,184)	(66,443)
Total comprehensive income/(loss)	79,898	(28,827)	59,909	217
Less comprehensive income/(loss) attributable to noncontrolling interests	3,753	34	(7,091)	5,247
Comprehensive income/(loss) attributable to PRA Group, Inc.	$76,145	$(28,861)	$67,000	$(5,030)
The accompanying notes are an integral part of these consolidated financial statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2020
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2019	45,416	$454	$67,321	$1,362,631	$(261,018)	$57,625	$1,227,013
Components of comprehensive income, net of tax:
Net income	—	—	—	19,135	—	3,301	22,436
Currency translation adjustments	—	—	—	—	(94,201)	(13,875)	(108,076)
Cash flow hedges	—	—	—	—	(20,568)	—	(20,568)
Debt securities available-for-sale	—	—	—	—	170	—	170
Vesting of restricted stock	124	1	—	—	—	—	1
Share-based compensation expense	—	—	2,857	—	—	—	2,857
Employee stock relinquished for payment of taxes	—	—	(3,157)	—	—	—	(3,157)
Balance at March 31, 2020	45,540	$455	$67,021	$1,381,766	$(375,617)	$47,051	$1,120,676
Components of comprehensive income, net of tax:
Net income	—	—	—	57,914	—	2,914	60,828
Currency translation adjustments	—	—	—	—	32,107	(3,184)	28,923
Cash flow hedges	—	—	—	—	(3,753)	—	(3,753)
Debt securities available-for-sale	—	—	—	—	51	—	51
Distributions to noncontrolling interest	—	—	—	—	—	(14,908)	(14,908)
Vesting of restricted stock	39	1	(1)	—	—	—	—
Share-based compensation expense	—	—	3,063	—	—	—	3,063
Employee stock relinquished for payment of taxes	—	—	(18)	—	—	—	(18)
Balance at June 30, 2020	45,579	$456	$70,065	$1,439,680	$(347,212)	$31,873	$1,194,862
Components of comprehensive income, net of tax:
Net income	—	—	—	42,492	—	5,337	47,829
Currency translation adjustments	—	—	—	—	32,288	(1,583)	30,705
Cash flow hedges	—	—	—	—	1,394	—	1,394
Debt securities available-for-sale	—	—	—	—	(30)	—	(30)
Distributions to noncontrolling interest	—	—	—	—	—	(3,677)	(3,677)
Contributions from noncontrolling interest	—	—	—	—	—	1,118	1,118
Share-based compensation expense	—	—	3,097	—	—	—	3,097
Other	—	—	(3,126)	—	—	—	(3,126)
Balance at September 30, 2020	45,579	$456	$70,036	$1,482,172	$(313,560)	$33,068	$1,272,172

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

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2020 and 2019
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$131,093	$66,660
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	9,017	7,908
Depreciation and amortization	12,494	13,341
Amortization of debt discount and issuance costs	16,711	17,180
Changes in expected recoveries	(32,388)	—
Deferred income taxes	(44,905)	(24,900)
Net unrealized foreign currency transactions	34,060	(3,622)
Fair value in earnings for equity securities	1,159	(6,921)
Net allowance charges	—	11,427
Other	(449)	—
Changes in operating assets and liabilities:
Other assets	1,466	2,651
Other receivables, net	(1,686)	1,019
Accounts payable	45	(2,888)
Income taxes payable, net	5,664	(21,823)
Accrued expenses	(5,315)	13,888
Other liabilities	4,408	(3,484)
Right of use asset/lease liability	(15)	—
Other, net	—	257
Net cash provided by operating activities	131,359	70,693
Cash flows from investing activities:
Net, purchases of property and equipment	(12,906)	(14,890)
Purchases of finance receivables	(613,050)	(832,995)
Recoveries applied to negative allowance	784,056	—
Collections applied to principal on finance receivables	—	649,136
Purchase of investments	(27,565)	(82,670)
Proceeds from sales and maturities of investments	41,932	74,771
Business acquisition, net of cash acquired	—	(57,610)
Proceeds from sale of subsidiaries, net	—	31,177
Net cash provided by/(used in) investing activities	172,467	(233,081)
Cash flows from financing activities:
Proceeds from lines of credit	998,088	885,318
Principal payments on lines of credit	(1,331,303)	(458,566)
Payments on convertible senior notes	(287,442)	—
Proceeds from senior notes	300,000	—
Proceeds from long-term debt	55,000	—
Principal payments on long-term debt	(7,500)	(310,665)
Payments of origination cost and fees	(16,998)	—
Tax withholdings related to share-based payments	(3,176)	(1,492)
Distributions paid to noncontrolling interest	(18,585)	(6,877)
Contributions from noncontrolling interest	1,118	24,675
Purchase of noncontrolling interest	—	(1,255)
Net increase in interest-bearing deposits	8,115	38,581
Other financing activities	(3,183)	(2,088)
Net cash (used in)/provided by financing activities	(305,866)	167,631
Effect of exchange rate on cash	(16,610)	(7,043)
Net decrease in cash and cash equivalents	(18,650)	(1,800)
Cash and cash equivalents, beginning of period	123,807	98,695
Cash and cash equivalents, end of period	$105,157	$96,895
Supplemental disclosure of cash flow information:
Cash paid for interest	$88,003	$89,100
Cash paid for income taxes	64,719	61,942
Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per Consolidated Balance Sheets	$92,779	$90,000
Restricted cash included in Other assets per Consolidated Balance Sheets	12,378	6,895
Total cash, cash equivalents and restricted cash	$105,157	$96,895
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
Basis of presentation: The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of September 30, 2020, its Consolidated Income Statements, and its Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2020 and 2019, and its Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, have been included. The Consolidated Income Statements of the Company for the three and nine months ended September 30, 2020 may not be indicative of future results.
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
Restricted cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and is included within other assets on the Company's Consolidated Balance Sheets.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table shows the amount of revenue generated for the three and nine months ended September 30, 2020 and 2019, and long-lived assets held at September 30, 2020 and 2019, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$172,286	$98,049	$166,284	$114,595
United Kingdom	34,387	2,578	28,446	3,586
Other (1)	61,191	8,805	55,284	9,389
Total	$267,864	$109,432	$250,014	$127,570

	As of and for the		As of and for the
	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$517,914	$98,049	$501,783	$114,595
United Kingdom	98,768	2,578	86,494	3,586
Other (1)	174,876	8,805	159,671	9,389
Total	$791,558	$109,432	$747,948	$127,570
(1) None of the countries included in "Other" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
(2) Based on the Company’s financial statement information used to produce the Company's general-purpose financial statements, it is impracticable to report further breakdowns of revenues from external customers by product or service.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment and right-of-use assets. The Company reports revenues earned from collection activities on nonperforming loans, fee-based services and investments. For additional information on the Company's investments, see Note 4.
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
Credit quality information: The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms. The Company accounts for the portfolios in accordance with the guidance for purchased credit deteriorated ("PCD") assets. The initial allowance for credit losses is added to the purchase price rather than recorded as a credit loss expense. The Company has established a policy to write off the amortized cost of individual assets when it deems probable that it will not collect on an individual asset. Due to the deteriorated credit quality of the individual accounts, the Company may write off the unpaid principal balance of all accounts in a portfolio at the time of acquisition. However, when the Company has an expectation of collecting cash flows at the portfolio level, a negative allowance is established for expected recoveries at an amount not to exceed the amount paid for the financial portfolios.
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
In November 2019, FASB issued ASU 2019-11, which amended the PCD asset guidance in ASU 2016-13 to clarify that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account. Additionally, they should not exceed the aggregate of amounts previously written off and expected to be written off by an entity. Further, ASU 2019-11 clarifies that a negative allowance is recognized when an entity determines, after a full or partial write off of the amortized cost basis, that it will recover all or a portion of the basis.
The Company adopted ASC 326 on January 1, 2020 on a prospective basis. In accordance with the guidance, substantially all the Company’s PCI assets were transitioned using the PCD guidance, with immediate write off of the amortized cost basis of individual accounts and establishment of a negative allowance for expected recoveries equal to the amortized cost basis written off. Accounts previously accounted for under ASC 310-30, were aggregated into annual pools based on similar risk characteristics and an effective interest rate was established based on the estimated remaining cash flows of the annual pool. The immediate write off and subsequent recognition of expected recoveries had no impact on the Company’s Consolidated Income Statements or the Consolidated Balance Sheets at the date of adoption. The Company develops its estimate of expected recoveries by applying discounted cash flow methodologies to its ERC and recognizes income over the estimated life of the pool at the constant effective interest rate of the pool. Changes (favorable and unfavorable) in expected cash flows are recognized in current period earnings by adjusting the present value of the changes in expected recoveries.
Following the transition guidance for PCD assets, the Company grossed up the amortized cost of its net finance receivables at January 1, 2020 as shown below (amounts in thousands):

Amortized cost	$3,514,165
Allowance for credit losses	125,757,689
Noncredit discount	3,240,131
Face value	$132,511,985

Allowance for credit losses	$125,757,689
Writeoffs, net	(125,757,689)
Expected recoveries	3,514,165
Initial negative allowance for expected recoveries	$3,514,165
3. Finance Receivables, net:
Finance Receivables, net after the adoption of ASC 326 (refer to Note 2)
Finance receivables, net consisted of the following at September 30, 2020 (amounts in thousands):

Amortized cost	$—
Negative allowance for expected recoveries (1)	3,332,748
Balance at end of period	$3,332,748
(1) The negative allowance balance includes certain portfolios of nonperforming loans for which the Company holds a beneficial interest representing approximately 1% of the balance.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2020
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended September 30, 2020 were as follows (amounts in thousands):

	For the Three Months Ended September 30, 2020
	Core	Insolvency	Total
Balance at beginning of period	$2,908,136	$443,396	$3,351,532
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	159,069	18,531	177,600
Foreign currency translation adjustment	53,934	6,752	60,686
Recoveries applied to negative allowance (2)	(246,738)	(35,735)	(282,473)
Changes in expected recoveries (3)	23,744	1,659	25,403
Balance at end of period	$2,898,145	$434,603	$3,332,748
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended September 30, 2020 were as follows (amounts in thousands):

	For the Three Months Ended September 30, 2020
	Core	Insolvency	Total
Face value	$1,106,910	$91,793	$1,198,703
Noncredit discount	(159,766)	(8,522)	(168,288)
Allowance for credit losses at acquisition	(788,075)	(64,740)	(852,815)
Purchase price	$159,069	$18,531	$177,600
The initial negative allowance recorded on portfolio acquisitions for the three months ended September 30, 2020 was as follows (amounts in thousands):

	For the Three Months Ended September 30, 2020
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(788,075)	$(64,740)	$(852,815)
Writeoffs, net	788,075	64,740	852,815
Expected recoveries	159,069	18,531	177,600
Initial negative allowance for expected recoveries	$159,069	$18,531	$177,600
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the three months ended September 30, 2020 were as follows (amounts in thousands):

	For the Three Months Ended September 30, 2020
	Core	Insolvency	Total
Recoveries (a)	$470,056	$52,667	$522,723
Less - amounts reclassified to portfolio income (b)	223,318	16,932	240,250
Recoveries applied to negative allowance	$246,738	$35,735	$282,473
(a) Recoveries includes cash collections, buybacks and other adjustments.
(b) For more information, refer to the Company's discussion of portfolio income within finance receivables and income recognition in Note 1.

PRA Group, Inc.
Notes to Consolidated Financial Statements
(3) Changes in expected recoveries
Changes in expected recoveries for the three months ended September 30, 2020 were as follows (amounts in thousands):

	For the Three Months Ended September 30, 2020
	Core	Insolvency	Total
Changes in expected future recoveries	$(62,999)	$(588)	$(63,587)
Recoveries received in excess of forecast	86,743	2,247	88,990
Changes in expected recoveries	$23,744	$1,659	$25,403

Nine Months Ended September 30, 2020
Changes in the negative allowance for expected recoveries by portfolio segment for the nine months ended September 30, 2020 were as follows (amounts in thousands):

	For the Nine Months Ended September 30, 2020
	Core	Insolvency	Total
Balance at beginning of period	$3,051,426	$462,739	$3,514,165
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	537,477	77,859	615,336
Foreign currency translation adjustment	(42,065)	(3,020)	(45,085)
Recoveries applied to negative allowance (2)	(677,211)	(106,845)	(784,056)
Changes in expected recoveries (3)	28,518	3,870	32,388
Balance at end of period	$2,898,145	$434,603	$3,332,748
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the nine months ended September 30, 2020 were as follows (amounts in thousands):

	For the Nine Months Ended September 30, 2020
	Core	Insolvency	Total
Face value	$4,286,296	$366,211	$4,652,507
Noncredit discount	(533,465)	(29,533)	(562,998)
Allowance for credit losses at acquisition	(3,215,354)	(258,819)	(3,474,173)
Purchase price	$537,477	$77,859	$615,336
The initial negative allowance recorded on portfolio acquisitions for the nine months ended September 30, 2020 was as follows (amounts in thousands):

	For the Nine Months Ended September 30, 2020
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(3,215,354)	$(258,819)	$(3,474,173)
Writeoffs, net	3,215,354	258,819	3,474,173
Expected recoveries	537,477	77,859	615,336
Initial negative allowance for expected recoveries	$537,477	$77,859	$615,336

PRA Group, Inc.
Notes to Consolidated Financial Statements
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the nine months ended September 30, 2020 were as follows (amounts in thousands):

	For the Nine Months Ended September 30, 2020
	Core	Insolvency	Total
Recoveries (a)	$1,371,988	$162,624	$1,534,612
Less - amounts reclassified to portfolio income (b)	694,777	55,779	750,556
Recoveries applied to negative allowance	$677,211	$106,845	$784,056
(a) Recoveries includes cash collections, buybacks and other adjustments.
(b) For more information, refer to the Company's discussion of portfolio income within finance receivables and income recognition in Note 1.
(3) Changes in expected recoveries
Changes in expected recoveries for the nine months ended September 30, 2020 were as follows (amounts in thousands):

	For the Nine Months Ended September 30, 2020
	Core	Insolvency	Total
Changes in expected future recoveries	$(181,433)	$(2,478)	$(183,911)
Recoveries received in excess of forecast	209,951	6,348	216,299
Changes in expected recoveries	$28,518	$3,870	$32,388
In order to evaluate the impact of the COVID-19 pandemic on expectations of future cash collections, the Company considered historical performance, current economic forecasts regarding the duration of the impact to short-term and long-term growth in the various geographies in which the Company operates, and evolving information regarding its effect on economic activity and consumer habits as conditions related to the pandemic continue to evolve. The Company also considered current collection activity in its determination to adjust the estimated timing of near term ERC for certain pools. Based on these considerations, the Company’s estimates incorporate changes in both amounts and in the timing of expected cash collections over the forecast period.
For the three months ended September 30, 2020, changes in expected recoveries were $25.4 million. This reflects $89.0 million in recoveries received during the quarter in excess of forecast, partially offset by a $63.6 million decrease to the present value of expected future recoveries. The majority of the decrease reflects the Company's assumption that the overperformance was acceleration in cash collections rather than an increase to total expected collections. Additionally, the Company made forecast adjustments deemed appropriate given the current environment in which the Company operates.
For the nine months ended September 30, 2020, changes in expected recoveries were $32.4 million. This reflects $216.3 million in recoveries in excess of forecast, which was largely due to significant cash collections overperformance during the second and third quarters. This was mostly offset by a $183.9 million decrease in the present value of expected future recoveries. The decrease reflects the Company's assumption that the majority of the current year overperformance was primarily due to acceleration in the timing of cash collections rather than an increase to total expected collections. Additionally, the Company made forecast adjustments in all quarters deemed appropriate given the current environment in which the Company operates.
Changes in the Company’s assumptions regarding the duration and impact of COVID-19 to cash collections could change significantly as conditions evolve.
Finance Receivables, net prior to adoption of ASC 326

The following information reflects finance receivables, net as previously disclosed in the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 which was under previous revenue recognition accounting standard ASC 310-30.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in finance receivables, net for the three and nine months ended September 30, 2019 were as follows (amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Balance at beginning of period	$3,230,949	$3,084,777
Acquisitions of finance receivables (1)	276,918	874,812
Foreign currency translation adjustment	(59,172)	(60,213)
Cash collections	(453,217)	(1,384,662)
Income recognized on finance receivables	247,471	735,526
Net allowance charges	(4,136)	(11,427)
Balance at end of period	$3,238,813	$3,238,813
(1)    Includes portfolio purchases adjusted for buybacks and acquisition related costs, and portfolios from the acquisition of a business in Canada made during the first quarter of 2019.
During the three months ended September 30, 2019, the Company acquired finance receivable portfolios with a face value of $2.4 billion for $279.0 million. During the nine months ended September 30, 2019, the Company acquired finance receivables portfolios with a face value of $8.9 billion for $887.0 million. At September 30, 2019, the ERC on the receivables acquired during the three and nine months ended September 30, 2019 were $494.8 million and $1.4 billion, respectively.
At the time of acquisition and each quarter thereafter, the life of each quarterly accounting pool was estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon projections, cash collections expected to be applied to principal were estimated to be as follows for the twelve-month periods ending September 30, (amounts in thousands):

2020	$864,692
2021	692,946
2023	507,491
2024	378,679
2025	259,808
2026	171,873
2027	110,078
2028	84,212
2029	61,656
2030	47,347
Thereafter	60,031
Total ERC expected to be applied to principal	$3,238,813
At September 30, 2019, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $36.2 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in accretable yield for the three and nine months ended September 30, 2019 were as follows (amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Balance at beginning of period	$3,173,013	$3,058,445
Income recognized on finance receivables	(247,471)	(735,526)
Net allowance charges	4,136	11,427
Additions from portfolio acquisitions	228,443	693,053
Reclassifications from nonaccretable difference	59,694	191,756
Foreign currency translation adjustment	(60,944)	(62,284)
Balance at end of period	$3,156,871	$3,156,871
The following is a summary of activity within the Company's valuation allowance account, all of which relates to acquired finance receivables, for the three and nine months ended September 30, 2019 (amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Beginning balance	$264,591	$257,148
Allowance charges	8,087	21,596
Reversal of previously recorded allowance charges	(3,951)	(10,169)
Net allowance charges	4,136	11,427
Foreign currency translation adjustment	(1,192)	(1,040)
Ending balance	$267,535	$267,535
4. Investments:
Investments consisted of the following at September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Debt securities
Available-for-sale	$4,890	$5,052
Equity securities
Exchange traded funds	19,132	—
Private equity funds	5,818	7,218
Mutual funds	639	33,677
Equity method investments	7,342	10,229
Total investments	$37,821	$56,176
Debt Securities
Available-for-sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of investments in debt securities at September 30, 2020 and December 31, 2019 were as follows (amounts in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$4,742	$148	$—	$4,890

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,095	$—	$43	$5,052
Equity Securities
Exchange traded funds: The Company invests in certain exchange traded funds, which are carried at fair value. Gains and losses from these investments are included within other income and (expense) in the Company's Consolidated Income Statements.
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
5. Goodwill and Intangible Assets, net:
In connection with the Company's business acquisitions, the Company acquired certain tangible and intangible assets. Intangible assets resulting from these acquisitions include client and customer relationships, non-compete agreements, trademarks and technology. The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2019 and concluded that no goodwill impairment was necessary. The Company performed its quarterly assessment by evaluating whether any triggering events had occurred as of September 30, 2020, which included considering current market conditions resulting from the global COVID-19 pandemic. The Company concluded that no triggering event had occurred as of September 30, 2020 and will continue to monitor the market for any adverse conditions.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table represents the changes in goodwill for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Balance at beginning of period	$444,507	$489,293	$480,794	$464,116
Changes:
Acquisition (1)	—	467	—	18,831
Foreign currency translation adjustment	11,801	(24,188)	(24,486)	(17,375)
Net change in goodwill	11,801	(23,721)	(24,486)	1,456
Balance at end of period	$456,308	$465,572	$456,308	$465,572
(1) The $0.5 million and $18.8 million additions to goodwill during the three and nine months ended September 30, 2019 respectively, were related to the acquisition of a business in Canada.
6. Leases:
The Company's operating lease portfolio primarily includes corporate offices and call centers. The majority of its leases have remaining lease terms of one year to 20 years, some of which include options to extend the leases for five years, and others include options to terminate the leases within one year. Exercises of lease renewal options are typically at the Company's sole discretion and are included in its right-of-use ("ROU") assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The components of lease expense for the three and nine months ended September 30, 2020 and 2019, were as follows (amounts in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Operating lease expense	$3,035	$3,018	$9,072	$8,948
Short-term lease expense	661	657	2,030	2,219
Total lease expense	$3,696	$3,675	$11,102	$11,167

Supplemental cash flow information and non-cash activity related to leases for the nine months ended September 30, 2020 and 2019 were as follows (amounts in thousands):

	Nine Months Ended September 30
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$9,179	$8,597

ROU assets obtained in exchange for operating lease obligations	(10,465)	80,581

Lease term and discount rate information related to operating leases were as follows as of the dates indicated:

	September 30,
	2020	2019
Weighted-average remaining lease term (years)	9.5	11.0

Weighted-average discount rate	4.82%	4.97%

PRA Group, Inc.
Notes to Consolidated Financial Statements
Maturities of lease liabilities at September 30, 2020 are as follows for the following periods (amounts in thousands):

Operating Leases
For the three months ending December 31, 2020	$3,005
For the year ending December 31, 2021	11,011
For the year ending December 31, 2022	8,750
For the year ending December 31, 2023	6,520
For the year ending December 31, 2024	5,683
Thereafter	35,154
Total lease payments	$70,123
Less imputed interest	14,136
Total	$55,987
7. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2020	December 31, 2019
Americas revolving credit	$414,803	$772,037
Europe revolving credit	1,025,948	1,017,465
Term loan	472,500	425,000
Senior notes	300,000	—
Convertible senior notes	345,000	632,500
	2,558,251	2,847,002
Less: Debt discount and issuance costs	(33,822)	(38,577)
Total	$2,524,429	$2,808,425
The following principal payments are due on the Company's borrowings as of September 30, 2020 for the 12-month periods ending September 30, (amounts in thousands):

2021	$10,937
2022	10,937
2023	1,381,120
2024	855,257
Thereafter	300,000
Total	$2,558,251
The Company determined that it was in compliance with the covenants of its financing arrangements as of September 30, 2020.
North American Revolving Credit and Term Loan
On May 5, 2017, the Company amended and restated its existing credit agreement (as amended, and modified from time to time, the “North American Credit Agreement”) with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein. On August 26, 2020, the Company entered into the Third Amendment to the North American Credit Agreement which, among other things, increased the term loan by $55.0 million, reduced the aggregate commitments under the domestic revolving credit facility by $68.0 million, increased the Canadian revolving credit facility by $25.0 million, and extended the maturity date by two years.
The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1,547.5 million (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $472.5 million term loan, (ii) a $1,000.0 million domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of

PRA Group, Inc.
Notes to Consolidated Financial Statements
the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement), for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans and 1.50% in the case of the base rate loans (unless the ERC Advance Rate Increase Period event, as defined in the North American Credit Agreement, triggers an additional 55 basis points that would be added to the margin). The base rate is the highest of (a) the Federal Funds Rate (as defined in the North American Credit Agreement) plus 0.50%, (b) Bank of America's prime rate, or (c) the one-month Eurodollar rate plus 1.00%. Canadian Prime Rate Loans bear interest at a rate per annum equal to the Canadian Prime Rate plus 1.50% (unless the ERC Advance Rate Increase Period event, as defined in the North American Credit Agreement, triggers an additional 55 basis points that would be added to the margin). The revolving loans within the credit facility are subject to a 0.75% floor. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2024. As of September 30, 2020, the unused portion of the North American Credit Agreement was $662.2 million. Considering borrowing base restrictions, as of September 30, 2020, the amount available to be drawn was $353.7 million.
The North American Credit Agreement is secured by a first priority lien on substantially all of the Company's North American assets. The North American Credit Agreement contains restrictive covenants and events of default including the following:
•borrowings under each of the domestic revolving loan facility and the Canadian revolving loan facility are subject to borrowing base calculations and may not exceed 35% of the ERC on all eligible Core asset pools. After July 31, 2020, the ERC borrowing base limit on the domestic revolving loan facility can be increased to 40% until January 31, 2021. If the ERC advance rate is increased to 40% and then subsequently decreases back to 35% or below during this period, the ERC borrowing base will return to 35%;
•borrowings under each of the domestic revolving loan facility and the Canadian revolving loan facility are subject to separate borrowing base calculations and may not exceed 55% of the ERC of all domestic or Canadian, as applicable, insolvency eligible asset pools, plus 75% of domestic or Canadian, as applicable, eligible accounts receivable;
•the consolidated total leverage ratio cannot exceed 3.50 to 1.0;
•investments by any loan party in any entity are permitted in an amount not to exceed 75% of the aggregate principal amount of any indebtedness in the form of additional convertible notes and/or certain unsecured financings incurred after August 1, 2020;
•Subsidiary indebtedness, excluding PRA Europe (as defined below), are permitted in an amount not to exceed the greater of $200.0 million or 5% of consolidated total assets;
•the consolidated senior secured leverage ratio cannot exceed 2.75 to 1.0 as of the end of any fiscal quarter until March 31, 2021. On March 31, 2021, the senior secured leverage ratio will decrease to 2.25 to 1.0 until maturity;
•subject to no default or event of default, cash dividends and distributions during any fiscal year cannot exceed $20.0 million;
•subject to no default or event of default, equity interests and permitted convertible note repurchases during any fiscal year cannot exceed $100.0 million plus 50% of the prior year's consolidated net income;
•permitted acquisitions during any fiscal year cannot exceed $250.0 million (with a $50.0 million per year sublimit for permitted acquisitions by non-loan parties);
•the Company must maintain positive income from operations during any fiscal quarter; and
•restrictions on changes in control.
European Revolving Credit Facility
On October 23, 2014, European subsidiaries of the Company ("PRA Europe") entered into a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). On March 27, 2020, the Company entered into the Sixth Amendment and Restatement Agreement to its European Credit Agreement which, among other things, increased the total commitments by $200.0 million, extended the majority of the facility by two years and includes an accordion feature of no less than $50.0 million not to exceed $500.0 million, to allow for future increases. Any new lender must participate with a commitment of at least $100.0 million.
Under the terms of the European Credit Agreement, the credit facility includes an aggregate amount of $1,300.0 million (subject to the borrowing base), accrues interest at the Interbank Offered Rate ("IBOR") plus 2.70% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.23% per annum, or 35% of the margin, is payable monthly in arrears, and matures February 19, 2023. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line

PRA Group, Inc.
Notes to Consolidated Financial Statements
fee of 0.125% per quarter, payable quarterly in arrears, and matures February 19, 2023. As of September 30, 2020, the unused portion of the European Credit Agreement (including the overdraft facility) was $314.1 million. Considering borrowing base restrictions and other covenants, as of September 30, 2020, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $118.1 million.
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
Colombian Revolving Credit Facility
PRA Group Colombia Holding SAS, a subsidiary of the Company in Colombia, has a credit agreement that provides for borrowings in an aggregate amount of approximately $5.1 million. As of September 30, 2020, the outstanding balance under the credit agreement was $2.0 million, with a weighted average interest rate of 7.13%. The outstanding balance accrues interest at the Indicador Bancario de Referencia rate ("IBR") plus a weighted average spread of 2.74%, is payable quarterly in arrears, amortizes quarterly, and matures on October 17, 2022 (per the credit agreement, maturity represents three years from the last draw). This credit facility is fully collateralized using time deposits with the lender. As of September 30, 2020, the unused portion of the Colombia Credit Agreement was approximately $3.1 million.
Senior Notes due 2025
On August 27, 2020, the Company completed the private offering of $300.0 million in aggregate principal amount of its 7.375% Senior Notes due September 1, 2025 (the "2025 Notes" or "senior notes"). The 2025 Notes were issued pursuant to an Indenture dated August 27, 2020 (the "2020 Indenture"), between the Company and Regions Bank, as a trustee. The 2020 Indenture contains customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately. The 2025 Notes are senior unsecured obligations of the Company. Interest on the 2025 Notes is payable semi-annually, in arrears, on September 1 and March 1 of each year, beginning March 1, 2021. On or after September 1, 2022, the 2025 Notes may be redeemed, in whole or in part, at a price equal to 103.688% of the aggregate principal amount of the 2025 Notes being redeemed. The applicable redemption price changes if redeemed during the 12-months beginning September 1 of each year to, 101.844% for 2023 and then 100% for 2024 and thereafter.
In addition, on or before September 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2025 Notes at a redemption price of 107.375% plus accrued and unpaid interest subject to the rights of holders of the 2025 Notes with the net cash proceeds of a public offering of common stock of the Company provided, that at least 60% in aggregate principal amount of the 2025 Notes remains outstanding immediately after the occurrence of such redemption and that such redemption will occur within 90 days of the date of the closing of such public offering.
In the event of a Change of Control (as defined in the 2020 Indenture), the Company must offer to repurchase all of the 2025 Notes (unless otherwise redeemed) at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the 2025 Notes at 100% of their principal amount, plus accrued and unpaid interest.
Convertible Senior Notes due 2020
On August 13, 2013, the Company completed the private offering of $287.5 million in aggregate principal amount of its 3.00% Convertible Senior Notes due August 1, 2020 (the "2020 Notes"). In the third quarter of 2020, the Company repaid the 2020 Notes in full using borrowings under the domestic revolving loan facility in the North American Credit Agreement and available cash.
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due June 1, 2023 (the "2023 Notes" and, together with the 2020 Notes, the "Convertible Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the

PRA Group, Inc.
Notes to Consolidated Financial Statements
Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of September 30, 2020, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes have occurred.
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
The balances of the liability and equity components of the Convertible Notes outstanding were as follows as of the dates indicated (amounts in thousands):

	September 30, 2020	December 31, 2019
Liability component - principal amount	$345,000	$632,500
Unamortized debt discount	(22,562)	(31,414)
Liability component - net carrying amount	$322,438	$601,086
Equity component	$44,910	$76,216
The debt discount is amortized into interest expense over the remaining life of the Convertible Notes. The 2020 Notes were using the effective interest rate of 4.92% through August 1, 2020. The 2023 Notes are using an effective interest rate of 6.20%.
Interest expense related to the Convertible Notes was as follows for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense - stated coupon rate	$3,695	$5,175	$14,045	$15,525
Interest expense - amortization of debt discount	2,388	3,128	8,852	9,241
Total interest expense - Convertible Notes	$6,083	$8,303	$22,897	$24,766
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of the dates indicated (amounts in thousands):

	September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$—	Other assets	$323
Interest rate contracts	Other liabilities	46,570	Other liabilities	17,807
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	2,877	Other assets	552
Foreign currency contracts	Other liabilities	17,690	Other liabilities	5,856
Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of September 30, 2020 and December 31, 2019, the notional amount of interest rate contracts designated as cash flow hedging instruments was $932.3 million and $959.0 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remain highly effective at September 30, 2020 and have initial terms of one to six years. The Company estimates that approximately $10.1 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months.
The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Loss recognized in OCI, net of tax
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2020	2019	2020	2019
Interest rate contracts	$(1,089)	$(6,245)	$(27,953)	$(20,160)

	Loss reclassified from OCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of loss reclassified from OCI into income	2020	2019	2020	2019
Interest expense, net	$(3,175)	$(413)	$(6,488)	$(611)
Derivatives Not Designated as Hedging Instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of September 30, 2020 and December 31, 2019, the notional amount of foreign currency contracts that are not designated as hedging instruments was $466.2 million and $469.9 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s Consolidated Income Statements for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2020	2019
Foreign currency contracts	Foreign exchange gains	$2,280	$4,270
Foreign currency contracts	Interest expense, net	(322)	(1,141)
Interest rate contracts	Interest expense, net	—	15

		Amount of gain or (loss) recognized in income
		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2020	2019
Foreign currency contracts	Foreign exchange gains	$27,437	$(3,401)
Foreign currency contracts	Interest expense, net	(2,135)	(2,628)
Interest rate contracts	Interest expense, net	—	(492)
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The carrying amounts in the table are recorded in the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$92,779	$92,779	$119,774	$119,774
Finance receivables, net	3,332,748	3,408,353	3,514,165	3,645,610
Financial liabilities:
Interest-bearing deposits	119,834	119,834	106,246	106,246
Revolving lines of credit	1,440,751	1,440,751	1,789,502	1,789,502
Term loan	472,500	472,500	425,000	425,000
Senior Notes	300,000	313,104	—	—
Convertible Notes	322,438	378,720	601,086	648,968
Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The carrying amount and estimates of the fair value of the Company's debt obligations outlined above do not include any related debt issuance costs associated with the debt obligations. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:
Cash and cash equivalents: The carrying amount approximates fair value and quoted prices for identical assets that can be found in active markets. Accordingly, the Company estimates the fair value of cash and cash equivalents using Level 1 inputs.
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
Senior and Convertible Notes: The fair value estimates for the Senior Notes and the Convertible Notes incorporate quoted market prices which were obtained from secondary market broker quotes which were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software, and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Furthermore, in the table above, carrying amount represents the portion classified as debt, while estimated fair value pertains to their face amount.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value Measurements as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$4,890	$—	$—	$4,890
Fair value through net income
Exchange traded funds	19,132	—	—	19,132
Mutual funds	639	—	—	639
Derivative contracts (recorded in other assets)	—	2,877	—	2,877
Liabilities:
Derivative contracts (recorded in other liabilities)	—	64,260	—	64,260

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,052	$—	$—	$5,052
Fair value through net income
Mutual funds	33,677	—	—	33,677
Derivative contracts (recorded in other assets)	—	875	—	875
Liabilities:
Derivative contracts (recorded in other liabilities)	—	23,663	—	23,663
Available-for-sale investments
Government bonds: Fair value of the Company's investment in government bonds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Fair value through net income investments
Exchange traded funds: Fair value of the Company's investment in exchange traded funds is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The fair value of these private equity funds following the application of the Net Asset Value ("NAV") practical expedient was $5.8 million and $7.2 million as of September 30, 2020 and December 31, 2019, respectively.
10. Accumulated Other Comprehensive Loss:
The following table provides details about the reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30,
Gains and losses on cash flow hedges	2020	2019	Affected line in the consolidated income statement
Interest rate swaps	$(3,175)	$(413)	Interest expense, net
Income tax effect of item above	692	—	Income tax expense
Total losses on cash flow hedges	$(2,483)	$(413)	Net of tax

	Nine Months Ended September 30,
Gains and losses on cash flow hedges	2020	2019	Affected line in the consolidated income statement
Interest rate swaps	$(6,488)	$(611)	Interest expense, net
Income tax effect of item above	1,461	—	Income tax expense
Total losses on cash flow hedges	$(5,027)	$(611)	Net of tax
The following table represents the changes in accumulated other comprehensive loss by component, after tax, for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30, 2020
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$177	$(37,409)	$(309,980)	$(347,212)
Other comprehensive (loss)/income before reclassifications	(30)	(1,089)	32,288	31,169
Reclassifications, net	—	2,483	—	2,483
Net current period other comprehensive (loss)/income	(30)	1,394	32,288	33,652
Balance at end of period	$147	$(36,015)	$(277,692)	$(313,560)

	Three Months Ended September 30, 2019
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(1)	$(13,673)	$(238,450)	$(252,124)
Other comprehensive income/(loss) before reclassifications	(1)	(6,245)	(47,999)	(54,245)
Reclassifications, net	—	413	—	413
Net current period other comprehensive loss	(1)	(5,832)	(47,999)	(53,832)
Balance at end of period	$(2)	$(19,505)	$(286,449)	$(305,956)
(1) For the three months ended September 30, 2020 and 2019, net deferred taxes for unrealized gains/(losses) from cash flow hedges were $0.5 million and $(2.0) million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2020
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (2)
Balance at beginning of period	$(44)	$(13,088)	$(247,886)	$(261,018)
Other comprehensive income/(loss) before reclassifications	191	(27,954)	(29,806)	(57,569)
Reclassifications, net	—	5,027	—	5,027
Net current period other comprehensive income/(loss)	191	(22,927)	(29,806)	(52,542)
Balance at end of period	$147	$(36,015)	$(277,692)	$(313,560)

	Nine Months Ended September 30, 2019
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (2)
Balance at beginning of period	$(83)	$44	$(242,070)	$(242,109)
Other comprehensive income/(loss) before reclassifications	81	(20,160)	(44,379)	(64,458)
Reclassifications, net	—	611	—	611
Net current period other comprehensive income/(loss)	81	(19,549)	(44,379)	(63,847)
Balance at end of period	$(2)	$(19,505)	$(286,449)	$(305,956)
(2) For the nine months ended September 30, 2020 and 2019, net deferred taxes for unrealized losses from cash flow hedges were $10.2 million and $6.4 million, respectively.
11. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Convertible Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the Convertible Notes since issuance through September 30, 2020. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,
	2020			2019
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$42,492	45,579	$0.93	$24,971	45,410	$0.55
Dilutive effect of nonvested share awards		561	(0.01)		235	—
Diluted EPS	$42,492	46,140	$0.92	$24,971	45,645	$0.55

	For the Nine Months Ended September 30,
	2020			2019
	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net income attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$119,541	45,526	$2.63	$58,817	45,378	$1.30
Dilutive effect of nonvested share awards		445	(0.03)		142	(0.01)
Diluted EPS	$119,541	45,971	$2.60	$58,817	45,520	$1.29

PRA Group, Inc.
Notes to Consolidated Financial Statements
There were no antidilutive options outstanding for the three and nine months ended September 30, 2020 and 2019.
12. Income Taxes:
The Company accounts for income taxes in accordance with FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted into U.S. law in response to COVID-19, with varying legislation enacted in many of the other countries in which the Company operates.  While the Company is continuing to evaluate impact, the Company has implemented the tax payment and filing deferral provisions as applicable on a global basis and does not believe that any of the other provisions will have a material impact to its financial reporting.  As tax legislative updates continue to be released, they will be monitored by the Company.
At September 30, 2020, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $81.6 million and $109.7 million as of September 30, 2020 and December 31, 2019, respectively.
13. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements, most of which expire on December 31, 2020, with all of its U.S. executive officers and with several members of its U.S. senior management group. Such agreements provide for base salary payments as well as potential discretionary bonuses that take into consideration the Company’s overall performance against its short and long-term financial and strategic objectives. At September 30, 2020, estimated future compensation under these agreements was approximately $2.0 million. The agreements also contain confidentiality and non-compete provisions. Outside the U.S., employment agreements are in place with employees pursuant to local country regulations. Generally, these agreements do not have expiration dates and therefore it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $2.0 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2020, was approximately $395.6 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at September 30, 2020, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. At September 30, 2020 and December 31, 2019, the Company recorded $1.8 million and $1.0 million in recoveries receivable under the Company's insurance policies or third-party indemnities, respectively. These amounts are included in other receivables, net in the Consolidated Balance Sheets.
Matters that are not considered routine legal proceedings were disclosed previously in the 2019 Form 10-K and in Note 13 to the Company's Consolidated Financial Statements included in Part 1. Item 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2020.
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
Recently issued accounting standards not yet adopted:
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments and calculating income taxes in interim periods. Additionally, it adds guidance to reduce complexity in certain areas, including recognizing taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and expects to adopt on January 1, 2021. The Company does not expect adoption to have a material impact on its consolidated financial statements.
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
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. ASU 2020-04 is effective immediately for a limited time through December 31, 2022. The Company is evaluating the impact of ASU 2020-04 but does not expect it to have a material impact on its financial statements.
Accounting for Convertible Instruments
In August 2020, the FASB issued ASU 2020-06, "Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity 's Own Equity (Subtopic 815-40) —Accounting for Convertible Instruments and Contracts in an Entity 's Own Equity" ("ASU 2020-06"). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Additionally, ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for public entities for financial statements issued for fiscal years and interim periods beginning after December 15, 2021 with early adoption permitted at the beginning of a fiscal year. The Company is currently evaluating the impact of ASU 2020-06 including the likelihood of early adoption.
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
•the impact of the Tax Cuts and Jobs Act ("Tax Act") and/or the Coronavirus Aid, Relief and Economic Security Act including interpretations and determinations by tax authorities;
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
•our ability to refinance our indebtedness, including our outstanding convertible senior notes and senior notes;
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
We are headquartered in Norfolk, Virginia, and as of September 30, 2020, employed 3,811 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA".
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
•a decrease in legal collection costs primarily during the second quarter of 2020 as a result of the following, both of which restarted to varying degrees during the second and third quarters of 2020;
–a decrease in the volume of U.S. accounts sent through the legal channel, due to our decision to temporarily pause placing accounts into a legal eligible status;
–a decrease in the volume of European accounts sent through the legal channel due to the closure of courts in many of our European countries;
•decreases in certain expenses such as communications expenses during the second quarter of 2020 due to mailing decisions made during the COVID-19 pandemic and interruptions in postal mailings and deliveries; and
•decreased portfolio purchases due to deferrals by sellers and lower levels of bankruptcy filings and charge-offs.
Funds generated from operations, cash collections on finance receivables, existing cash, available borrowings under our revolving credit facilities (including recent modifications to the terms of those facilities) and the addition of our senior notes, have been sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and portfolio purchases during the pandemic.
Our analysis of the current and future impact of COVID-19 on our operations is based on management’s constant monitoring of key data and information, including (1) changes in laws, regulations and governmental actions, (2) trends in the macroeconomic environment, consumer behavior and key operational metrics such as cash collections and (3) conditions in the nonperforming loan market. However, we cannot predict the full extent to which COVID-19 will impact our business, results of operations and financial condition due to the numerous evolving factors associated with the pandemic. See the "Risk Factors" in section in Part II, Item 1A of our 2020 First Quarter Form 10-Q.

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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Revenues:
Portfolio income	$240,250	89.7%	$—	—%	$750,556	94.8%	$—	—%
Changes in expected recoveries	25,403	9.5	—	—	32,388	4.1	—	—
Income recognized on finance receivables	—	—	247,471	99.0	—	—	735,526	98.4
Fee income	1,978	0.7	2,391	1.0	6,826	0.9	11,472	1.5
Other revenue	233	0.1	152	—	1,788	0.2	950	0.1
Total revenues	267,864	100.0	250,014	100.0	791,558	100.0	747,948	100.0

Net allowance charges	—	—	(4,136)	(1.7)	—	—	(11,427)	(1.5)

Operating expenses:
Compensation and employee services	71,974	26.9	75,317	30.1	217,617	27.5	234,770	31.4
Legal collection fees	13,661	5.1	14,083	5.6	41,975	5.3	41,439	5.5
Legal collection costs	26,043	9.7	31,395	12.6	79,997	10.1	99,745	13.3
Agency fees	14,900	5.6	12,788	5.1	38,619	4.9	39,833	5.3
Outside fees and services	22,719	8.4	16,733	6.7	60,796	7.7	48,274	6.5
Communication	9,379	3.5	10,310	4.1	31,702	4.0	34,335	4.6
Rent and occupancy	4,460	1.7	4,414	1.8	13,415	1.7	13,268	1.8
Depreciation and amortization	4,301	1.6	4,046	1.6	12,494	1.6	13,341	1.8
Other operating expenses	11,761	4.4	12,102	4.8	34,457	4.3	34,613	4.6
Total operating expenses	179,198	66.9	181,188	72.4	531,072	67.1	559,618	74.8
Income from operations	88,666	33.1	64,690	25.9	260,486	32.9	176,903	23.7
Other income and (expense):
Interest expense, net	(33,692)	(12.5)	(35,864)	(14.4)	(106,319)	(13.4)	(105,872)	(14.2)
Foreign exchange gains	61	—	5,406	2.2	3,027	0.4	11,359	1.5
Other	291	0.1	(19)	—	(1,367)	(0.2)	(123)	—
Income before income taxes	55,326	20.7	34,213	13.7	155,827	19.7	82,267	11.0
Income tax expense	7,497	2.8	6,665	2.7	24,734	3.1	15,607	2.1
Net income	47,829	17.9	27,548	11.0	131,093	16.6	66,660	8.9
Adjustment for net income attributable to noncontrolling interests	5,337	2.0	2,577	1.0	11,552	1.5	7,843	1.0
Net income attributable to PRA Group, Inc.	$42,492	15.9%	$24,971	10.0%	$119,541	15.1%	$58,817	7.9%

Three Months Ended September 30, 2020 Compared To Three Months Ended September 30, 2019
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Three Months Ended September 30,		Changes
	2020	2019	2020 vs. 2019
Americas Core	$336,322	$279,902	$56,420
Americas Insolvency	37,344	45,759	(8,415)
Europe Core	131,702	118,917	12,785
Europe Insolvency	13,971	8,639	5,332
Total cash collections	$519,339	$453,217	$66,122

Cash collections adjusted (1)	$519,339	$453,594	$65,745
(1) Cash collections adjusted refers to 2019 cash collections remeasured using 2020 exchange rates.

Cash collections were $519.3 million for the three months ended September 30, 2020, an increase of $66.1 million, or 14.6%, compared to $453.2 million for the three months ended September 30, 2019. The increase was largely due to our U.S. call center and other collections, including higher level of collections through our digital channel, increasing $55.5 million, or 37.0%, primarily due to what we believe to be various circumstances that have provided U.S. consumers with additional discretionary funds and a willingness to voluntarily resolve their debts. Additionally, Europe cash collections increased $18.1 million, or 14.2%, reflecting the impact of record 2019 purchases. These increases were partially offset by an $8.4 million, or 18.4%, decrease in cash collections for Americas Insolvency, mainly as a result of investment levels not offsetting the runoff of older portfolios.
Revenues
A summary of our revenue generation during the three months ended September 30, 2020 and 2019 is as follows (amounts in thousands):

	For the Three Months Ended September 30,
	2020	2019
Portfolio income	$240,250	$—
Changes in expected recoveries	25,403	—
Income recognized on finance receivables	—	247,471
Fee income	1,978	2,391
Other revenue	233	152
Total revenues	$267,864	$250,014
Total revenues were $267.9 million for the three months ended September 30, 2020, an increase of $17.9 million, or 7.2%, compared to $250.0 million for the three months ended September 30, 2019. The increase is largely due to significant cash collections overperformance in the quarter, partially offset by adjustments to our estimated remaining collections to reflect our assumption that the majority of the current quarter overperformance was primarily due to acceleration in the timing of cash collections rather than an increase to total expected collections. We believe this to be an appropriate assumption as we have continued to generate unprecedented cash collections, primarily in the Americas call center and digital channels, with two consecutive record cash collections quarters following the record first quarter of 2020, deviating from typical seasonal patterns. We have assumed that these collections are accelerated due to current circumstances providing consumers with additional discretionary funds and a willingness to voluntarily repay their debts. If we observe sustained performance over time supporting an increase in our total expected collections, there may be additional revenue in the future. Additionally, we made forecast adjustments deemed appropriate given the current environment in which we are operating.
Net Allowance Charges
In 2019, under ASC 310-30, net allowance charges were recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. Effective January 1, 2020, under ASC 326, changes to expected cash flows are recorded in changes in expected recoveries within revenues.

Operating Expenses
Total operating expenses were $179.2 million for the three months ended September 30, 2020, a decrease of $2.0 million, or 1.1%, compared to $181.2 million for the three months ended September 30, 2019.
Compensation and Employee Services
Compensation and employee services expenses were $72.0 million for the three months ended September 30, 2020, a decrease of $3.3 million, or 4.4%, compared to $75.3 million for the three months ended September 30, 2019. The decrease in compensation expense was primarily attributable to a reduction in the U.S. call center workforce due to efficiencies realized through technology and data and analytics. Total full-time equivalents decreased to 3,811 as of September 30, 2020, from 4,525 as of September 30, 2019.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $13.7 million for the three months ended September 30, 2020, which compared to $14.1 million for the three months ended September 30, 2019.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $26.0 million for the three months ended September 30, 2020, a decrease of $5.4 million, or 17.2%, compared to $31.4 million for the three months ended September 30, 2019. The decrease is primarily due to a reduced number of accounts placed into the U.S. legal channel. This was the result of our voluntary decision to pause moving accounts into a legal eligible status for a period of time earlier in the year and a shift in collections from the legal channel to the call center and digital channels.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $14.9 million for the three months ended September 30, 2020, an increase of $2.1 million, or 16.4%, compared to $12.8 million for the three months ended September 30, 2019. The increase was due to higher cash collections in locations outside the U.S. where we utilize third-party collection agencies.
Outside Fees and Services
Outside fees and services expenses were $22.7 million for the three months ended September 30, 2020, an increase of $6.0 million, or 35.9%, compared to $16.7 million for the three months ended September 30, 2019. The increase was primarily due to higher corporate legal expenses, consulting fees and higher fees associated with processing an increased number of debit card transactions due to the increase in cash collections.
Interest Expense, Net
Interest expense, net was $33.7 million during the three months ended September 30, 2020, a decrease of $2.2 million, or 6.1%, compared to $35.9 million for the three months ended September 30, 2019. The decrease was primarily related to lower average interest rates.
Interest expense, net consisted of the following for the three months ended September 30, 2020 and 2019 (amounts in thousands):

	For the Three Months Ended September 30,
	2020	2019	Change
Interest on debt obligations and unused line fees	$25,282	$25,447	$(165)
Coupon interest on convertible debt	3,695	5,175	(1,480)
Amortization of convertible debt discount	2,388	3,128	(740)
Amortization of loan fees and other loan costs	2,476	2,649	(173)
Interest income	(149)	(536)	387
Interest expense, net	$33,692	$35,864	$(2,172)

Net Foreign Currency Transaction Gains
Foreign currency transaction gains were $0.1 million for the three months ended September 30, 2020, compared to $5.4 million for the three months ended September 30, 2019. In any given period, we may incur foreign currency transaction gains or losses from transactions in currencies other than the functional currency. The decrease was primarily related to lower gains on U.S. dollar linked investments held in Brazil.
Income Tax Expense
Income tax expense was $7.5 million for the three months ended September 30, 2020, an increase of $0.8 million, or 11.9%, compared to $6.7 million for the three months ended September 30, 2019. The increase was primarily due to higher income before taxes which increased $21.1 million, or 61.7%, partially offset by the impact of foreign tax rates, return to provision adjustments and the mix of earnings between jurisdictions. During the three months ended September 30, 2020, our effective tax rate was 13.6%, compared to 19.5% for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared To Nine Months Ended September 30, 2019
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Nine Months Ended September 30,		Change
	2020	2019	2020 vs. 2019
Americas Core	$985,371	$864,868	$120,503
Americas Insolvency	119,239	140,142	(20,903)
Europe Core	378,187	353,410	24,777
Europe Insolvency	41,055	26,242	14,813
Total cash collections	$1,523,852	$1,384,662	$139,190

Cash collections adjusted (1)	$1,523,852	$1,367,796	$156,056
(1) Cash collections adjusted refers to 2019 cash collections remeasured using 2020 exchange rates.

Cash collections were $1,523.9 million for the nine months ended September 30, 2020, an increase of $139.2 million, or 10.1%, compared to $1,384.7 million for the nine months ended September 30, 2019. The increase was largely due to our U.S. call center and other collections, including higher level of collections through our digital channel, increasing $113.3 million, or 23.6%, primarily due to what we believe to be various circumstances that have provided U.S. consumers with additional discretionary funds and a willingness to voluntarily resolve their debts. Other Americas Core also increased $7.4 million, or 8.4%. These increases were partially offset by a decline of $20.9 million, or 14.9%, in Americas Insolvency cash collections mainly reflecting investment levels not offsetting the runoff of older portfolios. Additionally, Europe cash collections increased $39.6 million, or 10.4%, reflecting the impact of record 2019 purchases.
Revenues
A summary of our revenue generation during the nine months ended September 30, 2020 and 2019 is as follows (amounts in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Portfolio income	$750,556	$—
Changes in expected recoveries	32,388	—
Income recognized on finance receivables	—	735,526
Fee income	6,826	11,472
Other revenue	1,788	950
Total revenues	$791,558	$747,948

Total revenues were $791.6 million for the nine months ended September 30, 2020, an increase of $43.7 million, or 5.8%, compared to $747.9 million for the nine months ended September 30, 2019. The increase is largely due to record level of portfolio purchases in 2019 and significant cash collections overperformance in the last two quarters, partially offset by adjustments to our estimated remaining collections to reflect our assumption that the majority of the second and third quarter overperformance was primarily due to acceleration in the timing of cash collections rather than an increase to total expected collections. We believe this to be an appropriate assumption as we have continued to generate unprecedented cash collections, primarily in the Americas call center and digital channels, with two consecutive record cash collections quarters following the record first quarter of 2020, deviating from typical seasonal patterns. We have assumed that these collections are accelerated due to current circumstances providing consumers with additional discretionary funds and a willingness to voluntarily repay their debts. If we observe sustained performance over time supporting an increase in our total expected collections, there may be additional revenue in the future. Additionally, we made forecast adjustments deemed appropriate given the current environment in which we are operating.
Net Allowance Charges
In 2019, under ASC 310-30, net allowance charges were recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. Effective

January 1, 2020, under ASC 326, changes to expected cash flows are recorded in changes in expected recoveries within revenues.
Operating Expenses
Operating expenses were $531.1 million for the nine months ended September 30, 2020, a decrease of $28.5 million, or 5.1%, compared to $559.6 million for the nine months ended September 30, 2019.
Compensation and Employee Services
Compensation and employee services expenses were $217.6 million for the nine months ended September 30, 2020, a decrease of $17.2 million, or 7.3%, compared to $234.8 million for the nine months ended September 30, 2019. The decrease in compensation expense was primarily attributable to a reduction in U.S. call center workforce due to efficiencies realized through technology and data and analytics. Total full-time equivalents decreased to 3,811 as of September 30, 2020, compared to 4,525 as of September 30, 2019.
Legal Collection Fees
Legal collection fees were $42.0 million for the nine months ended September 30, 2020, which compared to $41.4 million for the nine months ended September 30, 2019.
Legal Collection Costs
Legal collection costs were $80.0 million for the nine months ended September 30, 2020, a decrease of $19.7 million, or 19.8%, compared to $99.7 million for the nine months ended September 30, 2019. The decrease is primarily due to a reduced number of accounts placed into the U.S. legal channel. This was the result of our voluntary decision to pause moving accounts into a legal eligible status for a period of time earlier in the year and a shift in collections from the legal channel to the call center and digital channels.
Agency Fees
Agency fees were $38.6 million for the nine months ended September 30, 2020, compared to $39.8 million for the nine months ended September 30, 2019.
Outside Fees and Services
Outside fees and services expenses were $60.8 million for the nine months ended September 30, 2020, an increase of $12.5 million, or 25.9%, compared to $48.3 million for the nine months ended September 30, 2019. The increase was primarily the result of higher corporate legal expenses, consulting fees and higher fees associated with processing an increased number of debit card transactions due to the increase in cash collections.
Communication
Communication expense primarily represents postage and telephone related expenses incurred as a result of our collection efforts. Communication expenses were $31.7 million for the nine months ended September 30, 2020, a decrease of $2.6 million, or 7.6%, compared to $34.3 million for the nine months ended September 30, 2019. The decrease mainly reflects lower postage costs due to mailing decisions made during the COVID-19 pandemic and, to a lesser extent, telephone expenses as a result of improvements in data and analytics that drove efficiencies.
Interest Expense, Net
Interest expense, net was $106.3 million for the nine months ended September 30, 2020, which compared to $105.9 million for the nine months ended September 30, 2019 as higher levels of outstanding borrowings were offset by lower average interest rates.

Interest expense, net consisted of the following for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

	For the Nine Months Ended September 30,
	2020	2019	Change
Interest on debt obligations and unused line fees	$76,345	$74,839	$1,506
Coupon interest on convertible debt	14,045	15,525	(1,480)
Amortization of convertible debt discount	8,852	9,241	(389)
Amortization of loan fees and other loan costs	7,859	7,940	(81)
Interest income	(782)	(1,673)	891
Interest expense, net	$106,319	$105,872	$447
Net Foreign Currency Transaction Gains
Foreign currency transaction gains were $3.0 million for the nine months ended September 30, 2020, compared to $11.4 million for the nine months ended September 30, 2019. The decrease was primarily related to lower foreign currency gains in Europe and slightly lower gains on U.S. dollar linked investments held in Brazil during the first quarter. In any given period, we may incur foreign currency transaction gains or losses from transactions in currencies other than the functional currency.
Income Tax Expense
Income tax expense was $24.7 million for the nine months ended September 30, 2020, an increase of $9.1 million, or 58.3%, compared to $15.6 million for the nine months ended September 30, 2019. The increase was primarily due to higher income before income taxes which increased $73.5 million, or 89.3%. The increase was partially offset by changes in foreign tax rates, return to provision adjustments and the mix of earnings between jurisdictions. During the nine months ended September 30, 2020, our effective tax rate was 15.9%, compared to 19.0% for the nine months ended September 30, 2019.

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

Purchase Price Multiples as of September 30, 2020 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	ERC-Historical Period Exchange Rates (3)	Total Estimated Collections (4)	ERC-Current Period Exchange Rates (5)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple(6)
Americas Core
1996-2009	$930,026	$23,046	$2,877,116	$23,046	309%	238%
2010	148,193	14,122	526,052	14,122	355%	247%
2011	209,602	26,186	725,498	26,186	346%	245%
2012	254,076	31,217	660,403	31,217	260%	226%
2013	390,826	57,085	912,068	57,085	233%	211%
2014	404,117	91,301	891,499	89,353	221%	204%
2015	443,114	149,049	933,513	148,585	211%	205%
2016	455,767	273,495	1,101,186	260,392	242%	201%
2017	532,851	406,451	1,209,406	402,103	227%	193%
2018	653,975	587,961	1,348,402	576,414	206%	202%
2019	581,476	812,641	1,234,909	784,614	212%	206%
2020	367,050	688,459	770,975	688,459	210%	210%
Subtotal	5,371,073	3,161,013	13,191,027	3,101,576
Americas Insolvency
1996-2009	397,453	578	835,901	578	210%	178%
2010	208,942	737	546,812	737	262%	184%
2011	180,432	649	370,158	649	205%	155%
2012	251,395	356	392,527	356	156%	136%
2013	227,834	1,093	354,914	1,093	156%	133%
2014	148,420	1,660	217,699	1,649	147%	124%
2015	63,170	2,633	87,590	2,633	139%	125%
2016	91,442	11,549	116,138	11,554	127%	123%
2017	275,257	73,636	347,183	73,636	126%	125%
2018	97,879	73,500	130,542	73,500	133%	127%
2019	123,077	124,052	160,344	123,982	130%	128%
2020	49,626	63,719	68,018	63,719	137%	137%
Subtotal	2,114,927	354,162	3,627,826	354,086
Total Americas	7,486,000	3,515,175	16,818,853	3,455,662
Europe Core
2012	20,409	121	40,963	96	201%	187%
2013	20,334	65	25,294	51	124%	119%
2014	773,811	698,195	2,223,673	628,800	287%	208%
2015	411,340	293,515	733,024	272,301	178%	160%
2016	333,090	288,132	558,471	290,464	168%	167%
2017	252,174	207,615	358,335	195,887	142%	144%
2018	341,775	360,283	527,239	362,163	154%	148%
2019	518,610	632,065	777,563	627,204	150%	152%
2020	172,494	289,657	306,357	289,657	178%	178%
Subtotal	2,844,037	2,769,648	5,550,919	2,666,623
Europe Insolvency
2014	10,876	377	18,190	333	167%	129%
2015	18,973	3,432	29,036	2,996	153%	139%
2016	39,338	11,064	56,719	11,709	144%	130%
2017	39,235	22,247	48,969	21,292	125%	128%
2018	44,908	38,230	54,791	38,778	122%	123%
2019	77,218	80,148	101,336	78,302	131%	130%
2020	28,221	36,180	38,249	36,180	136%	136%
Subtotal	258,769	191,678	347,290	189,590
Total Europe	3,102,806	2,961,326	5,898,209	2,856,213
Total PRA Group	$10,588,806	$6,476,501	$22,717,062	$6,311,875
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
(5)For our non-U.S. amounts, ERC-Current Period Exchange Rates is presented at the September 30, 2020 exchange rate.
(6)The Original Estimated Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of September 30, 2020 Amounts in thousands
Purchase Period	Cash Collections (1)	Portfolio Income (1)	Changes in Expected Recoveries (1)	Total Portfolio Revenue (1)(2)	Net Finance Receivables as of September 30, 2020 (3)
Americas Core
1996-2009	$10,283	$7,623	$(942)	$6,681	$5,632
2010	4,915	4,815	(1,249)	3,566	2,135
2011	8,705	8,080	(2,493)	5,587	4,587
2012	9,544	8,200	(4,924)	3,276	9,732
2013	18,522	13,507	(8,147)	5,360	20,420
2014	25,834	19,101	(15,624)	3,477	32,450
2015	46,778	27,520	(13,397)	14,123	60,495
2016	84,173	46,641	2,896	49,537	104,052
2017	156,140	72,319	17,633	89,952	174,974
2018	269,287	108,426	14,505	122,931	308,890
2019	268,687	137,243	24,458	161,701	406,209
2020	82,503	46,636	13,745	60,381	344,306
Subtotal	985,371	500,111	26,461	526,572	1,473,882
Americas Insolvency
1996-2009	282	339	(42)	297	—
2010	383	444	(59)	385	—
2011	379	324	57	381	—
2012	746	597	429	1,026	—
2013	1,041	1,050	(7)	1,043	—
2014	1,841	2,193	(850)	1,343	190
2015	7,101	3,572	(538)	3,034	1,708
2016	11,196	2,793	280	3,073	9,292
2017	46,234	12,563	(1,726)	10,837	60,022
2018	22,905	6,801	2,804	9,605	61,150
2019	22,832	8,657	3,103	11,760	102,671
2020	4,299	2,366	(737)	1,629	46,617
Subtotal	119,239	41,699	2,714	44,413	281,650
Total Americas	1,104,610	541,810	29,175	570,985	1,755,532
Europe Core
2012	920	589	331	920	—
2013	510	281	230	511	—
2014	109,979	80,855	5,230	86,085	165,812
2015	40,402	23,441	(1,084)	22,357	142,366
2016	35,954	20,203	(1,431)	18,772	167,280
2017	26,862	10,270	(2,975)	7,295	135,303
2018	53,388	19,851	4,565	24,416	234,456
2019	93,784	32,805	(5,338)	27,467	414,706
2020	16,388	6,371	2,529	8,900	164,342
Subtotal	378,187	194,666	2,057	196,723	1,424,265
Europe Insolvency
2014	640	434	41	475	141
2015	2,241	1,099	44	1,143	1,887
2016	5,970	2,418	(324)	2,094	8,382
2017	7,207	1,527	357	1,884	18,575
2018	7,436	2,244	(517)	1,727	33,282
2019	15,521	5,059	1,215	6,274	62,948
2020	2,040	1,299	340	1,639	27,736
Subtotal	41,055	14,080	1,156	15,236	152,951
Total Europe	419,242	208,746	3,213	211,959	1,577,216
Total PRA Group	$1,523,852	$750,556	$32,388	$782,944	$3,332,748
(1)For our non-U.S. amounts, amounts are presented using the average exchange rates during the current reporting period.
(2)Total Portfolio Revenue refers to portfolio income and changes in expected recoveries combined.
(3)For our non-U.S. amounts, net finance receivables are presented at the September 30, 2020 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.

Cash Collections by Year, By Year of Purchase (1) as of September 30, 2020 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996- 2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
Americas Core
1996-2009	$930.0	$1,647.7	$295.7	$253.5	$201.6	$146.4	$101.8	$71.2	$45.7	$30.5	$23.3	$19.2	$10.3	$2,846.9
2010	148.2	—	47.1	113.6	109.9	82.0	55.9	38.1	24.5	15.6	11.1	9.2	4.9	511.9
2011	209.6	—	—	62.0	174.5	152.9	108.5	73.8	48.7	32.0	21.6	16.6	8.7	699.3
2012	254.1	—	—	—	56.9	173.6	146.2	97.3	60.0	40.0	27.8	17.9	9.5	629.2
2013	390.8	—	—	—	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	18.6	855.0
2014	404.1	—	—	—	—	—	92.7	253.4	170.3	114.2	82.2	55.3	25.8	793.9
2015	443.1	—	—	—	—	—	—	117.0	228.4	185.9	126.6	83.6	46.8	788.3
2016	455.8	—	—	—	—	—	—	—	138.7	256.5	194.6	140.6	84.2	814.6
2017	532.9	—	—	—	—	—	—	—	—	107.3	278.7	256.5	156.1	798.6
2018	654.0	—	—	—	—	—	—	—	—	—	122.7	361.9	269.3	753.9
2019	581.5	—	—	—	—	—	—	—	—	—	—	143.8	268.7	412.5
2020	367.0	—	—	—	—	—	—	—	—	—	—	—	82.5	82.5
Subtotal	5,371.1	1,647.7	342.8	429.1	542.9	656.5	752.9	844.8	837.1	860.9	945.0	1,141.5	985.4	9,986.6
Americas Insolvency
1996-2009	397.5	204.3	147.1	156.7	145.4	109.3	57.0	7.6	3.6	2.2	1.1	0.7	0.2	835.2
2010	208.9	—	39.5	104.5	125.0	121.7	101.9	43.6	5.0	2.4	1.4	0.7	0.4	546.1
2011	180.4	—	—	15.2	66.4	82.8	85.8	76.9	36.0	3.7	1.6	0.7	0.4	369.5
2012	251.4	—	—	—	17.4	103.6	94.1	80.1	60.7	29.3	4.3	1.9	0.8	392.2
2013	227.8	—	—	—	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	1.0	353.8
2014	148.4	—	—	—	—	—	37.0	50.9	44.3	37.4	28.8	15.8	1.8	216.0
2015	63.2	—	—	—	—	—	—	3.4	17.9	20.1	19.8	16.7	7.1	85.0
2016	91.4	—	—	—	—	—	—	—	18.9	30.4	25.0	19.9	11.2	105.4
2017	275.3	—	—	—	—	—	—	—	—	49.1	97.3	80.9	46.2	273.5
2018	97.9	—	—	—	—	—	—	—	—	—	6.7	27.4	22.9	57.0
2019	123.1	—	—	—	—	—	—	—	—	—	—	13.4	22.9	36.3
2020	49.6	—	—	—	—	—	—	—	—	—	—	—	4.3	4.3
Subtotal	2,114.9	204.3	186.6	276.4	354.2	469.9	458.4	344.2	249.8	222.4	207.9	181.0	119.2	3,274.3
Total Americas	7,486.0	1,852.0	529.4	705.5	897.1	1,126.4	1,211.3	1,189.0	1,086.9	1,083.3	1,152.9	1,322.5	1,104.6	13,260.9
Europe Core
2012	20.4	—	—	—	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	0.9	38.0
2013	20.3	—	—	—	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.5	23.1
2014	773.8	—	—	—	—	—	153.2	292.0	246.4	220.8	206.3	172.9	109.9	1,401.5
2015	411.3	—	—	—	—	—	—	45.8	100.3	86.2	80.9	66.1	40.3	419.6
2016	333.1	—	—	—	—	—	—	—	40.4	78.9	72.6	58.0	35.9	285.8
2017	252.2	—	—	—	—	—	—	—	—	17.9	56.0	44.1	27.0	145.0
2018	341.8	—	—	—	—	—	—	—	—	—	24.3	88.7	53.4	166.4
2019	518.6	—	—	—	—	—	—	—	—	—	—	48.0	93.8	141.8
2020	172.5	—	—	—	—	—	—	—	—	—	—	—	16.4	16.4
Subtotal	2,844.0	—	—	—	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.2	378.1	2,637.6
Europe Insolvency
2014	10.9	—	—	—	—	—	—	4.3	3.9	3.2	2.6	1.5	0.6	16.1
2015	19.0	—	—	—	—	—	—	3.0	4.4	5.0	4.8	3.9	2.2	23.3
2016	39.3	—	—	—	—	—	—	—	6.2	12.7	12.9	10.7	6.0	48.5
2017	39.2	—	—	—	—	—	—	—	—	1.2	7.9	9.2	7.2	25.5
2018	44.9	—	—	—	—	—	—	—	—	—	0.6	8.4	7.5	16.5
2019	77.2	—	—	—	—	—	—	—	—	—	—	5.0	15.5	20.5
2020	28.3	—	—	—	—	—	—	—	—	—	—	—	2.1	2.1
Subtotal	258.8	—	—	—	—	—	—	7.3	14.5	22.1	28.8	38.7	41.1	152.5
Total Europe	3,102.8	—	—	—	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	419.2	2,790.1
Total PRA Group	$10,588.8	$1,852.0	$529.4	$705.5	$908.7	$1,142.5	$1,378.6	$1,539.6	$1,492.0	$1,512.4	$1,625.1	$1,841.4	$1,523.8	$16,051.0
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

Estimated remaining collections
The following chart shows our ERC of $6,311.9 million at September 30, 2020 by geographical region (amounts in millions).
Seasonality

Cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.

Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated.

Cash Collections by Geography and Type Amounts in thousands
	2020			2019				2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas Core	$336,322	$343,269	$305,780	$276,639	$279,902	$294,243	$290,723	$233,937
Americas Insolvency	37,344	38,685	43,210	40,801	45,759	49,770	44,613	48,000
Europe Core	131,702	115,145	131,340	126,649	118,917	117,635	116,858	113,154
Europe Insolvency	13,971	12,841	14,243	12,520	8,639	8,626	8,977	7,618
Total Cash Collections	$519,339	$509,940	$494,573	$456,609	$453,217	$470,274	$461,171	$402,709

The following table provides additional details on the composition of our U.S. Core cash collections for the periods indicated.

U.S. Core Portfolio Cash Collections by Source Amounts in thousands
	2020			2019				2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Call Center and Other Collections	$205,257	$219,856	$168,166	$139,399	$149,782	$160,479	$169,753	$134,543
External Legal Collections	60,569	62,792	66,190	58,831	64,301	63,490	57,419	47,410
Internal Legal Collections	33,653	34,467	38,111	33,944	35,679	38,065	37,018	30,724
Total U.S. Core Cash Collections	$299,479	$317,115	$272,467	$232,174	$249,762	$262,034	$264,190	$212,677
Collections Productivity (U.S. Portfolio)
The following tables display certain collections productivity measures:

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2020	2019	2018	2017	2016
First Quarter	$172	$139	$121	$161	$168
Second Quarter	263	139	101	129	167
Third Quarter	246	124	107	125	177
Fourth Quarter	—	128	104	112	153
(1)Represents total cash collections less internal legal cash collections, external legal cash collections, and Insolvency cash collections from trustee-administered accounts.
Portfolio Acquisitions

The following graph shows the purchase price of our portfolios by year since 2010. It includes the acquisition date finance receivable portfolios that were acquired through our business acquisitions. The 2020 totals represent portfolio acquisitions through the nine months ended September 30, 2020 while the prior year totals are for the full year.

The following table displays our quarterly portfolio acquisitions for the periods indicated.

Portfolio Acquisitions by Geography and Type Amounts in thousands
		2020		2019				2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas Core	$84,139	$110,474	$172,697	$118,153	$168,185	$121,996	$169,189	$172,511
Americas Insolvency	14,328	14,527	20,772	22,650	26,311	26,092	48,243	52,871
Europe Core	74,930	34,247	60,990	218,919	64,728	136,344	94,283	231,810
Europe Insolvency	4,203	5,251	18,778	42,613	19,772	4,715	7,134	33,661
Total Portfolio Acquisitions	$177,600	$164,499	$273,237	$402,335	$278,996	$289,147	$318,849	$490,853
Portfolio Acquisitions by Stratification (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 56 million customer accounts in the U.S.

U.S. Portfolio Acquisitions by Major Asset Type Amounts in thousands
	2020						2019
	Q3		Q2		Q1		Q4		Q3
Major Credit Cards	$23,322	25.7%	$50,270	40.9%	$71,225	38.3%	$30,337	24.3%	$50,500	40.1%
Private Label Credit Cards	60,331	66.5	69,651	56.7	104,300	56.0	85,351	68.4	72,714	57.7
Consumer Finance	6,333	7.0	2,430	2.0	2,109	1.1	2,046	1.7	2,090	1.7
Auto Related	680	0.8	460	0.4	8,510	4.6	6,991	5.6	638	0.5
Total	$90,666	100.0%	$122,811	100.0%	$186,144	100.0%	$124,725	100.0%	$125,942	100.0%

U.S. Portfolio Acquisitions by Delinquency Category Amounts in thousands
	2020						2019
	Q3		Q2		Q1		Q4		Q3
Fresh (1)	$25,236	33.1%	$28,847	26.6%	$51,126	30.9%	$35,330	34.6%	$27,600	27.1%
Primary (2)	5,187	6.8	9,887	9.1	18,152	11.0	5,796	5.7	17,658	17.3
Secondary (3)	44,534	58.3	67,609	62.5	92,855	56.1	52,899	51.8	50,082	49.2
Tertiary (3)	1,381	1.8	1,941	1.8	3,239	2.0	4,409	4.3	6,483	6.4
Other (4)	—	—	—	—	—	—	3,641	3.6	—	—
Total Core	76,338	100.0%	108,284	100.0%	165,372	100.0%	102,075	100.0%	101,823	100.0%
Insolvency	14,328		14,527		20,772		22,650		24,119
Total	$90,666		$122,811		$186,144		$124,725		$125,942
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

Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of September 30, 2020, cash and cash equivalents totaled $92.8 million, of which, $81.6 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.
At September 30, 2020, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit	$414,803	$665,355	$356,791
European revolving credit	1,025,948	314,052	118,052
Term loan	472,500	—	—
Senior Notes	300,000	—	—
Convertible Notes	345,000	—	—
Less: Debt discounts and issuance costs	(33,822)	—	—
Total	$2,524,429	$979,407	$474,843
(1) Available borrowings after calculation of current borrowing base and debt covenants.
For more information, see Note 7 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $133.6 million as of September 30, 2020). Interest-bearing deposits as of September 30, 2020 were $119.8 million.
We determined that we were in compliance with the covenants of our financing arrangements as of September 30, 2020.
We have the ability to slow the purchase of finance receivables if necessary, and use the net cash flow generated from our cash collections from our existing finance receivables to temporarily service our debt and fund existing operations.
Contractual obligations over the next year are primarily related to debt maturities and purchase commitments. Of our $472.5 million in long-term debt outstanding at September 30, 2020, $10.0 million in principal is due within one year. Our European credit facility expires in February of 2023. Our North American credit facility expires in May 2024.
In the third quarter of 2020, we retired $287.5 million aggregate principal amount of 3.00% Convertible Senior Notes due August 1, 2020 in full. Additionally, we completed the private offering of $300.0 million in aggregate principal amount of its 7.375% Senior Notes due September 1, 2025. For more information, see Note 7 to our Consolidated Financial Statements included in Part. 1 Item 1 of this Quarterly Report.
Additionally, we have in place forward flow commitments for the purchase of nonperforming loans primarily over the next 12 months with a maximum purchase price of $395.3 million as of September 30, 2020. The $395.3 million is comprised of $343.5 million for the Americas and $51.8 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
In May 2017, we reached a settlement with the Internal Revenue Service ("IRS") in regard to the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect our taxable income. In accordance with the settlement, our tax accounting method to recognize finance receivables revenue changed effective with tax year 2017. Under the new method, a portion of the annual collections amortizes principal and the remaining portion is taxable income. The revenue related to the difference in timing between the new method and the cost recovery method has been included evenly into our tax filings over four years effective with tax year 2017 and ending with tax year 2020. We estimate the related tax payments to be approximately $9.2 million per quarter through the year 2020. No interest or penalties were assessed as part of the settlement.
We continue to monitor the recent outbreak of COVID-19 on our operations and how that may impact our cash flows and our ability to settle debt.  As a result of COVID-19, global financial markets have experienced overall volatility and disruptions to capital and credit markets.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash, available borrowings under our revolving credit facilities, including recent modifications to the terms of those facilities, and access to the capital markets will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months. We may, however, seek to access the debt or equity capital markets as as we deem appropriate, market permitting. Business acquisitions, adverse outcomes in pending litigation or higher than expected levels of portfolio purchasing could require additional financing from other sources.
Cash Flows Analysis
The following table summarizes our cash flow activity for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 (amounts in thousands):

	Nine Months Ended September 30,
	2020	2019
Total cash provided by (used in):
Operating activities	$131,359	$70,693
Investing activities	172,467	(233,081)
Financing activities	(305,866)	167,631
Effect of exchange rate on cash	(16,610)	(7,043)
Net decrease in cash and cash equivalents	$(18,650)	$(1,800)
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
Net cash provided by operating activities increased $60.7 million during the nine months ended September 30, 2020, mainly driven by higher cash collections, lower operating expenses and the impact of unrealized foreign currency transactions.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects acquisitions of nonperforming loans.
Net cash provided by investing activities increased $405.5 million during the nine months ended September 30, 2020, primarily from a $219.9 million decrease in purchases of nonperforming loans, a $134.9 million increase in recoveries applied to negative allowance in the current year versus collections applied to principal in the prior year, a $22.3 million decrease in net purchases of investments and $57.6 million of cash used related to a business acquisition during the first quarter of 2019. These changes were partially offset by $31.2 million of cash received during the first quarter of 2019 related to the sale of a subsidiary in the fourth quarter of 2018.
Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Cash used in financing activities increased $473.5 million during the nine months ended September 30, 2020, primarily from an $872.7 million increase in payments on our lines of credit, a $287.4 million payment on convertible senior notes related to the settlement of our 2020 Notes and a $30.5 million decrease in cash provided by interest-bearing deposits. These changes were partially offset by a $303.2 million decrease in payments on notes payable and long term debt, $300.0 million of proceeds related to our senior notes, and a $112.8 million increase in proceeds from our lines of credit.

Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $81.6 million and $109.7 million as of September 30, 2020 and December 31, 2019, respectively. Refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.9 billion as of September 30, 2020. Based on our debt structure at September 30, 2020, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $2.3 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $4.0 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at September 30, 2020. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended September 30, 2020, we generated $95.6 million of revenues from operations outside the U.S. and used eleven functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of September 30, 2020, refer to Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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

4.4
Indenture dated as of August 27,2020 among PRA Group Inc., the domestic subsidiaries of PRA Group Inc., party thereto and Regions Bank, or Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 000-50058) filed on September 1, 2020).

4.5
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.5 of the Current Report on Form 10-K (File No. 000-50058) filed on March 2, 2020).

10.1
Third Amendment to the Credit Agreement dated August 26,2020, by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (filed herewith).

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

PRA Group, Inc.
(Registrant)

November 5, 2020	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2020	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)