Form 10-K
period 2020-12-31
PRA GROUP INC
filed 2021-02-26
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 was $1,729,557,356 based on the $38.66 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant's Common Stock outstanding as of February 23, 2021 was 45,593,525.
Documents incorporated by reference
Portions of the Registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

All references in this Annual Report on Form 10-K ("Form 10-K") to "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
Forward-Looking Statements:
This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical fact are forward-looking statements, including statements regarding overall cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans, strategies and anticipated events or trends. Our results could differ materially from those expressed or implied by such forward-looking statements, or our forward-looking statements could be wrong, as a result of risks, uncertainties and assumptions including the following:
•the impact of the novel coronavirus ("COVID-19") pandemic on the markets in which we operate, including business disruptions, unemployment, economic disruption, overall market volatility and the inability or unwillingness of consumers to pay the amounts owed to us;
•our inability to successfully manage the challenges associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, including the COVID-19 pandemic;
•a deterioration in the economic or inflationary environment in the markets in which we operate;
•our inability to replace our portfolios of nonperforming loans with additional portfolios sufficient to operate efficiently and profitably and/or purchase nonperforming loans at appropriate prices;
•our inability to collect sufficient amounts on our nonperforming loans to fund our operations, including as a result of restrictions imposed by federal, state and international laws and regulations;
•changes in accounting standards and their interpretations;
•the recognition of significant decreases in our estimate of future recoveries on nonperforming loans;
•the occurrence of goodwill impairment charges;
•loss contingency accruals that are inadequate to cover actual losses;
•our inability to manage risks associated with our international operations;
•adverse effects from the exit of the United Kingdom ("UK") from the European Union ("EU");
•changes in federal, state, local or international laws or the interpretation of these laws, including tax, bankruptcy and collection laws;
•changes in the administrative practices of various bankruptcy courts;
•our inability to comply with existing and new regulations of the collection industry;
•investigations, reviews, or enforcement actions by governmental authorities, including the Consumer Financial Protection Bureau ("CFPB");
•our inability to comply with data privacy regulations such as the General Data Protection Regulation ("GDPR");
•adverse outcomes in pending litigation or administrative proceedings;
•our inability to retain, expand, renegotiate or replace our credit facilities and our ability to comply with the covenants under our financing arrangements;
•our inability to manage effectively our capital and liquidity needs, including as a result of changes in credit or capital markets;
•changes in interest or exchange rates;
•default by or failure of one or more of our counterparty financial institutions;
•uncertainty about the future of the London Inter-Bank Offer Rate ("LIBOR");
•disruptions of business operations caused by cybersecurity incidents or the underperformance or failure of information technology infrastructure, networks or communication systems; and
•the "Risk Factors" in Item 1A of this Form 10-K and in our other filings with the Securities and Exchange Commission ("SEC").
You should assume that the information appearing in this Form 10-K is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date. The future events, developments or results described in, or implied by, this Form 10-K could turn out to be materially different. Except as required by law, we assume no obligation to publicly update or revise our forward-looking statements after the date of this Form 10-K and you should not expect us to do so.

PART I
Item 1. Business.
General
PRA Group Inc. is a global financial and business services company with operations in the Americas, Europe and Australia.
Our primary business is the purchase, collection and management of portfolios of nonperforming loans. The accounts we purchase are primarily the unpaid obligations of individuals owed to credit originators, which include banks and other types of consumer, retail and auto finance companies. We purchase portfolios of nonperforming loans at a discount in two broad categories: Core and Insolvency. Our Core operation specializes in purchasing and collecting nonperforming loans, which we purchased since either the credit originator and/or other third-party collection agencies have been unsuccessful in collecting the full balance owed. Our Insolvency operation consists primarily of purchasing and collecting on nonperforming loan accounts where the customer is involved in a bankruptcy proceeding or the equivalent in some European countries. We also provide fee-based services on class action claims recoveries and by servicing consumer bankruptcy accounts in the United States ("U.S.").
As part of our strategic plans, we have expanded through various acquisitions and organic growth. In 2014, we acquired Aktiv Kapital AS, a Norway-based company specializing in the purchase, collection and management of portfolios of nonperforming loans throughout Europe and Canada. In 2015, we expanded into South America by acquiring 55% of the equity interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans and established a business that purchases nonperforming loans in Brazil. Our subsequent sale of 79% of our interest in RCB to Banco Bradesco S.A. completed in 2019, had no impact on the nonperforming loan purchasing business we established. In 2016, we acquired DTP S.A., a Polish-based debt collection company, furthering our in-house collection efforts in Poland. In 2020, we began operations in Australia, leveraging an entity we established in 2011.
We have one reportable segment based on similarities among the operating units, including the nature of the products and services, the nature of the production processes, the types or classes of customers for our products and services, the methods used to distribute our products and services and the nature of the regulatory environment.
For discussion of COVID-19, refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
Nonperforming Loan Portfolio Acquisitions
To identify purchasing opportunities, we maintain an extensive marketing effort with our senior officers contacting known and prospective sellers of nonperforming loans. From these sellers, we have acquired a variety of nonperforming loans including Visa® and MasterCard® credit cards, private label and other credit cards, installment loans, lines of credit, deficiency balances of various types, legal judgments and trade payables. Sellers of nonperforming loans include major banks, credit unions, consumer finance companies, retailers, utilities, automobile finance companies and other credit originators. The price at which we purchase portfolios depends on the age of the portfolio, whether it is a Core or Insolvency portfolio, geographic region, the seller's selection criteria, our historical experience with a certain asset type or credit originator and other similar factors.
We purchase portfolios of nonperforming loans from credit originators through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of nonperforming loans and will seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the credit originator will contact one or more purchasers directly, receive a bid and negotiate the terms of sale. In either case, typically, invited purchasers will have already successfully completed a qualification process that can include the seller's review of any or all of the following: the purchaser's experience, reputation, financial standing, operating procedures, business practices and compliance oversight.
We purchase portfolios of nonperforming loans through either single portfolio transactions, referred to as spot sales, or through the pre-arranged purchase of multiple portfolios over time, referred to as forward flow sales. Under a forward flow contract, we agree to purchase statistically similar nonperforming loan portfolios from credit originators on a periodic basis, at a negotiated price over a specified time period, typically from three to 12 months.

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
Legal Recovery - Core Portfolios
An important component of our collections effort involves our legal recovery operations and the judicial collection of balances from customers who, in general, we believe have the ability, but not the willingness, to resolve their obligations. There are some markets in which the collection process follows a prescribed, time-sensitive and sequential set of legal actions, but in the majority of instances, we use models and analysis to select those accounts reflecting a high propensity to pay in a legal environment. Depending on the characteristics of the receivable and the applicable local collection laws, we determine whether to commence legal action to judicially collect on the receivable. The legal process can take an extended period of time and can be costly, but when accounts are selected properly, it usually generates net cash collections that likely would not have been realized otherwise. We use a combination of internal staff (attorney and support) and external staff to pursue legal collections under certain circumstances, as we deem appropriate.
Insolvency Operations
Accounts that are in an insolvent or bankrupt status are managed by our insolvency operations team. These accounts fall under insolvency plans ranging from Individual Voluntary Arrangements ("IVAs") and Trust Deeds in the UK, to Consumer Proposals in Canada, to various forms of bankruptcy plans in the U.S., Canada, Germany and the UK. We file claims or claim transfers securing our creditor rights in plans, and actively manage these accounts through the entire life cycle of the insolvency proceeding to ensure that we participate in any distributions to creditors. The accounts we manage are derived from two sources: (1) our purchased portfolios of insolvent nonperforming loans and (2) our Core purchased portfolios of nonperforming loans where our customers filed for protection under the insolvency or bankruptcy laws after being purchased by us. We purchase these types of accounts in the U.S., Canada, Germany and the UK.
These accounts are filed under the relevant country's insolvency or bankruptcy codes and may have an associated payment plan that generally ranges from three to seven years in duration. Accounts which are purchased while insolvent can be purchased at any stage in the insolvency or bankruptcy plan life cycle. Portfolios sold close to the filing of the insolvency or bankruptcy plan may take months to generate cash flow; however, aged portfolios sold years after the filing of the insolvency or bankruptcy plan will typically generate cash flows immediately.
Digital
As a complement to our collection operations, we have developed digital capabilities to support our collection efforts. We have developed these platforms in all of our operating markets that provide for inbound collections, as well as outbound collections where the regulatory environment allows us to operate in such a manner.
Equity Investments
We have an 11.7% equity interest in RCB, a servicing platform of nonperforming loans in Brazil.
Fee-Based Services
In addition to the purchase, collection and management of portfolios of nonperforming loans, we provide fee-based services including class action claims recovery purchasing and servicing through Claims Compensation Bureau, LLC ("CCB") and third-party servicing of bankruptcy accounts in the U.S.
Seasonality
Although the year ended December 31, 2020 deviated from usual seasonal patterns due to the impact of COVID-19, as discussed under "COVID-19 Update" in Item 7 of this Form 10-K, typically cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds and holiday spending habits.

Competition
Purchased portfolio competition is derived from both third-party contingent fee collection agencies and other purchasers of debt that manage their own nonperforming loans or outsource such servicing. Regulatory complexity and burdens, combined with seller preference for experienced portfolio purchasers, create significant barriers to successful entry for new competitors particularly in the U.S. While both remain competitive, the contingent fee industry is more fragmented than the purchased portfolio industry.
We face bidding competition in our purchase of nonperforming loans and on the basis of reputation, industry experience and performance. We believe that our competitive strengths include our disciplined and proprietary underwriting process, the extensive data set we have developed since our founding in 1996, our ability to bid on portfolios at appropriate prices, our capital position, our reputation from previous portfolio purchase transactions, our ability to close transactions in a timely fashion, our strong relationships with credit originators, our team of well-trained collectors who provide quality customer service while complying with applicable collection laws and our ability to efficiently and effectively collect on various asset types.
Government Regulation
We are subject to a variety of federal, state, local and international laws that establish specific guidelines and procedures that debt collectors must follow when collecting customer accounts, including laws relating to the collection, use, retention, security and transfer of personal information. It is our policy to comply with applicable federal, state, local and international laws in all our activities. To promote compliance with applicable laws and regulations, we provide extensive training upon hire and additional training at least annually. We also continuously monitor and evaluate our collectors in order to provide meaningful and prompt feedback. Our compliance management system and related controls that are embedded in business processes are also tested regularly by our compliance and internal audit departments to foster compliance with laws, regulations and internal policy.
Our failure to comply with these laws could result in enforcement action against us, the payment of significant fines and penalties, restrictions upon our operations or our inability to recover amounts owed to us. Significant laws and regulations applicable to our business include the following:
•Fair Debt Collection Practices Act ("FDCPA"), which imposes certain obligations and restrictions on the practices of debt collectors, including specific restrictions regarding the time, place and manner of the communications.
•Fair Credit Reporting Act ("FCRA"), which obligates credit information providers to verify the accuracy of information provided to credit reporting agencies and investigate consumer disputes concerning the accuracy of such information.
•Gramm-Leach-Bliley Act, which requires that certain financial institutions, including collection agencies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies.
•Electronic Funds Transfer Act, which regulates electronic fund transfer transactions, including a consumer’s right to stop payments on a pre-approved fund transfer and right to receive certain documentation of the transaction.
•Telephone Consumer Protection Act ("TCPA"), which, along with similar state laws, places certain restrictions on users of certain automated dialing equipment and pre-recorded messages that place telephone calls to consumers.
•Servicemembers Civil Relief Act ("SCRA"), which gives U.S. military service personnel relief from credit obligations they may have incurred prior to entering military service and may also apply in certain circumstances to obligations and liabilities incurred by a servicemember while serving on active duty.
•Health Insurance Portability and Accountability Act, which provides standards to protect the confidentiality of patients' personal healthcare and financial information in the U.S.
•U.S. Bankruptcy Code, which prohibits certain contacts with consumers after the filing of bankruptcy petitions and dictates what types of claims will or will not be allowed in a bankruptcy proceeding including how such claims may be discharged.
•Americans with Disabilities Act, which requires that telecommunications companies operating in the U.S. take steps to ensure functionally equivalent services are available for their consumers with disabilities, and requires accommodation of consumers with disabilities, such as the implementation of telecommunications relay services.
•U.S. Foreign Corrupt Practices Act ("FCPA"), United Kingdom Bribery Act ("UK Bribery Act") and Similar Laws. Our operations outside the U.S. are subject to various U.S. and international laws and regulations, such as the FCPA and the UK Bribery Act, which prohibit corrupt payments to governmental officials and certain other individuals. The

FCPA prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage or help obtain or retain business. Although similar to the FCPA, the UK Bribery Act is broader in scope and covers bribes given to or received by any person with improper intent.
•Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which restructured the regulation and supervision of the financial services industry in the U.S. and created the CFPB. The CFPB has rulemaking, supervisory, and enforcement authority over larger consumer debt collectors. The Dodd-Frank Act, along with the Unfair, Deceptive, or Abusive Acts or Practices ("UDAAP") provisions included therein, and the Federal Trade Commission Act, prohibit unfair, deceptive, and/or abusive acts and practices.
•International data protection and privacy laws, which include relevant country specific legislation in the UK and other European countries where we operate that regulate the processing of information relating to individuals, including the obtaining, holding, use or disclosure of such information; the Personal Information Protection and Electronic Documents Act, which aims to protect personal information that is collected, used or disclosed in certain circumstances for purposes of electronic commerce in Canada; and the GDPR, which regulates the processing and free movement of personal data within the EU and transfer of such data outside the EU.
•Consumer Credit Act 1974 (and its related regulations), Unfair Terms in Consumer Contracts Regulations of 1999 and the Financial Conduct Authority's consumer credit conduct of business rules, which apply to our international operations and govern consumer credit agreements.
In addition, certain of our EU subsidiaries are subject to capital adequacy, liquidity and other requirements imposed by regulators, such as the Swedish Financial Supervisory Authority.
Human Capital
As of December 31, 2020, we employed 3,820 full-time equivalents globally across 18 countries, with approximately 76%, 23% and less than 1% of our workforce distributed across the Americas, Europe and Australia, respectively. Our employees share a common set of values and commitments that define how we treat each other, how we relate to our customers and the responsibilities we have to shareholders, regulators, clients and others. We refer to this shared set of values as C.A.R.E.S, which stands for Committed, Accountable, Respectful, Ethical and Successful. These values are intended to foster a high performing workforce and sense of belonging by working together to build an equitable and inclusive culture where employees can be themselves, to be their best.
In support of these values we offer comprehensive total rewards programs, competitive pay and bonus structures, health and wellness benefits, retirement plans and an employee assistance program. Additionally, we offer tuition reimbursement assistance and have a robust suite of training and development offerings for employees across the globe, many available in multiple languages.
Management considers our employee relations to be good. While none of our North American employees are represented by a union or covered by a collective bargaining agreement, in Europe we work closely with a number of works councils, and in countries where it is the customary local practice, such as Finland and Spain, we have collective bargaining agreements.
Available Information
We make available on or through our website, www.pragroup.com, certain reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act ("SEC Filings"). We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at: www.sec.gov.
The information contained on, or that can be accessed through our website, is not, and shall not be deemed to be a part of this Form 10-K or incorporated into any of our other SEC Filings.

Reports filed with, or furnished to, the SEC are also available free of charge upon request by contacting our corporate office at:
PRA Group, Inc.
Attn: Investor Relations
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502
Item 1A. Risk Factors.
You should carefully read the following discussion of material factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The events and consequences discussed in these risk factors could materially and adversely affect our business, operating results, liquidity and financial condition. While we believe we have identified and discussed below the material risk factors affecting our business, these risk factors do not identify all the risks we face, and there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may have an adverse effect on our business, performance or financial condition in the future.
Operational and Industry Risks
The continuation of the COVID-19 pandemic could have an adverse effect on our business, results of operations and financial results.
We cannot predict the extent to which the continuing COVID-19 pandemic will impact our business, results of operations and financial results due to numerous evolving factors such as the extent to which vaccines will be available and their effectiveness against mutations of COVID-19. However, the continuation or worsening of the COVID-19 pandemic could adversely affect our business, results of operations and financial results if:
•the current deterioration in the economic and inflationary environment resulting from the pandemic worsens or continues throughout 2021;
•political, legal and regulatory actions and policies in response to the pandemic prevent us from performing our collection activities or result in material increases in our costs to comply with such laws and regulations;
•consumers respond to COVID-19 by failing to pay amounts owed to us as a result of their unemployment or other factors that impact their ability to make payments;
•we are unable to maintain staffing levels necessary to operate our business due to extended lockdowns, governmental actions that result in our business operations being deemed non-essential or continued spread of COVID-19 causing employees to be unable or unwilling to work;
•we are unable to collect on existing nonperforming loans or experience material decreases in our cash collections;
•we are unable to purchase nonperforming loans needed to operate our business because credit originators become unable or unwilling to sell their nonperforming loans consistent with historical levels; or
•we suffer a cybersecurity incident as a result of increased vulnerability while a larger number of our employees work remotely.
A deterioration in the economic or inflationary environment in the countries in which we operate could have an adverse effect on our business and results of operations.
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
If global credit market conditions and the stability of global banks deteriorate, the amount of consumer or commercial lending and financing could be reduced, thus reducing the volume of nonperforming loans available for purchase, which could adversely affect our business, financial results and ability to succeed in international markets.
Other factors associated with the economy that could influence our performance include the financial stability of the lenders on our bank loans and credit facilities and our access to capital and credit. The financial turmoil that adversely affected the banking system and financial markets during the prior global recession beginning in 2007 resulted in the tightening of credit markets. While the banking system and financial markets recovered from the prior recession, a worsening of current conditions, including as a result of the COVID-19 pandemic, could have a negative impact on our business, including the insolvency of lending institutions, notably the lenders providing our bank loans and credit facilities, resulting in our difficulty in or inability to obtain credit. These and other economic factors could have an adverse effect on our financial condition and results of operations.
We may not be able to continually replace our nonperforming loans with additional portfolios sufficient to operate efficiently and profitably, and/or we may not be able to purchase nonperforming loans at appropriate prices.
To operate profitably, we must purchase and service a sufficient amount of nonperforming loans to generate revenue that exceeds our expenses. Costs such as salaries and other compensation expense constitute a significant portion of our overhead and, if we do not replace the nonperforming loan portfolios we service with additional portfolios, we may have to reduce the number of our collection personnel. We would then, have to rehire collection staff if we subsequently obtain additional portfolios. These practices could lead to negative consequences including the following:
•low employee morale;
•fewer experienced employees;
•higher training costs;
•disruptions in our operations;
•loss of efficiency; and
•excess costs associated with unused space in our facilities.
The availability of nonperforming loan portfolios at prices that generate an appropriate return on our investment depends on a number of factors, including the following:
•the continuation of high levels of consumer debt obligations;
•sales of nonperforming loan portfolios by credit originators; and
•competitive factors affecting potential purchasers and credit originators of receivables.
Furthermore, heightened regulation of the credit card and consumer lending industry or changing credit origination strategies may result in decreased availability of credit to consumers, potentially leading to a future reduction in nonperforming loans available for purchase from credit originators. We cannot predict how our ability to identify and purchase nonperforming loans and the quality of those nonperforming loans would be affected if there were a shift in lending practices, whether caused by changes in the regulations or accounting practices applicable to credit originators or purchasers, a sustained economic downturn or otherwise.
Moreover, there can be no assurance that credit originators will continue to sell their nonperforming loans consistent with historical levels or at all, or that we will be able to bid competitively for those portfolios. Because of the length of time involved in collecting on acquired portfolios and the variability in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner. If we are unable to maintain our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to nonperforming loan portfolios at appropriate prices and, therefore, reduced profitability.
We may not be able to collect sufficient amounts on our nonperforming loans to fund our operations.

Our principal business consists of purchasing and collecting nonperforming loans that consumers or others have failed to pay. The credit originators have typically made numerous attempts to recover on their receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These nonperforming loans are difficult to collect, and we may not collect a sufficient amount to cover our investment and the costs of running our business.
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
Goodwill impairment charges could negatively impact our net income and stockholders' equity.
We have recorded a significant amount of goodwill as a result of our business acquisitions. Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of a goodwill impairment charge. These risks include:
•adverse changes in macroeconomic conditions, the business climate, or the market for the entity's products or services;
•significant variances between actual and expected financial results;
•negative or declining cash flows;
•lowered expectations of future results;
•failure to realize anticipated synergies from acquisitions;
•significant expense increases;
•a more likely-than-not expectation of selling or disposing all, or a portion of, a reporting unit;
•the loss of key personnel;
•an adverse action or assessment by a regulator;
•significant increase in discount rates; or
•a sustained decrease in the price per share of our common stock.
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
We are involved in judicial, regulatory and arbitration proceedings or investigations concerning matters arising from our business activities. We establish accruals for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. However, there can be no assurance as to the ultimate outcome. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could adversely impact our business, financial condition, results of operations, or liquidity. For more information, refer to the "Litigation and Regulatory Matters" section of Note 15 to our Consolidated Financial Statements included in Item 8 of this Form 10-K ("Note 15").
International Operations Risks
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
The global nature of our operations expands the risks and uncertainties described elsewhere in this section, including the following:
•changes in local political, economic, social and labor conditions in the markets in which we operate;
•foreign exchange controls on currency conversion and the transfer of funds that might prevent us from repatriating cash earned in countries outside the U.S. in a tax-efficient manner;
•currency exchange rate fluctuations, currency restructurings, inflation or deflation and our ability to manage these fluctuations through a foreign exchange risk management program;
•different employee/employer relationships, laws and regulations, union recognition and the existence of employment tribunals and works councils;

•laws and regulations imposed by international governments, including those governing data security, sharing and transfer;
•potentially adverse tax consequences resulting from changes in tax laws in the jurisdictions in which we operate or challenges to our interpretations and application of complex international tax laws;
•logistical, communications and other challenges caused by distance and cultural and language differences, each making it harder to do business in certain jurisdictions;
•volatility of global credit markets and the availability of consumer credit and financing in our international markets;
•uncertainty as to the enforceability of contract rights under local laws;
•the potential of forced nationalization of certain industries, or the impact on creditors' rights, consumer disposable income levels, flexibility and availability of consumer credit and the ability to enforce and collect aged or charged-off debts stemming from international governmental actions, whether through austerity or stimulus measures or initiatives, intended to control or influence macroeconomic factors such as wages, unemployment, national output or consumption, inflation, investment, credit, finance, taxation or other economic drivers;
•the presence of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws on our international operations;
•the impact on our day-to-day operations and our ability to staff our international operations given our changing labor conditions and long-term trends towards higher wages in developed and emerging international markets as well as the potential impact of union organizing efforts;
•potential damage to our reputation due to non-compliance with international and local laws; and
•the complexity and necessity of using non-U.S. representatives, consultants and other third-party vendors.
Any one of these factors could adversely affect our business, results of operations and financial condition.
Compliance with complex and evolving international and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions.
We operate on a global basis with offices and activities in a number of jurisdictions throughout the Americas, Europe and Australia. We face increased exposure to risks inherent in conducting business internationally, including compliance with complex international and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include those related to taxation and anti-corruption laws such as the FCPA and the UK Bribery Act. Given the complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, such as through the negligent behavior of an employee or our failure to comply with certain formal documentation requirements. Violations of these laws and regulations by us, any of our employees or our third-party vendors, either inadvertently or intentionally, could result in fines and penalties, criminal sanctions, restrictions on our operations and ability to offer our products and services in one or more countries. Violations of these laws could also adversely affect our business, brand, international expansion efforts, ability to attract and retain employees and results of operations.
The UK's exit from the EU could adversely impact our business, results of operations and financial condition.
The UK exited the EU effective January 31, 2020 ("Brexit"). Although the parties have agreed on several terms governing their continuing relationship, matters such as data sharing and financial services remain unresolved. As a result of the recency of the agreement and the failure to reach agreement on significant matters, there remains uncertainty about Brexit’s impact on taxes, foreign currency, political stability, economic, regulatory and financial market conditions in the UK, the EU and globally, the movement of goods, services, people and capital between the UK and EU.
As of December 31, 2020, the total estimated remaining collections ("ERC") of our UK portfolios constituted approximately 26% of our consolidated ERC. Our British pound assets are predominantly funded by British pound liabilities. However, British pound net income and retained earnings could be affected when translated to the U.S. dollar, positively or negatively, by foreign currency exchange volatility in the short term resulting from the uncertainty of Brexit. In the longer term, Brexit could adversely impact our business, results of operations and financial condition depending on the terms negotiated by the UK and the EU concerning data sharing, taxes, financial services regulation and other matters that impact our operations.

Legal and Regulatory Risks
Our ability to collect and enforce our nonperforming loans may be limited under federal, state and international laws, regulations and policies.
Our operations are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which we operate. U.S. federal and state laws, and the laws and regulations of the international countries in which we operate, may limit our ability to collect on and enforce our rights with respect to our nonperforming loans regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on nonperforming loans we acquire if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Such laws and regulations are extensive and subject to change. A variety of state, federal and international laws and regulations govern the collection, use, retention, transmission, sharing and security of consumer data. Consumer protection and privacy protection laws, changes in the ways that existing rules or laws are interpreted or enforced and any procedures that may be implemented as a result of regulatory consent orders may adversely affect our ability to collect on our nonperforming loans and adversely affect our business. Our failure to comply with laws or regulations applicable to us could limit our ability to collect on our receivables, which could reduce our profitability and adversely affect our business.
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
In a number of jurisdictions, we must maintain licenses to purchase or own debt, and/or to perform debt recovery services and must satisfy related bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or adoption of new licensing requirements, could restrict our ability to collect in certain jurisdictions, subject us to increased regulation, increase our costs or adversely affect our ability to purchase, own and/or collect our receivables.
Some laws, among other things, also may limit the interest rate and the fees that a credit originator may impose on our consumers, limit the time in which we may file legal actions to enforce consumer accounts and require specific account information for certain collection activities. In addition, local requirements and court rulings in various jurisdictions may affect our ability to collect.
Regulations and statutes applicable to our industry further provide that, in some cases, consumers cannot be held liable for, or their liability may be limited with respect to, charges to their debit or credit card accounts that resulted from unauthorized use of their credit. These laws, among others, may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account.
If we fail to comply with any applicable laws and regulations discussed above, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or otherwise impact our ability to conduct collections efforts, which could adversely affect our business, results of operations and financial condition.
Investigations, reviews or enforcement actions by governmental authorities may result in changes to our business practices; negatively impact our receivables portfolio acquisition volume; make collection of receivables more difficult; or expose us to the risk of fines, penalties, restitution payments and litigation.
Our debt collection activities and business practices are subject to review from time to time by various governmental authorities and regulators, including the CFPB, which may commence investigations, reviews or enforcement actions targeted at businesses in the financial services industry. These investigations or reviews may involve individual consumer complaints or our debt collection policies and practices generally. Such investigations or reviews could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures that could have an adverse effect on our financial position. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), recover costs, and impose monetary penalties (ranging from $5,000 per day to over $1 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and other state regulators to bring civil actions to remedy violations under state law. Governmental authorities could also request or seek to require us to cease certain practices or institute new practices. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, harm our ability to conduct business with industry participants, and result in financial institutions reducing or eliminating sales of receivables portfolios to us which would harm our business and negatively impact our results of operations. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management's full attention from our business operations. All of these factors could have an adverse effect on our business, results of operations and financial condition.
The CFPB has issued civil investigative demands to many companies that it regulates and periodically examines practices regarding the collection of consumer debt. As previously reported in our Current Report on Form 8-K filed on September 9, 2015, Portfolio Associates, LLC ("PRA"), our wholly owned subsidiary, entered into a consent order with the CFPB effective September 9, 2015 settling a previously disclosed investigation of certain debt collection practices of PRA (the "Consent Order"). Although we have implemented the requirements of the Consent Order, there can be no assurance that additional litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, results of operations and financial condition. In fact, the CFPB has recently made civil investigative demands and advised the Company of the CFPB’s belief that we may have violated certain provisions of the Consent Order and applicable law. Refer to Note 15 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for more information.
The regulation of data privacy in the U.S and globally could have an adverse effect on our business, results of operations and financial condition by increasing our compliance costs.
The regulation of data privacy, including interpretations and determinations by regulatory authorities in the U.S. and in the countries in which we operate, continues to evolve. It is not possible to predict the effect of such rigorous data protection regulations over time. For example, GDPR impacts our European operations and required us to adapt our business practices accordingly. Financial penalties for noncompliance with the GDPR can be significant. It is also the case that the U.S. federal government and states within the U.S. have enacted or are considering legislation to enact data privacy protections. Data privacy regulations could result in increased costs of conducting business to maintain compliance with such regulations. Although we take significant steps to protect the security of our data and the personal data of our customers, we may be required to expend significant resources to comply with regulations if third parties improperly obtain and use such data.
Changes in tax provisions or exposures to additional tax liabilities could have an adverse tax effect on our financial condition.
We record reserves for uncertain tax positions based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, in determining whether a tax liability should be recorded and, if so, estimating that amount. Our tax filings are subject to audit by domestic and international tax authorities. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which could be significant to our financial condition or results of operations. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may adversely or beneficially affect our financial results in the period(s) for which such determination is made.
Financial and Liquidity Risks
We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets.
We may incur a substantial amount of debt in the future. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2020, we had total consolidated indebtedness of approximately $2.7 billion, all of which, except for $345.0 million outstanding principal amount of our 3.50% Convertible Notes due 2023 (the "2023 Notes") and $300.0 million outstanding principal amount of our 7.375% Senior Notes due 2025 (the "2025 Notes"), was secured indebtedness. In addition, as of December 31, 2020, we had total committed revolving borrowing capacity of $843.2 million available under our credit facilities, all of which if borrowed would be secured indebtedness. Considering borrowing base restrictions and other covenants, the amount available to be borrowed under our credit facilities would have been $408.0 million. Our management team will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of any new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets and the Company as a whole, to generate cash flow to cover the expected debt service.
Incurring a substantial amount of debt could have important consequences for our business, including:
•making it more difficult for us to satisfy our obligations with respect to our debt, to our trade or other creditors;
•increasing our vulnerability to adverse economic or industry conditions;
•limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is constrained;
•requiring a substantial portion of our cash flows from operations and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements;
•increasing the amount of interest expense because most of the indebtedness under our credit facilities bear interest at floating rates, which, if interest rates increase, will result in higher interest expense;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•placing us at a competitive disadvantage to less leveraged competitors.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings, under credit facilities or otherwise, in an amount sufficient to enable us to repay our indebtedness, repurchase our 2023 Notes upon a fundamental change or settle conversions in cash, repurchase our 2025 Notes upon a change of control or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, at or before its scheduled maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements. Our ability to access additional future borrowings could be negatively impacted as a result of the impact of the COVID-19 pandemic on the global debt and capital markets.
We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our current and future financial performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In the future, we may fail to generate sufficient cash flow from the collection of nonperforming loans to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, we have to incur unforeseen expenses, we invest in acquisitions or make other investments that we believe will benefit our competitive position. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition or results of operations and may delay or prevent the expansion of our business.
The agreements governing our indebtedness include provisions that may restrict our financial and business operations.
Our credit facilities and the indentures that govern our 2023 Notes and our 2025 Notes contain financial and other restrictive covenants, including restrictions on how we operate our business and our ability to pay dividends to our stockholders. These restrictions may interfere with our ability to engage in other necessary or desirable business activities, which could materially affect our business, financial condition or results of operations.
Failure to satisfy any one of these covenants could result in negative consequences, including the following:

•acceleration of outstanding indebtedness;
•exercise by our lenders of rights with respect to the collateral pledged under certain of our outstanding indebtedness;
•our inability to continue to purchase nonperforming loans needed to operate our business; or
•our inability to secure alternative financing on favorable terms, if at all.
Uncertainty about the future of the LIBOR may adversely affect our business.
It is possible that beginning in 2022 LIBOR will be discontinued as a reference rate. It is unknown whether any proposed alternative reference rates will attain market acceptance as replacements or whether the outstanding issues related to them will be satisfactorily resolved. The availability of our borrowings and the operation of our derivative hedging agreements could be adversely impacted if LIBOR is discontinued and an agreement cannot be reached on an appropriate replacement benchmark rate between us and our lenders and counterparties.
Cybersecurity and Technology Risks
A cybersecurity incident could disrupt our operations, compromise or corrupt our confidential information or damage our reputation, all of which could negatively impact our business and financial results.
Our business is highly dependent on our ability to process and monitor a large number of transactions across markets and in multiple currencies. As we expand geographically, maintaining the security of our information technology systems and infrastructure becomes more significant and challenging. The three primary risks we face from a cybersecurity incident are operational disruption, the exposure of private data including, customer information, our employees' personally identifiable information, or proprietary business information such as underwriting and collections methodologies and reputational damage. As our reliance on technology has increased, so have the risks posed to our systems, some of which are internal, some hosted in the cloud and others we have outsourced.
Although we take preventive steps, including patching our systems and infrastructure, monitoring and blocking malicious traffic with intrusion and detection prevention systems, monitoring firewalls to safeguard critical business applications, conducting regular external and internal security penetrations testing and supervising third party providers that have access to our systems, our computer systems, software and network, may still be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. To date, interruptions of our systems and infrastructure have been infrequent and have not had a material impact on operations. However, these measures, as well as our organization's increased awareness of our risk of a cybersecurity incident, do not guarantee that our business, reputation or financial results will not be impacted in a material adverse manner by such an incident. Should such a cybersecurity incident occur, we may be required to expend significant additional resources to notify affected consumers, modify our protective measures or to investigate and remediate vulnerabilities or other exposures. Additionally, we may be subject to fines, penalties, litigation costs and settlements and financial losses that may not be fully covered by our cybersecurity insurance.
The underperformance or failure of our information technology infrastructure, networks or communication systems could result in loss in productivity, loss of competitive advantage and business disruption.
We depend on effective information and communication systems to operate our business. We have also acquired and expect to acquire additional systems as a result of business acquisitions. Significant resources are required to maintain or enhance our existing information and telephone systems and to replace obsolete systems. Although we periodically upgrade, streamline, and integrate our systems and have invested in strategies to prevent a failure, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions, and similar events. Failure to adequately implement or maintain effective and efficient information systems with sufficiently advanced technological capabilities, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could cause us to lose our competitive advantage, divert management’s time, result in a loss of productivity or disrupt business operations, which could have a material adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters and primary domestic operations facilities are located in Norfolk, Virginia. In addition, at December 31, 2020, we had operational centers in the Americas (12 leased and three owned), Europe (11 leased) and Australia (one leased).
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
Refer to Note 15 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on Nasdaq Global Select Market under the symbol "PRAA." Based on information provided by our transfer agent and registrar, as of February 15, 2021, there were 46 holders of record.
Stock Performance
The following graph and subsequent table compare from December 31, 2015 to December 31, 2020, the cumulative stockholder returns assuming an initial investment of $100 in our common stock (PRAA), the stocks comprising the Nasdaq Financial 100 (IXF) and the stocks comprising the Nasdaq Global Market Composite Index (NQGM) at the beginning of the period. Any dividends paid during the five-year period are assumed to be reinvested.

	Ticker	2015	2016	2017	2018	2019	2020
PRA Group, Inc.	PRAA	$100	$113	$96	$70	$105	$114
Nasdaq Financial 100	IXF	$100	$126	$146	$134	$173	$179
Nasdaq Global Market Composite Index	NQGM	$100	$96	$120	$112	$155	$255
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of our common stock. We do not make or endorse any predictions as to our future stock performance.
Dividend Policy
Our board of directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends in the three years ended December 31, 2020; however, our board of directors may determine in the future to declare or pay dividends on our common stock. Our credit facilities and the indentures that govern our 2023 Notes and our 2025 Notes contain financial and other restrictive covenants, including restrictions on how we operate our business and our ability to pay dividends to our stockholders. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on conditions then existing, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors may consider relevant.

Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans see Note 12 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Share Repurchase Programs
None.
Item 6. Selected Financial Data.
None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans.
COVID-19
The COVID-19 outbreak, which was first reported in December 2019 and declared a global pandemic by the World Health Organization in March 2020, has impacted all countries in which we operate. In an effort to address the spread of COVID-19, the countries in which we operate have restricted travel, closed country borders, banned gatherings of unrelated individuals, quarantined and isolated infected individuals, closed schools and non-essential businesses and established criteria that must be met before businesses reopen. The global spread of COVID-19 has disrupted normal business operations and resulted in significant unemployment, recessionary economic trends and overall volatility, uncertainty and economic disruption.
To date, we have continued to operate our business considering governmental, legal and regulatory actions in response to the COVID-19 pandemic. We are able to monitor on a daily basis the impacts of COVID-19 on our business, operations and financial results and to take steps to mitigate adverse effects wherever possible. These include communicating with regulators and government officials concerning legislation and regulations, enabling employees to work remotely and implementing social distancing in the workplaces that remain open.
Specific impacts on our business, results of operations and financial condition during the year ended December 31, 2020 included:
•a reduction in U.S. staffing in mid-March 2020, which returned to almost normal levels by the end of April and remains at these levels;
•an increase in U.S. Core cash collections, which we believe was due to our increased ability to contact customers and customers choosing to use additional discretionary funds to voluntarily resolve their debts;
•a decrease in legal collection costs during the second quarter of 2020, as a result of the following, both of which have returned to normal levels to varying degrees over the remainder of 2020;
–a decrease in the volume of U.S. accounts sent through the legal channel, due to our decision to temporarily pause transitioning U.S. accounts into a legal eligible status; and
–a decrease in the volume of European accounts sent through the legal channel due to the closure of courts in many of the European countries in which we operate;
•a decrease in certain expenses such as communication expenses due to mailing decisions made as a result of the COVID-19 pandemic and interruptions in postal mailings and deliveries; and
•a decrease in portfolio purchases due to deferrals by sellers and lower levels of bankruptcy filings and charge-offs.
Funds generated from operations, cash collections on finance receivables, existing cash, available borrowings under our revolving credit facilities (including recent modifications to the terms of those facilities) and the addition of our senior notes, have been sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and portfolio purchases during the pandemic. We continue to monitor the need to expand our access to credit to fund the aforementioned business activities.
Our analysis of the current and future impact of COVID-19 on our operations is based on management’s constant monitoring of key data and information, including (1) changes in laws, regulations and governmental actions, (2) trends in the macroeconomic environment, consumer behavior and key operational metrics such as cash collections and (3) conditions in the nonperforming loan market. However, we cannot predict the full extent to which COVID-19 will impact our business, results of operations and financial condition due to the numerous evolving factors associated with the pandemic. See the "Risk Factors" in Item 1A of this Form 10-K.
Frequently Used Terms
We may use the following terminology throughout this Form 10-K:
•"Amortization rate" refers to cash collections applied to principal on finance receivables as a percentage of total cash collections (prior to the adoption of Accounting Standards Update ("ASU") ASU 2016-13, "Financial Instruments-Credit Losses" and ASU 2019-19, "Codification Improvements to Topic 326, Financial Instrument Credit Losses, collectively referred to as "ASC 326").

•"Buybacks" refers to purchase price refunded by the seller due to the return of ineligible accounts.
•"Cash collections" refers to collections on our owned finance receivables portfolios.
•"Cash receipts" refers to cash collections on our owned finance receivables portfolios plus fee income.
•"Change in expected recoveries" refers to the differences of actual recoveries received when compared to expected recoveries and the net present value of changes in estimated remaining collections.
•"Core" accounts or portfolios refer to accounts or portfolios that are nonperforming loans and are not in an insolvent status upon acquisition. These accounts are aggregated separately from insolvency accounts.
•"Estimated remaining collections" or "ERC" refers to the sum of all future projected cash collections on our owned finance receivables portfolios.
•"Insolvency" accounts or portfolios refer to accounts or portfolios of receivables that are in an insolvent status when we purchase them and as such are purchased as a pool of insolvent accounts. These accounts include IVAs, Trust Deeds in the UK, Consumer Proposals in Canada and bankruptcy accounts in the U.S., Canada, Germany and the UK.
•"Negative Allowance" refers to the present value of cash flows expected to be collected on our finance receivables, classified as an asset on the balance sheet.
•"Portfolio acquisitions" refers to all portfolios acquired as a result of a purchase, but also includes portfolios added as a result of a business acquisition.
•"Portfolio purchases" refers to all portfolios purchased in the normal course of business and excludes those added as a result of business acquisitions.
•"Portfolio income" reflects revenue recorded due to the passage of time using the effective interest rate calculated based on the purchase price of portfolios and estimated remaining collections.
•"Principal amortization" refers to cash collections applied to principal on finance receivables prior to the adoption of ASC 326.
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
•"Total estimated collections" or "TEC" refers to actual cash collections plus estimated remaining collections on our finance receivables portfolios.
Unless otherwise specified, references to 2020, 2019 and 2018 are for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. As of January 1, 2020 we adopted ASC 326 on a prospective basis. Prior period amounts were accounted for under ASC Topic 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). For further information refer to Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. The following table sets forth Consolidated Income Statement amounts as a percentage of total revenues for the periods indicated (dollars in thousands):

	2020		2019		2018
Revenues:
Portfolio income	$984,036	92.4%	$—	—%	$—	—%
Changes in expected recoveries	69,297	6.5	—	—	—	—
Income recognized on finance receivables	—	—	998,361	98.2	891,899	98.2
Fee income	9,748	0.9	15,769	1.5	14,916	1.6
Other revenue	2,333	0.2	2,951	0.3	1,441	0.2
Total revenues	1,065,414	100.0	1,017,081	100.0	908,256	100.0

Net allowance charges	—	—	(24,025)	(2.4)	(33,425)	(3.7)

Operating expenses:
Compensation and employee services	295,150	27.7	310,441	30.5	319,400	35.2
Legal collection fees	53,758	5.1	55,261	5.4	42,941	4.7
Legal collection costs	101,635	9.5	134,156	13.2	104,988	11.6
Agency fees	56,418	5.3	55,812	5.5	33,854	3.7
Outside fees and services	84,087	7.9	63,513	6.2	61,492	6.8
Communication	40,801	3.8	44,057	4.3	43,224	4.8
Rent and occupancy	17,973	1.7	17,854	1.8	16,906	1.9
Depreciation and amortization	18,465	1.7	17,464	1.7	19,322	2.1
Other operating expenses	47,426	4.5	46,811	4.6	47,444	5.1
Total operating expenses	715,713	67.2	745,369	73.2	689,571	75.9
Income from operations	349,701	32.8	247,687	24.4	185,260	20.4
Other income and (expense):
Gain on sale of subsidiaries	—	—	—	—	26,575	2.9
Interest expense, net	(141,712)	(13.2)	(141,918)	(14.0)	(121,078)	(13.3)
Foreign exchange gain/(loss)	2,005	0.2	11,954	1.2	(944)	(0.1)
Other	(1,049)	(0.2)	(364)	(0.1)	(316)	(0.1)
Income before income taxes	208,945	19.6	117,359	11.5	89,497	9.8
Income tax expense	41,203	3.9	19,680	1.9	13,763	1.5
Net income	167,742	15.7	97,679	9.6	75,734	8.3
Adjustment for net income attributable to noncontrolling interests	18,403	1.7	11,521	1.1	10,171	1.1
Net income attributable to PRA Group, Inc.	$149,339	14.0%	$86,158	8.5%	$65,563	7.2%

Year ended December 31, 2020 compared with year ended December 31, 2019
Cash Collections
Cash collections for the periods indicated were as follows (amounts in millions):

	2020	2019	Change
Americas Core	$1,271.9	$1,141.5	$130.4
Americas Insolvency	155.3	180.9	(25.6)
Europe Core	519.7	480.1	39.6
Europe Insolvency	58.9	38.8	20.1
Total cash collections	$2,005.8	$1,841.3	$164.5

Cash collections adjusted (1)	$2,005.8	$1,823.1	$182.7
(1) Cash collections adjusted refers to 2019 cash collections translated using 2020 exchange rates.
Cash collections were $2,005.8 million in 2020, an increase of $164.5 million, or 8.9%, compared to $1,841.3 million in 2019. The increase was largely due to our U.S. call center and other collections, including a higher level of collections through our digital platforms, increasing $144.4 million, or 23.3%, primarily due to what we believe to be various economic circumstances that have provided U.S. consumers with additional discretionary funds and a willingness to voluntarily resolve their debts. This was partially offset by a $14.6 million, or 3.8%, decrease in U.S. legal collections due to a shift in collections from the legal channel to the call centers and digital platforms. Additionally, Europe cash collections increased $59.7 million, or 11.5%, reflecting the impact of record 2019 purchases as well as strong 2020 purchases. Furthermore, Americas Insolvency cash collections decreased by $25.6 million, or 14.2%, mainly reflecting investment levels not offsetting the runoff of older portfolios.
Revenues
Revenue for the years indicated were as follows (amounts in thousands):

	2020	2019
Portfolio income	$984,036	$—
Changes in expected recoveries	69,297	—
Income recognized on finance receivables	—	998,361
Fee income	9,748	15,769
Other revenue	2,333	2,951
Total revenues	$1,065,414	$1,017,081
Total revenues were $1,065.4 million in 2020, an increase of $48.3 million, or 4.7%, compared to $1,017.1 million in 2019. The increase is largely due to record portfolio purchases in 2019 and significant cash collections overperformance primarily in the last three quarters of 2020 recorded as a component of Changes in expected recoveries. This overperformance was partially offset by adjustments to our ERCs to reflect our assumption that the overperformance was primarily due to acceleration in the timing of cash collections rather than an increase to total expected collections. We believe this to be an appropriate assumption as we have continued to generate unprecedented cash collections, primarily in the Americas call centers and digital platforms, with two consecutive record cash collections quarters following the record first quarter of 2020, deviating from typical seasonal patterns. We have assumed that these collections are accelerated due to economic circumstances providing consumers with additional discretionary funds and a willingness to voluntarily repay their debts. If we observe sustained performance over time supporting an increase in our total expected collections, there would be additional revenue in the future. Additionally, we made forecast adjustments deemed appropriate given the current environment.
Net Allowance Charges
In 2019, under ASC 310-30, net allowance charges were recorded for significant decreases in expected cash flows or a change in timing of cash flows which would otherwise require a reduction in the stated yield on a pool of accounts. Effective January 1, 2020, under ASC 326, changes to expected cash flows are recorded in changes in expected recoveries within revenues.

Operating Expenses
Total operating expenses were $715.7 million in 2020, a decrease of $29.7 million, or 4.0%, compared to $745.4 million in 2019.
Compensation and Employee Services
Compensation and employee service expenses were $295.2 million in 2020, a decrease of $15.2 million, or 4.9%, compared to $310.4 million in 2019. The decrease was primarily attributable to a reduction in the U.S. call center workforce due to efficiencies. Total full-time equivalents decreased 13.4% to 3,820 as of December 31, 2020 from 4,412 as of December 31, 2019. The decrease was slightly offset by a $3.7 million, or 34.2%, increase in share-based compensation expense due to improved actual performance compared to targets and a lower forfeiture rate.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $53.8 million in 2020, a decrease of $1.5 million, or 2.7%, compared to $55.3 million in 2019 primarily due to a slight decrease in external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $101.6 million in 2020, a decrease of $32.6 million, or 24.3%, compared to $134.2 million in 2019. The decrease was primarily due to a reduced number of accounts placed into the U.S. legal channel as a result of a shift in collections from the legal channel to the call centers and digital platforms.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $56.4 million in 2020 compared to $55.8 million in 2019.
Outside Fees and Services
Outside fees and services expenses were $84.1 million in 2020, an increase of $20.6 million, or 32.4%, compared to $63.5 million in 2019. The increase was primarily the result of higher consulting fees, corporate legal expenses and higher fees associated with processing an increased number of debit card transactions due to the increase in cash collections.
Communication
Communication expenses primarily represent postage and telephone related expenses incurred as a result of our collection efforts. Communication expenses were $40.8 million in 2020, a decrease of $3.3 million, or 7.5%, compared to $44.1 million in 2019. The decrease mainly reflects lower postage costs due to mailing decisions made during the COVID-19 pandemic and, to a lesser extent, telephone expenses as a result of improvements in data and analytics that drove efficiencies. These decreases were slightly offset by an increase in digital spending.
Interest Expense, Net
Interest expense, net was $141.7 million in 2020 compared to $141.9 million in 2019 as slightly lower overall levels of outstanding borrowings and lower variable interest rates were offset by the addition of senior notes at higher fixed interest rates.
Interest expense, net consisted of the following in 2020 and 2019 (amounts in thousands):

	2020	2019	Change
Interest on debt obligations and unused line fees	$96,979	$100,477	$(3,498)
Interest on senior notes	7,621	—	7,621
Coupon interest on convertible debt	17,064	20,700	(3,636)
Amortization of convertible debt discount	10,811	12,398	(1,587)
Amortization of loan fees and other loan costs	10,252	10,589	(337)
Interest income	(1,015)	(2,246)	1,231
Interest expense, net	$141,712	$141,918	$(206)

Net Foreign Currency Transaction Gains/(Losses)
Net foreign currency transaction gains were $2.0 million in 2020 compared to $12.0 million in 2019. The decrease was primarily related to lower foreign currency gains in Europe and U.S. dollar linked investments held in Brazil. In any given period, we may incur foreign currency transaction losses or gains from transactions in currencies other than the functional currency.
Income Tax Expense
Income tax expense was $41.2 million in 2020, an increase of $21.5 million, or 109.1%, compared to $19.7 million in 2019. The increase was primarily due to higher income before income taxes which increased $91.5 million, or 77.9% and some discrete items. The increase was partially offset by changes in foreign tax rates, return to provision adjustments and the mix of earnings among jurisdictions. In 2020 our effective tax rate was 19.7% compared to 16.8% in 2019.
Year Ended December 31, 2019 compared to year ended December 31, 2018
Refer to "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2019 Form 10-K for a discussion of our fiscal 2019 results compared to fiscal 2018.

Supplemental Performance Data
Finance Receivables Portfolio Performance
We purchase nonperforming loans from a variety of credit originators and segregate them into two main portfolio segments: Core or Insolvency, based on the status of the account upon acquisition. In addition, the accounts are further segregated into geographical regions based upon where the account was purchased. The accounts represented in the Insolvency tables below are those portfolios of accounts that were in an insolvency status at the time of purchase. This contrasts with accounts in our Core portfolios that file for bankruptcy/insolvency protection after we purchase them, which continue to be tracked in their corresponding Core portfolio. Core customers sometimes file for bankruptcy/insolvency protection subsequent to our purchase of the related Core portfolio. When this occurs, we adjust our collection practices to comply with bankruptcy/insolvency rules and procedures; however, for accounting purposes, these accounts remain in the original Core pool. Insolvency accounts may be dismissed voluntarily or involuntarily subsequent to our purchase of the Insolvency portfolio. Dismissal occurs when the terms of the bankruptcy are not met by the petitioner. When this occurs, we are typically free to pursue collection outside of bankruptcy procedures; however, for accounting purposes, these accounts remain in the original Insolvency pool.
Purchase price multiples can vary over time due to a variety of factors, including pricing competition, supply levels, age of the receivables acquired and changes in our operational efficiency. Purchase price multiples can also vary among types of finance receivables. For example, we generally incur lower collection costs on our Insolvency portfolio compared with our Core portfolio. This allows us, in general, to pay more for an Insolvency portfolio and experience lower purchase price multiples, while generating similar net income margins when compared with a Core portfolio.
When competition increases and/or supply decreases, pricing often becomes negatively impacted relative to expected collections, and the effective interest rates tend to trend lower. The opposite tends to occur when competition decreases and/or supply increases.
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
Revenue recognition under ASC 310-10 and ASC 326 is driven by estimates of the amount and timing of collections. We record new portfolio acquisitions at the purchase price which reflects the amount we expect to collect discounted at an effective interest rate. As portfolios are purchased during the year, the annual pool is aggregated and the blended effective interest rate will change to reflect new purchasing and new cash flow estimates until the end of the year. At that time, the effective interest rate is fixed at the amount we expect to collect discounted at the rate to equate purchase price to the recovery estimate. During the first year of purchase, we typically do not reforecast the portfolios' initial recovery estimate. Subsequent to the initial year, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of purchasing to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

Purchase Price Multiples as of December 31, 2020 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Estimated Purchase Price Multiple	Original Estimated Purchase Price Multiple (5)
Americas Core
1996-2010	$1,078,219	$3,398,610	$28,969	315%	240%
2011	209,602	720,510	19,048	344%	245%
2012	254,076	653,102	21,655	257%	226%
2013	390,826	896,381	36,759	229%	211%
2014	404,117	866,597	58,983	214%	204%
2015	443,114	927,497	132,263	209%	205%
2016	455,767	1,092,218	230,039	240%	201%
2017	532,851	1,210,475	367,123	227%	193%
2018	653,975	1,362,777	521,466	208%	202%
2019	581,476	1,240,122	717,793	213%	206%
2020	435,668	929,706	796,502	213%	213%
Subtotal	5,439,691	13,297,995	2,930,600
Americas Insolvency
1996-2010	606,395	1,382,682	1,105	228%	180%
2011	180,432	370,180	567	205%	155%
2012	251,395	392,605	256	156%	136%
2013	227,834	354,923	832	156%	133%
2014	148,420	218,485	2,045	147%	124%
2015	63,170	87,254	1,489	138%	125%
2016	91,442	116,918	9,209	128%	123%
2017	275,257	348,732	62,593	127%	125%
2018	97,879	130,683	66,033	134%	127%
2019	123,077	160,804	116,037	131%	128%
2020	62,130	84,622	78,098	136%	136%
Subtotal	2,127,431	3,647,888	338,264
Total Americas	7,567,122	16,945,883	3,268,864
Europe Core
2012	20,409	41,210	—	202%	187%
2013	20,334	25,448	—	125%	119%
2014	773,811	2,229,255	630,934	288%	208%
2015	411,340	734,276	274,714	179%	160%
2016	333,090	556,493	295,560	167%	167%
2017	252,174	353,557	194,165	140%	144%
2018	341,775	524,117	361,355	153%	148%
2019	518,610	778,422	630,040	150%	152%
2020	324,119	557,289	523,089	172%	172%
Subtotal	2,995,662	5,800,067	2,909,857
Europe Insolvency
2014	10,876	18,223	213	168%	129%
2015	18,973	29,023	2,512	153%	139%
2016	39,338	56,801	10,424	144%	130%
2017	39,235	49,142	20,019	125%	128%
2018	44,908	52,955	36,032	118%	123%
2019	77,218	101,891	77,854	132%	130%
2020	105,440	135,890	129,591	129%	129%
Subtotal	335,988	443,925	276,645
Total Europe	3,331,650	6,243,992	3,186,502
Total PRA Group	$10,898,772	$23,189,875	$6,455,366
(1)Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.
(2)For our non-US amounts, purchase price is presented at the exchange rate at the end of the year in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the portfolio are presented at the year-end exchange rate for the respective year of purchase.
(3)For our non-US amounts, TEC is presented at the year-end exchange rate for the respective year of purchase.
(4)For our non-U.S. amounts, ERC is presented at the December 31, 2020 exchange rate.
(5)The Original Estimated Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information For the Year Ended December 31, 2020 Amounts in thousands
Purchase Period	Cash Collections (1)	Portfolio Income (1)	Changes in Expected Recoveries (1)	Total Portfolio Revenue (1)(2)	Net Finance Receivables as of December 31, 2020 (3)
Americas Core
1996-2010	$18,838	$15,419	$(3,156)	$12,263	$6,140
2011	10,855	10,016	(3,722)	6,294	3,142
2012	11,805	10,055	(7,485)	2,570	6,761
2013	23,161	16,709	(10,833)	5,876	16,290
2014	31,921	23,563	(21,081)	2,482	25,525
2015	57,223	34,339	(14,111)	20,228	56,170
2016	105,905	59,388	796	60,184	93,024
2017	192,524	91,632	25,085	116,717	165,492
2018	337,697	135,689	32,123	167,812	286,204
2019	349,021	175,258	36,325	211,583	380,756
2020	132,945	78,573	18,114	96,687	398,271
Subtotal	1,271,895	650,641	52,055	702,696	1,437,775
Americas Insolvency
1996-2010	844	992	(128)	864	—
2011	483	406	79	485	—
2012	925	697	509	1,206	—
2013	1,311	1,310	11	1,321	—
2014	2,229	2,500	(734)	1,766	224
2015	7,909	4,036	(1,002)	3,034	898
2016	14,362	3,402	970	4,372	7,423
2017	58,826	15,607	(428)	15,179	51,771
2018	30,513	8,762	2,960	11,722	55,653
2019	31,360	11,293	3,480	14,773	97,250
2020	6,525	4,064	(869)	3,195	57,929
Subtotal	155,287	53,069	4,848	57,917	271,148
Total Americas	1,427,182	703,710	56,903	760,613	1,708,923
Europe Core
2012	1,218	687	531	1,218	—
2013	685	333	353	686	—
2014	149,782	106,875	11,173	118,048	168,604
2015	54,252	30,917	(575)	30,342	144,112
2016	48,333	26,722	(2,260)	24,462	172,697
2017	36,084	13,521	(5,500)	8,021	135,149
2018	71,253	26,261	3,519	29,780	235,099
2019	125,712	43,091	(2,837)	40,254	416,812
2020	32,339	12,507	6,199	18,706	309,229
Subtotal	519,658	260,914	10,603	271,517	1,581,702
Europe Insolvency
2014	802	511	69	580	90
2015	2,871	1,367	49	1,416	1,627
2016	7,950	3,047	(204)	2,843	7,583
2017	9,819	1,960	568	2,528	17,602
2018	10,315	2,935	(2,229)	706	31,143
2019	21,082	6,637	1,933	8,570	63,230
2020	6,046	2,955	1,605	4,560	102,888
Subtotal	58,885	19,412	1,791	21,203	224,163
Total Europe	578,543	280,326	12,394	292,720	1,805,865
Total PRA Group	$2,005,725	$984,036	$69,297	$1,053,333	$3,514,788
(1)For our non-U.S., amounts are presented using the average exchange rates during the current reporting period.
(2)Total Portfolio Revenue refers to Portfolio Income and Changes in Expected Recoveries combined.
(3)For our non-U.S. amounts, Net Finance Receivables are presented at the December 31, 2020 exchange rate.

Cash Collections by Year, By Year of Purchase (1) as of December 31, 2020 Amounts in millions
		Cash Collections
Purchase Period (2)	Purchase Price (2)(3)	1996-2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
Americas Core
1996-2010	$1,078.2	$1,990.5	$367.1	$311.5	$228.4	$157.7	$109.3	$70.2	$46.0	$34.4	$28.4	$18.8	$3,362.3
2011	209.6	—	62.0	174.5	152.9	108.5	73.8	48.7	32.0	21.6	16.6	10.9	701.5
2012	254.1	—	—	56.9	173.6	146.2	97.3	60.0	40.0	27.8	17.9	11.8	631.5
2013	390.8	—	—	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	23.2	859.6
2014	404.1	—	—	—	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	800.0
2015	443.1	—	—	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	798.7
2016	455.8	—	—	—	—	—	—	138.7	256.5	194.6	140.6	105.9	836.3
2017	532.9	—	—	—	—	—	—	—	107.3	278.7	256.5	192.5	835.0
2018	654.0	—	—	—	—	—	—	—	—	122.7	361.9	337.7	822.3
2019	581.5	—	—	—	—	—	—	—	—	—	143.8	349.0	492.8
2020	435.7	—	—	—	—	—	—	—	—	—	—	133.0	133.0
Subtotal	5,439.8	1,990.5	429.1	542.9	656.5	752.9	844.8	837.1	860.8	945.0	1,141.5	1,271.9	10,273.0
Americas Insolvency
1996-2010	606.4	390.9	261.2	270.4	231.0	158.9	51.2	8.6	4.6	2.5	1.4	0.8	1,381.5
2011	180.4	—	15.2	66.4	82.8	85.8	76.9	36.0	3.7	1.6	0.7	0.5	369.6
2012	251.4	—	—	17.4	103.6	94.1	80.1	60.7	29.3	4.3	1.9	0.9	392.3
2013	227.8	—	—	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	1.3	354.1
2014	148.4	—	—	—	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	216.4
2015	63.2	—	—	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	85.8
2016	91.4	—	—	—	—	—	—	18.9	30.4	25.0	19.9	14.4	108.6
2017	275.3	—	—	—	—	—	—	—	49.1	97.3	80.9	58.8	286.1
2018	97.9	—	—	—	—	—	—	—	—	6.7	27.4	30.5	64.6
2019	123.1	—	—	—	—	—	—	—	—	—	13.3	31.4	44.7
2020	62.1	—	—	—	—	—	—	—	—	—	—	6.6	6.6
Subtotal	2,127.4	390.9	276.4	354.2	469.9	458.4	344.2	249.8	222.4	207.9	180.9	155.3	3,310.3
Total Americas	7,567.2	2,381.4	705.5	897.1	1,126.4	1,211.3	1,189.0	1,086.9	1,083.2	1,152.9	1,322.4	1,427.2	13,583.3
Europe Core
2012	20.4	—	—	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	1.2	38.3
2013	20.3	—	—	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.7	23.3
2014	773.8	—	—	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	1,441.4
2015	411.3	—	—	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	433.6
2016	333.1	—	—	—	—	—	—	40.4	78.9	72.6	58.0	48.3	298.2
2017	252.2	—	—	—	—	—	—	—	17.9	56.0	44.1	36.1	154.1
2018	341.8	—	—	—	—	—	—	—	—	24.3	88.7	71.2	184.2
2019	518.6	—	—	—	—	—	—	—	—	—	47.9	125.7	173.6
2020	324.1	—	—	—	—	—	—	—	—	—	—	32.4	32.4
Subtotal	2,995.6	—	—	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.1	519.7	2,779.1
Europe Insolvency
2014	10.9	—	—	—	—	—	4.3	3.9	3.2	2.6	1.5	0.8	16.3
2015	19.0	—	—	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	24.0
2016	39.3	—	—	—	—	—	—	6.2	12.7	12.9	10.7	7.9	50.4
2017	39.2	—	—	—	—	—	—	—	1.2	7.9	9.2	9.8	28.1
2018	44.9	—	—	—	—	—	—	—	—	0.6	8.4	10.3	19.3
2019	77.2	—	—	—	—	—	—	—	—	—	5.1	21.1	26.2
2020	105.4	—	—	—	—	—	—	—	—	—	—	6.1	6.1
Subtotal	335.9	—	—	—	—	—	7.3	14.5	22.1	28.8	38.8	58.9	170.4
Total Europe	3,331.5	—	—	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	578.6	2,949.5
Total PRA Group	$10,898.7	$2,381.4	$705.5	$908.7	$1,142.5	$1,378.6	$1,539.6	$1,492.0	$1,512.3	$1,625.1	$1,841.3	$2,005.8	$16,532.8
(1) For our non-U.S. amounts, cash collections are presented using the average exchange rates during the cash collection period.
(2) Includes the finance receivables portfolios that were acquired through our business acquisitions.
(3) For our non-U.S. amounts, Purchase Price is presented at the exchange rate at the end of the year in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated Remaining Collections
The following chart shows our ERC of $6,455.4 million at December 31, 2020 by geographical region (amounts in millions).
The following chart shows our ERC by year as of December 31, 2020. The annual forecast amounts reflect our current estimate of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollar at the December 31, 2020 exchange rate (amounts in millions).
Seasonality
Although the year ended December 31, 2020 deviated from usual seasonal patterns due to the impact of COVID-19, typically cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.

Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated (amounts in thousands).

Cash Collections by Geography and Type
	2020				2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas Core	$286,524	$336,322	$343,269	$305,780	$276,639	$279,902	$294,243	$290,723
Americas Insolvency	36,048	37,344	38,685	43,210	40,801	45,759	49,770	44,613
Europe Core	141,471	131,702	115,145	131,340	126,649	118,917	117,635	116,858
Europe Insolvency	17,830	13,971	12,841	14,243	12,520	8,639	8,626	8,977
Total Cash Collections	$481,873	$519,339	$509,940	$494,573	$456,609	$453,217	$470,274	$461,171
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands).

Cash Collections by Source - Core Portfolios Only
	2020				2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Call Center and Other Collections	$296,865	$325,898	$319,236	$288,596	$262,570	$254,798	$264,478	$274,221
External Legal Collections	58,481	68,861	70,310	75,699	70,867	75,082	75,624	68,421
Internal Legal Collections	72,649	73,265	68,868	72,825	69,851	68,939	71,776	64,939
Total Core Cash Collections	$427,995	$468,024	$458,414	$437,120	$403,288	$398,819	$411,878	$407,581
Collections Productivity (U.S. Portfolio)
The following table displays a collections productivity measure for our U.S. Portfolios.

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2020	2019	2018	2017	2016
First Quarter	$172	$139	$121	$161	$168
Second Quarter	263	139	101	129	167
Third Quarter	246	124	107	125	177
Fourth Quarter	204	128	104	112	153
(1)Represents total cash collections less internal legal cash collections, external legal cash collections and Insolvency cash collections from trustee-administered accounts.

Cash Efficiency Ratio
The following table displays our cash efficiency for the periods indicated.

Cash Efficiency Ratio (1)
	2020	2019	2018
First Quarter	61.5%	59.2%	60.7%
Second Quarter	68.7	60.4	60.1
Third Quarter	65.6	60.2	55.7
Fourth Quarter	61.9	59.7	55.0
Full Year	64.5	59.9	58.0
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.
Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2010. It also includes the acquisition date finance receivable portfolios that were acquired through our business acquisitions.
The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands).

Portfolio Acquisitions by Geography and Type
	2020				2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas Core	$67,460	$84,139	$110,474	$172,697	$118,153	$168,185	$121,996	$169,189
Americas Insolvency	12,504	14,328	14,527	20,772	22,650	26,311	26,092	48,243
Europe Core	137,647	74,930	34,247	60,990	218,919	64,728	136,344	94,283
Europe Insolvency	72,171	4,203	5,251	18,778	42,613	19,772	4,715	7,134
Total Portfolio Acquisitions	$289,782	$177,600	$164,499	$273,237	$402,335	$278,996	$289,147	$318,849

Portfolio Acquisitions by Stratifications (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 57 million customer accounts in the U.S. (amounts in thousands).

U.S. Portfolio Acquisitions by Major Asset Type
	2020								2019
	Q4		Q3		Q2		Q1		Q4
Major Credit Cards	$22,500	28.9%	$23,322	25.7%	$50,270	40.9%	$71,225	38.3%	$30,337	24.3%
Private Label Credit Cards	48,335	62.1	60,331	66.5	69,651	56.7	104,300	56.0	85,351	68.4
Consumer Finance	5,978	7.6	6,333	7.0	2,430	2.0	2,109	1.1	2,046	1.7
Auto Related	1,081	1.4	680	0.8	460	0.4	8,510	4.6	6,991	5.6
Total	$77,894	100.0%	$90,666	100.0%	$122,811	100.0%	$186,144	100.0%	$124,725	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2020								2019
	Q4		Q3		Q2		Q1		Q4
Fresh (1)	$21,985	33.6%	$25,236	33.1%	$28,847	26.6%	$51,126	30.9%	$35,330	34.6%
Primary (2)	1,002	1.5	5,187	6.8	9,887	9.1	18,152	11.0	5,796	5.7
Secondary (3)	41,164	63.0	44,534	58.3	67,609	62.5	92,855	56.1	52,899	51.8
Tertiary (3)	1,239	1.9	1,381	1.8	1,941	1.8	3,239	2.0	4,409	4.3
Other (4)	—	—	—	—	—	—	—	—	3,641	3.6
Total Core	65,390	100.0%	76,338	100.0%	108,284	100.0%	165,372	100.0%	102,075	100.0%
Insolvency	12,504		14,328		14,527		20,772		22,650
Total	$77,894		$90,666		$122,811		$186,144		$124,725
(1)Fresh accounts are typically past due 120 to 270 days, charged-off by the credit originator and are either being sold prior to any post-charge-off collection activity or placement with a third-party for the first time.
(2)Primary accounts are typically 360 to 450 days past due and charged-off and have been previously placed with one contingent fee servicer.
(3)Secondary and tertiary accounts are typically more than 660 days past due and charged-off and have been placed with two and three contingent fee servicers, respectively.
(4)Other accounts are typically two to three years or more past due and charged-off and have previously been worked by four or more contingent fee servicers.
Non-GAAP Financial Measures
We report financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, management uses certain non-GAAP financial measures including adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") to evaluate our operating and financial performance as well as to set performance goals. We present Adjusted EBITDA because we consider it an important supplemental measure of operations and financial performance. Management believes Adjusted EBITDA helps provide enhanced period-to-period comparability of operations and financial performance, as it excludes certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business, and is useful to investors as other companies in the industry report similar financial measures. Adjusted EBITDA should not be considered as an alternative to net income determined in accordance with GAAP. In addition, our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures presented by other companies.
Adjusted EBITDA is calculated starting with our GAAP financial measure, net income attributable to PRA Group, Inc. and is adjusted for:
•income tax expense (or less income tax benefit);
•foreign exchange loss (or less foreign exchange gain);
•interest expense, net (or less interest income, net);
•other expense (or less other income);
•depreciation and amortization;
•net income attributable to noncontrolling interests;

•loss on sale of subsidiaries (or less gain on sale of subsidiaries);
•recoveries applied to negative allowance less changes in expected recoveries for the year ended December 31, 2020; and
•collections applied to principal on finance receivables for the years ended December 31, 2019 and 2018.
The following table is a reconciliation of net income attributable to PRA Group, Inc., as reported in accordance with GAAP, to Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	2020	2019	2018
Net income attributable to PRA Group, Inc.	$149,339	$86,158	$65,563
Adjustments:
Income tax expense	41,203	19,680	13,763
Foreign exchange (gains)/losses	(2,005)	(11,954)	944
Interest expense, net	141,712	141,918	121,078
Other expense (1)	1,049	364	316
Depreciation and amortization	18,465	17,464	19,322
Adjustment for net income attributable to noncontrolling interests	18,403	11,521	10,171
Gain on sale of subsidiaries	—	—	(26,575)
Recoveries applied to negative allowance less Changes in expected recoveries	968,362	—	—
Collections applied to principal on finance receivables	—	842,910	733,306
Adjusted EBITDA	$1,336,528	$1,108,061	$937,888
(1) Other expense reflects non-operating expenses.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA. Debt to Adjusted EBITDA is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our Debt to Adjusted EBITDA at December 31 (amounts in thousands):

Debt to Adjusted EBITDA
	2020		2019
Borrowings	$2,661,289		$2,808,425
Adjusted EBITDA	$1,336,528		$1,108,061
Debt to Adjusted EBITDA	1.99	x	2.53	x

Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of December 31, 2020, cash and cash equivalents totaled $108.6 million. Of the cash and cash equivalent balance as of December 31, 2020, $97.0 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.

At December 31, 2020, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit (2)	$405,706	$675,094	$299,933
European revolving credit	1,171,890	168,110	108,110
Term loan	470,000	—	—
Senior Notes	300,000	—	—
Convertible Note	345,000	—	—
Less: Debt discounts and issuance costs	(31,307)	—	—
Total	$2,661,289	$843,204	$408,043
(1) Available borrowings after calculation of borrowing base and debt covenants as of December 31, 2020.
(2) Includes North American revolver and the Colombian revolver.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $146.3 million as of December 31, 2020). Interest-bearing deposits as of December 31, 2020 were $132.7 million.
We determined that we were in compliance with the covenants of our financing arrangements as of December 31, 2020.
We have the ability to slow the purchase of finance receivables if necessary, with low impact to current year cash collections. For example, we invested $905.1 million in portfolio acquisitions in 2020. The portfolios acquired in 2020 generated $178.1 million of cash collections, representing only 8.9% of 2020 cash collections.
Contractual obligations over the next year are primarily related to purchase commitments. As of December 31, 2020, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $501.9 million, of which $449.5 million is due within the next 12 months. The $501.9 million includes $324.1 million for the Americas and $177.8 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
Additionally, of our $2.7 billion borrowings at December 31, 2020, estimated interest, unused fees and principal payments for the next 12 months are approximately $119.6 million, of which, $11.1 million relates to principal. Our principal payment obligations related to debt maturities occur within three to five years as our European credit facility expires in February 2023, our Convertible Notes mature in June 2023, our North American credit facility expires in May 2024 and our Senior Notes mature in September 2025.
We continue to monitor the recent outbreak of COVID-19 on our operations and how that may impact our cash flows and our ability to settle debt.  As a result of COVID-19, global financial markets have experienced overall volatility and disruptions to capital and credit markets.  We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash, available borrowings under our revolving credit facilities, including recent modifications to the terms of those facilities, and access to the capital markets will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months. We may, however, seek to access the debt or equity capital markets as we deem appropriate, market permitting. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing from other sources.
For more information, see Note 7 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Cash Flows Analysis
The following table summarizes our cash flow activity for the years ended December 31, 2020 and 2019 (amounts in thousands):

	2020	2019	Change
Total cash provided by (used in):
Operating activities	$141,704	$133,388	$8,316
Investing activities	115,003	(441,190)	556,193
Financing activities	(252,100)	339,523	(591,623)
Effect of exchange rate on cash	(7,367)	(6,609)	(758)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(2,760)	$25,112	$(27,872)
Operating Activities
Cash provided by operating activities mainly reflects cash collections recognized as revenue partially offset by cash paid for operating expenses, interest and income taxes. Key drivers of operating activities were adjusted for (i) non-cash items included in net income such as provisions for unrealized gains and losses, changes in expected recoveries, depreciation and amortization, deferred taxes, fair value changes in equity securities and stock-based compensation as well as (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Net cash provided by operating activities increased $8.3 million, or 6.2%, during the year ended December 31, 2020 mainly driven by higher cash collections, lower operating expenses and the impact of unrealized foreign currency transactions.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects acquisitions of nonperforming loans.
Net cash provided by investing activities increased $556.2 million during the year ended December 31, 2020, primarily from a $327.8 million decrease in purchases of nonperforming loans, a $194.8 million increase in recoveries applied to negative allowance in the current year versus collections applied to principal on finance receivables in the prior year and $57.6 million of cash used related to a business acquisition during the first quarter of 2019. These changes were partially offset by $31.2 million of cash received during the first quarter of 2019 related to the sale of a subsidiary in the fourth quarter of 2018.
Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit, long-term debt and other debt.
Cash used in financing activities increased $591.6 million during the year ended December 31, 2020, primarily from a $828.9 million increase in payments on our lines of credit, a $287.4 million payment related to the settlement of our 2020 Notes, a $47.0 million increase in distributions paid to noncontrolling interests, net of contributions received and a $17.8 million decrease in cash provided by interest-bearing deposits. These changes were partially offset by a $303.2 million decrease in payments on long-term debt and $300.0 million of proceeds related to our senior notes.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax or withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $97.0 million and $109.7 million as of December 31, 2020 and 2019, respectively. Refer to the Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further information related to our income taxes and undistributed international earnings.

Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2020 as defined by Item 303(a)(4) of Regulation S-K promulgated under the Exchange Act.
Contractual Obligations
Our contractual obligations as of December 31, 2020 were as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$71,131	$11,679	$17,089	$12,500	$29,863
Revolving credit (1)	1,728,188	61,725	1,257,368	409,095	—
Long-term debt (2)	1,430,504	57,844	585,137	787,523	—
Purchase commitments (3)	501,927	449,536	52,391	—	—
Employment agreements	18,181	6,101	12,080	—	—
Derivatives (4)	45,432	15,351	25,556	4,525	—
Total (5)	$3,795,363	$602,236	$1,949,621	$1,213,643	$29,863
(1)Includes estimated interest and unused line fees due on our revolving credit facilities and assumes that the outstanding balances on the revolving credit facilities remain constant from the December 31, 2020 balances to maturity. See Note 7 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
(2)Includes scheduled interest and principal payments on our term loan, senior notes and convertible senior notes. See Note 7 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
(3)Reflects the maximum remaining amount to be purchased under forward flow and other contracts for the purchase of nonperforming loans.
(4)See Note 10 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.
(5)Amounts exclude unrecognized tax benefits, as the timing and amount of future cash payments are not determinable at this time. See Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets and liabilities.
Three of these policies are considered to be critical because they are important to the portrayal of our financial condition and results, and because they require management to make judgments and estimates that are difficult, subjective and complex regarding matters that are inherently uncertain.
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
Revenue Recognition - Finance Receivables
We account for the majority of our investment in finance receivables under the guidance of ASC Topic 310 "Receivables" ("ASC 310") and ASC Topic 326-20 "Financial Instruments - Credit Losses - Measured at Amortized Cost" ("ASC 326-20"). Revenue recognition for finance receivables involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the quantity and timing of future cash flows and economic lives of our pools of finance receivables. Significant changes in such estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool.
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
Valuation of Goodwill
In accordance with FASB ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), we evaluate Goodwill for impairment annually and more frequently if indicators of potential impairment exist. Goodwill is reviewed for potential impairment at the reporting unit level.
Goodwill is evaluated for impairment either under the qualitative assessment option or using a quantitative forecast approach depending on facts and circumstances of a reporting unit, including the excess of fair value over carrying amount in the last valuation, changes in the business environment and changes of the reporting unit or its composition. If upon evaluation of the qualitative factors, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no impairment loss to record and a quantitative assessment is not required. If the carrying amount exceeds the reporting unit’s fair value, then we are required to determine the reporting unit’s fair value and record as an impairment loss the amount the carrying value exceeds fair value, not to exceed the total amount of goodwill allocated to the respective reporting unit.
We determine the fair value of a reporting unit by applying the approaches prescribed under ASC Topic 820 "Fair Value Measurements and Disclosures": the income approach and the market approach. Depending on the availability of public data and suitable comparables, we may or may not use the market approach or we may emphasize the results from the approach differently. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows and a residual terminal value. Cash flow projections are based on management's estimates of revenue growth rates, operating margins, necessary working capital and capital expenditure requirements, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on prices and other relevant market transactions involving comparable publicly-traded companies with operating and investment characteristics similar to the reporting unit.
Income Taxes
We are subject to income taxes throughout the U.S. and in numerous international jurisdictions. These tax laws are complex and are subject to different interpretations by the taxpayer and the relevant government taxing authorities. When determining our domestic and international income tax expense, we make judgments about the application of these inherently complex laws.
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
We exercise significant judgment in estimating the potential exposure to unresolved tax matters and apply a more-likely-than-not criteria approach for recording tax benefits related to uncertain tax positions in the application of the complex tax laws. While actual results could vary, we believe we have adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters. We record interest and penalties related to unresolved tax matters as a component of income tax expense when the more-likely-than-not standards are met.
Beginning with the 2017 tax year, we used a revised tax accounting method to recognize net finance receivables income. Under this method, a portion of the annual collections are amortized and the remaining portion is taxable income. The deferred tax liability related to the difference in timing between the new method and the cost recovery method was incorporated evenly into our tax filings over four years, ending in tax year 2020.

In the event that all or part of the deferred tax assets are determined not to be realizable in the future, we would establish a valuation allowance and charge to earnings the impact in the period such a determination is made. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings. The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements see Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our activities are subject to various financial risks including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. Our financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on our financial performance. We may periodically enter into derivative financial instruments, typically interest rate and currency derivatives, to reduce our exposure to fluctuations in interest rates on variable-rate debt, fluctuations in currency rates and their impact on earnings and cash flows. We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments as these transactions were executed with a diversified group of major financial institutions with an investment-grade credit rating. Our intention is to spread our counterparty credit risk across a number of counterparties so that exposure to a single counterparty is minimized.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $2.0 billion as of December 31, 2020. Based on our current debt structure, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $2.7 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $4.3 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in other comprehensive income. All derivatives to which we have applied hedge accounting were evaluated and remain highly effective at December 31, 2020. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. In 2020, we generated $388.2 million of revenues from operations outside the U.S. and used 11 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PRA Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated income statements, statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has changed its method of accounting for expected credit losses for financial instruments as of January 1, 2020, due to the adoption of Accounting Standard Codification (ASC) Topic 326, Financial Instruments Credit Losses.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of the ASC Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the estimate of expected recoveries on purchased credit deteriorated assets

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s estimate of expected recoveries on purchased credit deteriorated assets as of December 31, 2020 was $3.5 billion, presented as finance receivables, net in the consolidated balance sheets, and the resulting changes in expected recoveries for the year ended December 31, 2020 were $69.3 million. The Company accounts for the estimate of expected recoveries and resulting changes in expected recoveries under the guidance of ASC Topic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. The Company develops its estimate of expected recoveries by applying a discounted cash flow methodology to its estimated remaining collections (“ERC”). Subsequent changes (favorable and unfavorable) in expected cash flows are recognized within changes in expected recoveries by adjusting the present value of increases or decreases in ERC at a constant effective interest rate. Factors that may contribute to the changes in expected cash flows include both external and internal factors such as trends in collections performance and operational activities. When the Company has an expectation of collecting cash flows at the portfolio level, a negative allowance is established for expected recoveries at an amount not to exceed the amount paid for the financial portfolios. The negative allowance is recorded as an asset and presented as finance receivables, net on the Company's consolidated balance sheets. The Company pools accounts with similar risk characteristics that are acquired in the same year.

We identified the assessment of the estimate of expected recoveries on purchased credit deteriorated assets as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and complex auditor judgment was involved in the assessment of the expected recoveries due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the methodology used to estimate recoveries, including the inputs and significant assumptions related to estimating the expected recoveries. Such inputs and significant assumptions include historical trends and actual performance versus projections and certain qualitative factors. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's process to develop (1) the methodology and estimate of expected recoveries, including controls over the inputs and significant assumptions, and (2) the performance monitoring of the expected recoveries and incorporation of qualitative factors into the estimate of expected recoveries. We evaluated the Company’s process to develop the estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in evaluating the methodology for compliance with U.S. generally accepted accounting principles and assessing the Company's estimates of expected recoveries, including the inputs and significant assumptions, for a selection of pools of finance receivables by comparing to historical trends. We also assessed the sufficiency of the audit evidence obtained related to the Company’s expected recoveries by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimate.

/s/ KPMG
We have served as the Company’s auditor since 2007.
Norfolk, Virginia
February 26, 2021

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2020 and 2019
(Amounts in thousands, except per share amounts)

	2020	2019
Assets
Cash and cash equivalents	$108,613	$119,774
Restricted cash	12,434	4,033
Investments	55,759	56,176
Finance receivables, net	3,514,788	3,514,165
Other receivables, net	13,194	10,606
Income taxes receivable	21,928	17,918
Deferred tax assets, net	83,205	63,225
Right-of-use assets	52,951	68,972
Property and equipment, net	58,356	56,501
Goodwill	492,989	480,794
Other assets	38,844	31,727
Total assets	$4,453,061	$4,423,891
Liabilities and Equity
Liabilities:
Accounts payable	$5,294	$4,258
Accrued expenses	97,320	88,925
Income taxes payable	29,692	4,046
Deferred tax liabilities, net	40,867	85,390
Lease liabilities	57,348	73,377
Interest-bearing deposits	132,739	106,246
Borrowings	2,661,289	2,808,425
Other liabilities	54,986	26,211
Total liabilities	3,079,535	3,196,878
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,585 shares issued and outstanding at December 31, 2020; 100,000 shares authorized, 45,416 shares issued and outstanding at December 31, 2019	456	454
Additional paid-in capital	75,282	67,321
Retained earnings	1,511,970	1,362,631
Accumulated other comprehensive loss	(245,791)	(261,018)
Total stockholders' equity - PRA Group, Inc.	1,341,917	1,169,388
Noncontrolling interests	31,609	57,625
Total equity	1,373,526	1,227,013
Total liabilities and equity	$4,453,061	$4,423,891
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2020, 2019 and 2018
(Amounts in thousands, except per share amounts)

	2020	2019	2018
Revenues:
Portfolio income	$984,036	$—	$—
Changes in expected recoveries	69,297	—	—
Income recognized on finance receivables	—	998,361	891,899
Fee income	9,748	15,769	14,916
Other revenue	2,333	2,951	1,441
Total revenues	1,065,414	1,017,081	908,256

Net allowance charges	—	(24,025)	(33,425)

Operating expenses:
Compensation and employee services	295,150	310,441	319,400
Legal collection fees	53,758	55,261	42,941
Legal collection costs	101,635	134,156	104,988
Agency fees	56,418	55,812	33,854
Outside fees and services	84,087	63,513	61,492
Communication	40,801	44,057	43,224
Rent and occupancy	17,973	17,854	16,906
Depreciation and amortization	18,465	17,464	19,322
Other operating expenses	47,426	46,811	47,444
Total operating expenses	715,713	745,369	689,571
Income from operations	349,701	247,687	185,260
Other income and (expense):
Gain on sale of subsidiaries	—	—	26,575
Interest expense, net	(141,712)	(141,918)	(121,078)
Foreign exchange gain/(loss)	2,005	11,954	(944)
Other	(1,049)	(364)	(316)
Income before income taxes	208,945	117,359	89,497
Income tax expense	41,203	19,680	13,763
Net income	167,742	97,679	75,734
Adjustment for net income attributable to noncontrolling interests	18,403	11,521	10,171
Net income attributable to PRA Group, Inc.	$149,339	$86,158	$65,563
Net income per share attributable to PRA Group, Inc.:
Basic	$3.28	$1.90	$1.45
Diluted	$3.26	$1.89	$1.44
Weighted average number of shares outstanding:
Basic	45,540	45,387	45,280
Diluted	45,860	45,577	45,413
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2020, 2019 and 2018
(Amounts in thousands)

	2020	2019	2018
Net income	$167,742	$97,679	$75,734
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	20,056	(6,359)	(63,505)
Cash flow hedges	(20,261)	(13,132)	44
Debt securities available-for-sale	171	39	(83)
Other comprehensive loss	(34)	(19,452)	(63,544)
Total comprehensive income	167,708	78,227	12,190
Less comprehensive income attributable to noncontrolling interests	3,141	10,978	10,129
Comprehensive income attributable to PRA Group, Inc.	$164,567	$67,249	$2,061
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2020, 2019 and 2018
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance at December 31, 2017	45,189	$452	$53,870	$1,214,840	$(178,607)	$50,162	$1,140,717
Cumulative effect of change in accounting principle - equity securities (1)	—	—	—	(3,930)	—	—	(3,930)
Balance at January 1, 2018	45,189	$452	$53,870	$1,210,910	$(178,607)	$50,162	$1,136,787
Components of comprehensive income, net of tax:
Net income	—	—	—	65,563	—	10,171	75,734
Currency translation adjustment	—	—	—	—	(63,463)	(42)	(63,505)
Cash flow hedges	—	—	—	—	44	—	44
Debt securities available-for-sale	—	—	—	—	(83)	—	(83)
Distributions to noncontrolling interest	—	—	—	—	—	(33,271)	(33,271)
Vesting of restricted stock	115	1	(1)	—	—	—	—
Share-based compensation expense	—	—	8,521	—	—	—	8,521
Employee stock relinquished for payment of taxes	—	—	(2,087)	—	—	—	(2,087)
Purchase of noncontrolling interest	—	—	—	—	—	1,829	1,829
Balance at December 31, 2018	45,304	$453	$60,303	$1,276,473	$(242,109)	$28,849	$1,123,969
Components of comprehensive income, net of tax:
Net income	—	—	—	86,158	—	11,521	97,679
Currency translation adjustment	—	—	—	—	(5,816)	(543)	(6,359)
Cash flow hedges	—	—	—	—	(13,132)	—	(13,132)
Debt securities available-for-sale	—	—	—	—	39	—	39
Distributions to noncontrolling interest	—	—	—	—	—	(6,877)	(6,877)
Contributions from noncontrolling interest	—	—	—	—	—	24,675	24,675
Vesting of restricted stock	112	1	(1)	—	—	—	—
Shared-based compensation expense	—	—	10,717	—	—	—	10,717
Employee stock relinquished for payment of taxes	—	—	(1,609)	—	—	—	(1,609)
Other	—	—	(2,089)	—	—	—	(2,089)
Balance at December 31, 2019	45,416	$454	$67,321	$1,362,631	$(261,018)	$57,625	$1,227,013
Components of comprehensive income, net of tax:
Net income	—	—	—	149,339	—	18,403	167,742
Currency translation adjustments	—	—	—	—	35,317	(15,261)	20,056
Cash flow hedges	—	—	—	—	(20,261)	—	(20,261)
Debt securities available-for-sale	—	—	—	—	171	—	171
Distributions to noncontrolling interest	—	—	—	—	—	(30,276)	(30,276)
Contributions from noncontrolling interest	—	—	—	—	—	1,118	1,118
Vesting of restricted stock	169	2	(2)	—	—	—	—
Share-based compensation expense	—	—	14,387	—	—	—	14,387
Employee stock relinquished for payment of taxes	—	—	(3,299)	—	—	—	(3,299)
Other	—	—	(3,125)	—	—	—	(3,125)
Balance at December 31, 2020	45,585	$456	$75,282	$1,511,970	$(245,791)	$31,609	$1,373,526
(1) Reflects cumulative effect adjustment recorded to beginning retained earnings for the unrealized loss on investments in private equity funds.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2020, 2019 and 2018
(Amounts in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$167,742	$97,679	$75,734
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	14,387	10,717	8,521
Depreciation and amortization	18,465	17,464	19,322
Gain on sale of subsidiaries	—	—	(26,575)
Amortization of debt discount and issuance costs	21,063	22,987	22,057
Changes in expected recoveries	(69,297)	—	—
Deferred income taxes	(58,503)	(37,561)	(56,208)
Net unrealized foreign currency transactions	15,240	(4,543)	5,730
Fair value in earnings for equity securities	977	(5,826)	(3,502)
Net allowance charges	—	24,025	33,425
Other operating activities	(893)	(234)	—
Changes in operating assets and liabilities:
Other assets	(2,429)	3,313	(2,180)
Other receivables, net	(2,215)	6,300	(4,269)
Accounts payable	914	(2,070)	1,321
Income taxes payable, net	22,001	(12,375)	9,390
Accrued expenses	7,767	11,632	(1,334)
Other liabilities	6,496	1,149	(566)
Right of use assets/lease liabilities	(11)	731	—
Net cash provided by operating activities	141,704	133,388	80,866
Cash flows from investing activities:
Purchases of property and equipment, net	(17,230)	(18,033)	(20,521)
Purchases of finance receivables	(903,588)	(1,231,351)	(1,105,759)
Recoveries applied to negative allowance	1,037,659	—	—
Collections applied to principal on finance receivables	—	842,910	733,306
Purchase of investments	(45,229)	(83,291)	(42,622)
Proceeds from sales and maturities of investments	43,391	75,008	25,909
Business acquisition, net of cash acquired	—	(57,610)	—
Proceeds from sale of subsidiaries, net	—	31,177	4,905
Cash received upon consolidation of Polish investment fund	—	—	17,531
Net cash provided by/(used in) investing activities	115,003	(441,190)	(387,251)
Cash flows from financing activities:
Proceeds from lines of credit	1,290,799	1,340,700	737,464
Principal payments on lines of credit	(1,557,186)	(728,282)	(403,348)
Payments on convertible senior notes	(287,442)	—	—
Proceeds from senior notes	300,000	—	—
Proceeds from long-term debt	55,000	—	—
Principal payments on long-term debt	(10,000)	(313,165)	(10,000)
Payments of origination costs and fees	(17,218)	—	(2,260)
Tax withholdings related to share-based payments	(3,301)	(1,609)	(2,087)
Cash paid for purchase of portion of noncontrolling interest	—	(1,255)	(1,664)
Distributions paid to noncontrolling interest	(30,276)	(6,877)	(14,486)
Contributions from noncontrolling interest	1,118	24,675	—
Net increase/(decrease) in interest-bearing deposits	9,591	27,427	(8,693)
Other financing activities	(3,185)	(2,091)	—
Net cash (used in)/provided by financing activities	(252,100)	339,523	294,926
Effect of exchange rate on cash	(7,367)	(6,609)	(10,362)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(2,760)	25,112	(21,821)
Cash, cash equivalents and restricted cash, beginning of year	123,807	98,695	120,516
Cash, cash equivalents and restricted cash, end of year	$121,047	$123,807	$98,695
Supplemental disclosure of cash flow information:
Cash paid for interest	$117,986	$119,424	$97,475
Cash paid for income taxes	80,856	68,979	73,483

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
On March 11, 2020, due to the global outbreak of the novel coronavirus ("COVID-19"), the World Health Organization declared a global pandemic. Since the initial outbreak was reported, COVID-19 has continued to adversely impact all countries in which the Company operates. As a result, the Company has taken steps to modify its operations to mitigate adverse effects where possible while conforming with various COVID-19 protocols within the countries in which it operates. These actions have allowed the Company to operate its business while minimizing disruption and complying with country-specific, federal, state and local laws, regulations and governmental actions related to the pandemic.
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
Beginning January 1, 2020, the Company implemented Accounting Standards Update ("ASU") ASU 2016-13, "Financial Instruments - Credit Losses" ("Topic 326") ("ASU 2016-13") and ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" ("ASU 2019-11"), collectively referred to as "ASC 326", on a prospective basis. Prior to January 1, 2020, the vast majority of the Company's investment in finance receivables were accounted for under ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). Refer to Note 2.
Reclassification of prior year presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, restricted cash is now presented as a separate line item on the Consolidated Balance Sheets and was previously included within Other assets. Furthermore, intangible assets, net is now included within Other assets on the Consolidated Balance Sheets.
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
Foreign currency: Assets and liabilities have been translated to the reporting currency using the exchange rates in effect on the Consolidated Balance Sheets dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of international subsidiaries are recorded in Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Equity.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.
Revenues and long-lived assets by geographical location: Revenue for the years ended December 31, 2020, 2019 and 2018, and long-lived assets held at December 31, 2020 and 2019, both for the U.S., the Company's country of domicile, and outside of the U.S. were (amounts in thousands):

	Years Ended December 31,			As of December 31,
	2020	2019	2018	2020	2019
	Revenues (2)			Long-Lived Assets
United States	$677,234	$673,264	$619,172	$99,271	$112,233
United Kingdom	132,749	120,377	99,817	2,500	3,553
Others (1)	255,431	223,440	189,267	9,536	9,687
Total	$1,065,414	$1,017,081	$908,256	$111,307	$125,473
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
Restricted cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash on the Company's Consolidated Balance Sheets.
Concentrations of credit risk: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments, derivative instruments and finance receivables.
Accumulated other comprehensive loss: The Company records unrealized gains and losses on certain available-for-sale investments and foreign currency translation adjustments in other comprehensive income ("OCI"). Unrealized gains and losses on available for sale investments are reclassified to earnings as the gains or losses are realized upon sale of the securities. Translation gains or losses on foreign currency translation adjustments are reclassified to earnings upon the substantial sale or liquidation of investments in international operations. For the Company’s financial derivative instruments that are designated as hedging instruments, the change in fair value of the derivative is recorded in OCI.
Investments:
Debt Securities: The Company accounts for its investments in debt securities under the guidance of ASC Topic 320, "Investments-Debt Securities" ("ASC 320"). The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair market value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in stockholders' equity. If the fair value of the investment falls below its carrying amount and the decline is deemed to be other than temporary, the investment is written down, with a corresponding charge to earnings.
Equity Securities: The Company accounts for its investments in equity securities in accordance with ASC Topic 321, "Investments-Equity Securities" ("ASC 321"), which requires that investments in equity securities be measured at fair value with changes in unrealized gains and losses reported in earnings.
Equity Method Investments: Equity investments that are not consolidated, but over which the Company exercises significant influence, are accounted for in accordance with ASC Topic 323, "Investments—Equity Method and Joint Ventures" ("ASC 323"). Whether or not the Company exercises significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under

PRA Group, Inc.
Notes to Consolidated Financial Statements
the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Income Statements; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Other revenue’’ in the Consolidated Income Statements. The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘Investments’’ in the Company’s Consolidated Balance Sheets.
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
Finance receivables and income recognition: The Company accounts for its investment in finance receivables at amortized cost under the guidance of ASC Topic 310 "Receivables" ("ASC 310") and ASC 326. ASC 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.
Credit quality information: The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms. The Company accounts for the portfolios in accordance with the guidance for purchased credit deteriorated ("PCD") assets. The initial allowance for credit losses is added to the purchase price rather than recorded as a credit loss expense. The Company has established a policy to write off the amortized cost of individual assets when it deems probable that it will not collect on an individual asset. Due to the deteriorated credit quality of the individual accounts, the Company may write off the unpaid principal balance of all accounts in a portfolio at the time of acquisition. However, when the Company has an expectation of collecting cash flows at the portfolio level, a negative allowance is established for expected recoveries at an amount not to exceed the amount paid for the financial portfolios. The negative allowance is recorded as an asset and presented as Finance receivables, net on the Company's Consolidated Balance Sheets.
Portfolio segments: The Company develops systematic methodologies to determine its allowance for credit losses at the portfolio segment level. The Company’s nonperforming loan portfolio segments consist of two broad categories: Core and Insolvency. The Company’s Core portfolios contain loan accounts that are in default, which were purchased at a substantial discount to face value because either the credit originator and/or other third-party collection agencies have been unsuccessful in collecting the full balance owed. The Company’s Insolvency portfolios contain loan accounts that are in default and the customer is involved in a bankruptcy or insolvency proceeding and the accounts were purchased at a substantial discount to face value. Each of the two broad portfolio segments of purchased nonperforming loan portfolios consist of large numbers of homogeneous receivables with similar risk characteristics.
Effective interest rate and accounting pools: Within each portfolio segment, the Company pools accounts with similar risk characteristics that are acquired in the same year. Similar risk characteristics generally include portfolio segment and geographic region. The initial effective interest rate of the pool is established based on the purchase price and expected recoveries of each individual purchase at the purchase date. During the year of acquisition, the annual pool is aggregated, and the blended effective interest rate will adjust to reflect new acquisitions and new cash flow estimates until the end of the year. The effective interest rate for a pool is fixed for the remaining life of the pool once the year has ended.

Methodology: The Company develops its estimates of expected recoveries in the Consolidated Balance Sheets by applying discounted cash flow methodologies to its estimated remaining collections ("ERC") and recognizes income over the estimated life of the pool at the constant effective interest rate of the pool. Subsequent changes (favorable and unfavorable) in expected cash flows are recognized within Changes in expected recoveries in the Consolidated Income Statements by adjusting the present value of increases or decreases in ERC at a constant effective interest rate. Amounts included in the estimate of recoveries do not exceed the aggregate amount of the amortized cost basis previously written off or expected to be written off.

The measurement of expected recoveries is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Development of the Company’s forecasts rely on both quantitative and qualitative factors. Qualitative factors can include both external and internal information and consider management’s view on available facts and circumstances at each reporting period. More specifically, external factors that may have an impact on the collectability, and subsequently on the overall profitability of acquired portfolios of nonperforming loans, would include new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of acquired portfolios of nonperforming loans, would include necessary revisions to initial and post-acquisition scoring and modeling estimates, operational activities, expected impact of operational strategies and changes in productivity related to turnover and tenure of the Company's collection staff.

PRA Group, Inc.
Notes to Consolidated Financial Statements

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
Prior to ASC 326: The Company accounts for its investment in finance receivables under the guidance of ASC 310-30. The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms. At acquisition, the Company reviews the accounts to determine whether there is evidence of deterioration of credit quality since origination, and if it is probable that the Company will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, the Company then determines whether each such account is to be accounted for individually or whether such accounts will be assembled into pools based on common risk characteristics. The Company considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each acquired portfolio based on the Company's proprietary models, and the Company subsequently aggregates portfolios of accounts into quarterly pools. The Company determines the excess of the pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the pool's cash flows expected to be collected over the amount paid, is accreted into income recognized on finance receivables over the remaining estimated life of the pool (accretable yield). ASC 310-30 requires that the excess of the contractual cash flows over expected cash flows, based on the Company's estimates derived from proprietary collection models, not be recognized as an adjustment of revenue or expense or on the balance sheet.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost. Maintenance and repairs are expensed as incurred. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment are generally amortized or depreciated over three to five years. Furniture and fixtures are depreciated over five to ten years. Equipment is depreciated over five to seven years. Leasehold improvements are depreciated over the lesser of the useful life, which ranges from three to ten years, or the remaining term of the lease. Building improvements are depreciated straight-line over ten to 39 years. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the Company's Consolidated Income Statements.
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
Goodwill: Goodwill, in accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), is not amortized but rather is reviewed for impairment annually or more frequently if indicators of potential impairment exist. On January 1, 2020, the Company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). The Company performs its annual assessment of goodwill as of October 1. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an impairment loss is recognized. The loss will be recorded at the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the respective reporting unit.
Convertible senior notes: The Company accounts for its 3.50% Convertible Notes due 2023 (the "2023 Notes" or "Convertible Notes") in accordance with ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470-20"). ASC 470-20 requires that, for convertible debt instruments that must be settled fully or partially in cash upon conversion, issuers must separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the expected life of a similar liability that does not have an associated equity component, using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification under ASC 815-40, "Derivatives and Hedging - Contracts in an Entity's Own Equity." Transaction costs incurred with third parties are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
For diluted earnings per share purposes, based upon the Company's intent and ability to settle conversions of the Convertible Notes through a combination of cash and shares, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company's common stock during any quarter exceeds $60.11, which is 130% of the conversion price. During the respective periods from when the 2023 Notes were issued through December 31, 2020, the average share price of the Company's common stock did not exceed $60.11 during any quarter.
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
The Company is subject to income taxes throughout the U.S. and in numerous international jurisdictions. The Company recognizes the financial statement benefits of a tax position if it is more likely than not to be sustained in the event of challenges by relevant taxing authorities based on the technical merit. The amounts of benefit to recognize in the financial statements are the largest benefits that have a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authorities. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense when the more likely than not standards are not met.
In preparation of the Consolidated Financial Statements, the Company exercises significant judgment in estimating the potential exposure to unresolved tax matters and applies a more likely than not criteria approach for recording tax benefits related to uncertain tax positions in the application of complex tax laws. While actual results could vary, the Company believes it has adequate tax accruals with respect to the ultimate outcome of such tax matters.
The Company, in the event that all or part of the deferred tax assets are determined not to be realizable in the future, would establish a valuation allowance and charge to earnings the impact in the period such a determination is made. If the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings.
Leases: Beginning in 2019, the Company accounts for leases in accordance with ASC 2016-02, "Leases (Topic 842) Section A - Leases: Amendments to the FASB Account Standards Codification" ("ASC 842"). ASC 842 requires that a lessee should recognize a liability for future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet.
The Company's operating lease portfolio primarily includes corporate offices and call centers. The majority of its leases have remaining lease terms of one year to 15 years, some of which include options to extend the leases for five years, and others include options to terminate the leases within one year. Exercises of lease renewal options are typically at the Company's sole discretion and are included in its right-of-use ("ROU") assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The Company follows the guidance of ASC Topic 815 "Derivatives and Hedging" ("ASC 815") to account for its derivatives. All of the Company's outstanding derivative financial instruments are recognized in the balance sheet at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of Accumulated other comprehensive loss. Amounts in Accumulated other comprehensive loss are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported in earnings. The Company realizes gains and losses from derivative instruments in the same financial statement line item as the hedged item/forecasted transaction. Changes in unrealized gains and losses for derivatives not designated in a hedge accounting relationship are recorded directly in earnings each period and are also recorded in the same financial statement line item as the hedged item/forecasted transaction. Cash flows from the settlement of derivatives, including both economic hedges and those designated in hedge accounting relationships, appear in the Consolidated Statements of Cash Flows in the same categories as the cash flows of the hedged item.
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
Commitments and contingencies: The Company is subject to various claims and contingencies related to lawsuits, certain taxes and commitments under contractual and other obligations. The Company recognizes liabilities for commitments and contingencies when a loss is probable and estimable. The Company expenses related legal costs as incurred. For additional information, see Note 15.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Recent accounting pronouncements:
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
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The Company adopted ASU 2018-13 on January 1, 2020 which had no impact to the Company's Notes to Consolidated Financial Statements.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. ASU 2020-04 is effective immediately for a limited time through December 31, 2022. The Company is evaluating the impact of ASU 2020-04 but does not expect it will have a material impact on its Consolidated Financial Statements.
Recently issued accounting standards not yet adopted:
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments and calculating income taxes in interim periods. Additionally, it adds guidance to reduce complexity in certain areas, including recognizing taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company has evaluated the impact of ASU 2019-12 on its Consolidated Financial Statements and has adopted the standard on January 1, 2021. The Company does not expect adoption to have a material impact on its Consolidated Financial Statements.
Investments-Equity Securities
In January 2020, the FASB issued ASU 2020-01 "Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815" ("ASU 2020-01"). ASU 2020-01 clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. Additionally, it clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. This standard is effective for public entities for financial statements issued for fiscal years and interim periods beginning after

PRA Group, Inc.
Notes to Consolidated Financial Statements
December 15, 2020. The Company is evaluating the impact of ASU 2020-01 but does not expect adoption to have a material impact on its Consolidated Financial Statements.
Accounting for Convertible Instruments
In August 2020, the FASB issued ASU 2020-06, "Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity 's Own Equity (Subtopic 815-40) —Accounting for Convertible Instruments and Contracts in an Entity 's Own Equity" ("ASU 2020-06"). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Additionally, ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for public entities for financial statements issued for fiscal years and interim periods beginning after December 15, 2021 with early adoption permitted for the fiscal years beginning after December 15, 2020. The Company will early adopt the amended guidance on January 1, 2021 using a modified retrospective transition method. The Company does not expect adoption to have a material impact on its Consolidated Financial Statements.
The Company does not expect that any other recently issued accounting pronouncements will have a material impact on its Consolidated Financial Statements.
2. Change in Accounting Principle:
Financial Instruments - Credit Losses
In June 2016, FASB issued ASU 2016-13, which introduced a new methodology requiring the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 utilizes a lifetime "expected credit loss" measurement objective for the recognition of credit losses for loans, held-to-maturity debt securities and other receivables measured at amortized cost. The new methodology requires an entity to present on the balance sheet the net amount expected to be collected. This methodology replaces the multiple impairment methods under prior GAAP, including for purchased credit impaired ("PCI") assets, and introduces the concept of PCD assets. The Company's PCI assets previously accounted for under ASC 310-30 are now accounted for as PCD assets upon adoption. ASU 2016-13 requires PCD assets to be recognized at their purchase price plus the allowance for credit losses expected at the time of acquisition. ASU 2016-13 also requires that financial assets should be written off when they are deemed uncollectible.
In November 2019, FASB issued ASU 2019-11, which amended the PCD asset guidance in ASU 2016-13 to clarify that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account. Additionally, expected recoveries should not exceed the aggregate of amounts previously written off and expected to be written off by an entity. Further, ASU 2019-11 clarifies that a negative allowance asset account is recognized when an entity determines, after a full or partial write off of the amortized cost basis, that it will recover all or a portion of the basis.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Following the transition guidance for PCD assets, the Company grossed up the amortized cost of its net finance receivables at January 1, 2020 as shown below (amounts in thousands):

Amortized cost	$3,514,165
Allowance for credit losses	125,757,689
Noncredit discount	3,240,131
Face value	$132,511,985

Allowance for credit losses	$125,757,689
Writeoffs, net	(125,757,689)
Expected recoveries	3,514,165
Initial negative allowance for expected recoveries	$3,514,165

3. Finance Receivables, net:
Finance Receivables, net after the adoption of ASC 326 (refer to Note 2)
Finance receivables, net consisted of the following at December 31, 2020 (amounts in thousands):

Amortized cost	$—
Negative allowance for expected recoveries (1)	3,514,788
Balance at end of year	$3,514,788
(1) The negative allowance balance includes certain portfolios of nonperforming loans for which the Company holds a beneficial interest representing approximately 1% of the balance.
Changes in the negative allowance for expected recoveries by portfolio segment for the year ended December 31, 2020 was as follows (amounts in thousands):

	For the Year Ended December 31, 2020
	Core	Insolvency	Total
Balance at beginning of year	$3,051,426	$462,739	$3,514,165
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	742,583	162,535	905,118
Foreign currency translation adjustment	54,735	9,132	63,867
Recoveries applied to negative allowance (2)	(891,925)	(145,734)	(1,037,659)
Changes in expected recoveries (3)	62,658	6,639	69,297
Balance at end of year	$3,019,477	$495,311	$3,514,788
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the year ended December 31, 2020 was as follows (amounts in thousands):

	For the Year Ended December 31, 2020
	Core	Insolvency	Total
Face value	$5,820,159	$887,134	$6,707,293
Noncredit discount	(710,636)	(53,357)	(763,993)
Allowance for credit losses at acquisition	(4,366,940)	(671,242)	(5,038,182)
Purchase price	$742,583	$162,535	$905,118

PRA Group, Inc.
Notes to Consolidated Financial Statements
The initial negative allowance recorded on portfolio acquisitions for the year ended December 31, 2020 was as follows (amounts in thousands):

	For the Year Ended December 31, 2020
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(4,366,940)	$(671,242)	$(5,038,182)
Writeoffs, net	4,366,940	671,242	5,038,182
Expected recoveries	742,583	162,535	905,118
Initial negative allowance for expected recoveries	$742,583	$162,535	$905,118
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the year ended December 31, 2020 was as follows (amounts in thousands):

	For the Year Ended December 31, 2020
	Core	Insolvency	Total
Recoveries (a)	$1,803,480	$218,215	$2,021,695
Less - amounts reclassified to portfolio income (b)	911,555	72,481	984,036
Recoveries applied to negative allowance	$891,925	$145,734	$1,037,659
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.
(b) For more information, refer to the Company's discussion of portfolio income within finance receivables and income recognition in Note 1.
(3) Changes in expected recoveries
Changes in expected recoveries for the year ended December 31, 2020 was as follows (amounts in thousands):

	For the Year Ended December 31, 2020
	Core	Insolvency	Total
Changes in expected future recoveries	$(207,982)	$(5,289)	$(213,271)
Recoveries received in excess of forecast	270,640	11,928	282,568
Changes in expected recoveries	$62,658	$6,639	$69,297
In order to evaluate the impact of the COVID-19 pandemic on expectations of future cash collections, the Company considered historical performance, current economic forecasts regarding the duration of the impact to short-term and long-term growth in the various geographies in which the Company operates, and evolving information regarding its effect on economic activity and consumer habits as conditions related to the pandemic continue to evolve. The Company also considered current collection activity in its determination to adjust the estimated timing of near-term ERC for certain pools. Based on these considerations, the Company’s estimates incorporate changes in both amounts and in the timing of expected cash collections over the forecast period.
For the year ended December 31, 2020, changes in expected recoveries were $69.3 million. This reflects $282.6 million in recoveries received in excess of forecast, which was largely due to significant cash collections overperformance during the last three quarters of 2020. This was mostly offset by a $213.3 million decrease in the present value of expected future recoveries. The decrease reflects the Company's assumption that the majority of the current year overperformance was primarily due to acceleration in the timing of cash collections rather than an increase to total expected collections. Additionally, the Company made forecast adjustments in all quarters deemed appropriate given the current environment in which the Company operates.
Changes in the Company’s assumptions regarding the duration and impact of COVID-19 to cash collections could change significantly as conditions evolve.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Finance Receivables, net prior to adoption of ASC 326
The following information reflects finance receivables, net as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which was under the previous revenue recognition accounting standard.
Changes in finance receivables, net, for the year ended 2019 was as follows (amounts in thousands):

2019
Balance at beginning of year	$3,084,777
Acquisitions of finance receivables (1)	1,274,317
Foreign currency translation adjustment	22,006
Cash collections	(1,841,271)
Income recognized on finance receivables	998,361
Net allowance charges	(24,025)
Balance at end of year	$3,514,165
(1) Includes portfolio purchases adjusted for buybacks and acquisition related costs and portfolios from the acquisition of a business in Canada made during the first quarter of 2019.
During the year ended December 31, 2019, the Company acquired finance receivable portfolios with a face value of $11.7 billion for $1.3 billion. At December 31, 2019, the estimated remaining collections on the receivables acquired during the year ended December 31, 2019 was $2.0 billion. At December 31, 2019, ERC was $6.8 billion.
At the time of acquisition and each quarter thereafter, the life of each pool is estimated based on projected amounts and timing of future cash collections using the proprietary models of the Company. Based upon current projections, estimated cash collections expected to be applied to principal are as follows for the 12-month periods ending December 31, (amounts in thousands):

2020	$831,769
2021	672,699
2022	500,597
2023	368,332
2024	263,785
2025	193,831
2026	156,456
2027	135,238
2028	125,673
2029	116,008
Thereafter	149,777
Total ERC expected to be applied to principal	$3,514,165
At December 31, 2019, the Company had aggregate net finance receivables balances in pools accounted for under the cost recovery method of $33.7 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in accretable yield for the year ended December 31, 2019 was as follows (amounts in thousands):

2019
Balance at beginning of year	$3,058,445
Income recognized on finance receivables	(998,361)
Net allowance charges	24,025
Additions from portfolio acquisitions	943,887
Reclassifications from nonaccretable difference	205,464
Foreign currency translation adjustment	6,671
Balance at end of year	$3,240,131
The following is a summary of activity within the Company's valuation allowance account, all of which relates to loans acquired with deteriorated credit quality, for the years ended December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Beginning balance	$257,148	$225,555
Allowance charges	38,662	48,856
Reversal of previous recorded allowance charges	(14,637)	(15,431)
Net allowance charges	24,025	33,425
Foreign currency translation adjustment	122	(1,832)
Ending balance	$281,295	$257,148

4. Investments:
Investments consisted of the following at December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Debt securities
Available-for-sale	$5,368	$5,052
Equity securities
Exchange traded funds	34,847	—
Private equity funds	6,123	7,218
Mutual funds	1,023	33,677
Equity method investments	8,398	10,229
Total investments	$55,759	$56,176
Debt Securities
Available-for-Sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of investments in debt securities at December 31, 2020 and 2019 were as follows (amounts in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,239	$129	$—	$5,368

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,095	$—	$43	$5,052
Equity Securities
Exchange traded funds: The Company invests in certain treasury bill exchange traded funds, which are accounted for as equity securities and carried at fair value. Gains and losses from these investments are included within Other income and (expense) in the Company's Consolidated Income Statements.
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
Equity Method Investments
The Company has an 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil, which is accounted for on the equity method because the Company exercises significant influence over RCB’s operating and financial activities. Accordingly, the Company’s investment in RCB is adjusted for the Company’s proportionate share of RCB’s earnings or losses, capital contributions made and distributions received.
5. Leases:
The Company leases office space and equipment under operating leases. The components of lease expense for the year ended December 31, 2020 and December 31, 2019 were as follows (amounts in thousands):

	2020	2019
Operating lease cost	$12,263	$12,008
Short-term lease cost	2,598	2,973
Total lease cost	$14,861	$14,981
Supplemental cash flow information and non-cash activity related to leases for the year ended December 31, 2020 and December 31, 2019 were as follows (amounts in thousands):

	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$12,416	$11,438

ROU assets (disposed)/obtained in exchange for operating lease obligations	$(7,506)	$80,725

PRA Group, Inc.
Notes to Consolidated Financial Statements
Lease term and discount rate information related to operating leases were as follows as of the date indicated:

	2020	2019
Weighted-average remaining lease terms (years)	9.1	10.7

Weighted-average discount rate	4.7%	4.9%
Maturities of lease liabilities at December 31, 2020, are as follows for the years ending December 31, (amounts in thousands):

Operating Leases
2021	$11,679
2022	9,697
2023	7,392
2024	6,348
2025	6,152
Thereafter	29,863
Total lease payments	$71,131
Less: imputed interest	13,783
Total	$57,348

6. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2020 and concluded that no goodwill impairment was necessary.
The following table represents the changes in goodwill for the years ended December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Balance at beginning of year	$480,794	$464,116
Changes:
Acquisition (1)	—	18,831
Foreign currency translation adjustment	12,195	(2,153)
Net change	12,195	16,678
Balance at end of year	$492,989	$480,794
(1) The $18.8 million addition to goodwill during the year ended December 31, 2019, was related to the acquisition of a business in Canada.

PRA Group, Inc.
Notes to Consolidated Financial Statements
7. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	December 31, 2020	December 31, 2019
Americas revolving credit	$405,706	$772,037
Europe revolving credit	1,171,890	1,017,465
Term loan	470,000	425,000
Senior Notes	300,000	—
Convertible Senior Notes	345,000	632,500
	2,692,596	2,847,002
Less: Debt discount and issuance costs	(31,307)	(38,577)
Total	$2,661,289	$2,808,425
The following principal payments are due on the Company's borrowings at December 31, 2020 for the years ending December 31, (amounts in thousands):

2021	$11,054
2022	10,983
2023	1,526,890
2024	843,669
2025	300,000
Total	$2,692,596
The Company determined that it was in compliance with the covenants of its financing arrangements as of December 31, 2020.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein, that it amended on August 26, 2020 (as amended and restated, the "North American Credit Agreement") to, among other things, increase the term loan by $55.0 million, reduce the aggregate commitments under the domestic revolving credit facility by $68.0 million, increase the Canadian revolving credit facility by $25.0 million, and extend the maturity date by two years.
The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $470.0 million term loan, (ii) a $1.0 billion domestic revolving credit facility and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sublimit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement) for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans. The revolving loans within the credit facilities are subject to a 0.75% floor. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2024. As of December 31, 2020, the unused portion of the North American Credit Agreement was $671.3 million. Considering borrowing base calculations as of December 31, 2020, the amount available to be drawn was $296.2 million.
The North American Credit Agreement is secured by a first priority lien on substantially all of the Company's North American assets. The North American Credit Agreement contains restrictive covenants and events of default including the following:
•the ERC borrowing base is 35% for all eligible core asset pools and 55% for all insolvency eligible asset pools;
•the consolidated total leverage ratio cannot exceed 3.50 to 1.0 as of the end of any fiscal quarter;

PRA Group, Inc.
Notes to Consolidated Financial Statements
•As of December 31, 2020, the consolidated senior secured leverage ratio cannot exceed 2.75 to 1.0 as of the end of any fiscal quarter until March 31, 2021. On March 31, 2021, the senior secured leverage ratio will decrease to 2.25 to 1.0 until maturity;
•subject to no default or event of default, cash dividends and distributions during any fiscal year cannot exceed $20.0 million; and
•the Company must maintain positive consolidated income from operations during any fiscal quarter.
The outstanding balances and weighted average interest rates by type of borrowing under the credit facility as of the dates indicated are as follows (dollar amounts in thousands):

	December 31, 2020		December 31, 2019
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$470,000	2.65%	$425,000	4.30%
Revolving credit facilities	403,669	3.25%	768,800	4.31%
European Revolving Credit Facility
European subsidiaries of the Company ("PRA Europe") are parties to a credit agreement with DNB Bank ASA for a Multicurrency Revolving Credit Facility (amended and restated, the "European Credit Agreement"). The European Credit Agreement provides for borrowings an aggregate amount of approximately $1.3 billion (subject to the borrowing base), accrues interest at the Interbank Offered Rate ("IBOR") plus 2.70% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.23% per annum, or 35% of the margin, is payable monthly in arrears, and matures February 19, 2023. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears, and matures February 19, 2023. As of December 31, 2020, the unused portion of the European Credit Agreement (including the overdraft facility) was $168.1 million. Considering borrowing base restrictions and other covenants as of December 31, 2020, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $108.1 million.
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
The outstanding balances and weighted average interest rates by type of borrowing under the European Credit Agreement as the dates indicated are as follows (dollar amounts in thousands):

	December 31, 2020		December 31, 2019
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Revolving credit facility	$1,171,890	3.74%	$1,017,465	4.31%
Colombian Revolving Credit Facility
PRA Group Colombia Holding SAS ("PRA Colombia"), are parties to a credit agreement with Bancolombia in an aggregate amount of approximately $5.8 million. As of December 31, 2020, the outstanding balance under the credit agreement was approximately $2.0 million, with a weighted average interest rate of 7.13%. The outstanding balance accrues interest at the Indicador Bavaria de Referencia rate ("IBR") plus a weighted average spread of 2.74%, is payable quarterly in arrears, amortizes quarterly, and matures on October 17, 2022 (per the credit agreement, maturity represents three years from the last

PRA Group, Inc.
Notes to Consolidated Financial Statements
draw). This credit facility is fully collateralized using time deposits with the lender. As of December 31, 2020, the unused portion of the Colombia Credit Agreement was $3.8 million.
Senior Notes due 2025
On August 27, 2020, the Company completed the private offering of $300.0 million in aggregate principal amount of its 7.375% Senior Notes due September 1, 2025 (the "2025 Notes" or "Senior Notes"). The 2025 Notes were issued pursuant to an Indenture dated August 27, 2020 (the "2020 Indenture"), between the Company and Regions Bank, as a trustee. The 2020 Indenture contains customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately. The 2025 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American Credit Agreement, subject to certain exceptions. Interest on the 2025 Notes is payable semi-annually, in arrears, on September 1 and March 1 of each year, beginning March 1, 2021.
On or after September 1, 2022, the 2025 Notes may be redeemed, in whole or in part, at a price equal to 103.688% of the aggregate principal amount of the 2025 Notes being redeemed. The applicable redemption price changes if redeemed during the 12-months beginning September 1 of each year to 101.844% for 2023 and then 100% for 2024 and thereafter.
In addition, on or before September 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2025 Notes at a redemption price of 107.375% plus accrued and unpaid interest subject to the rights of holders of the 2025 Notes with the net cash proceeds of a public offering of common stock of the Company provided that at least 60% in aggregate principal amount of the 2025 Notes remains outstanding immediately after the occurrence of such redemption and that such redemption will occur within 90 days of the date of the closing of such public offering.
In the event of a Change of Control (as defined in the 2020 Indenture), the Company must offer to repurchase all of the 2025 Notes (unless otherwise redeemed) at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the 2025 Notes at 100% of their principal amount plus accrued and unpaid interest.
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
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due June 1, 2023. The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2017. Prior to March 1, 2023, the 2023 Notes will be convertible only upon the occurrence of specified events. On or after March 1, 2023, the 2023 Notes will be convertible at any time. The Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice. As of December 31, 2020, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes had occurred.
The conversion rate for the 2023 Notes is initially 21.6275 shares per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $46.24 per share of the Company's common stock and is subject to adjustment in certain circumstances pursuant to the 2017 Indenture. Upon conversion, holders of the 2023 Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. The Company's intent is to settle conversions through combination settlement (i.e., the 2023 Notes would be converted into cash up to the aggregate principal amount and shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, for the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive

PRA Group, Inc.
Notes to Consolidated Financial Statements
effect when the average share price of the Company's common stock during any quarter exceeds $60.11, which is 130% of the conversion price as of December 31, 2020.
The Company determined that the fair value of the 2023 Notes at the date of issuance was approximately $298.8 million and designated the residual value of approximately $46.2 million as the equity component. Additionally, the Company allocated approximately $8.3 million of the $9.6 million issuance cost as debt issuance cost and the remaining $1.3 million as equity issuance cost.
The balances of the liability and equity components of the 2020 Notes and the 2023 Notes, collectively referred to as the "Convertible Senior Notes", outstanding were as follows as of the dates indicated (amounts in thousands):

	December 31, 2020	December 31, 2019
Liability component - principal amount	$345,000	$632,500
Unamortized debt discount	(20,603)	(31,414)
Liability component - net carrying amount	$324,397	$601,086
Equity component	$44,910	$76,216
The debt discount is being amortized into interest expense over the remaining life of the Convertible Senior Notes. The 2023 Notes accrue interest at an effective rate of 6.20%.
Interest expense related to the Convertible Senior Notes was as follows for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	2020	2019	2018
Interest expense - stated coupon rate	$17,064	$20,700	$20,700
Interest expense - amortization of debt discount	10,811	12,398	11,725
Total interest expense - Convertible Senior Notes	$27,875	$33,098	$32,425
Interest Expense, Net
The Company incurs interest expense on its borrowings, interest-bearing deposits, and interest rate derivative agreements. The Company earns interest income on certain of its cash and cash equivalents, restricted cash and its interest rate derivative agreements. Interest expense, net, was as follows for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	2020	2019	2018
Interest expense	$142,727	$144,165	$124,208
Interest income	(1,015)	(2,247)	(3,130)
Interest expense, net	$141,712	$141,918	$121,078

PRA Group, Inc.
Notes to Consolidated Financial Statements
8. Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Software	$66,947	$62,758
Computer equipment	23,740	20,847
Furniture and fixtures	17,978	16,324
Equipment	15,137	13,869
Leasehold improvements	17,403	16,709
Building and improvements	17,905	7,900
Land	1,407	1,296
Accumulated depreciation	(105,707)	(93,207)
Assets in process	3,546	10,005
Property and equipment, net	$58,356	$56,501
Depreciation expense relating to property and equipment for the years ended December 31, 2020, 2019 and 2018 was $15.6 million, $15.9 million and $15.1 million, respectively.
9. Fair Value:
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
The carrying amounts in the table are recorded in the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019 (amounts in thousands):

PRA Group, Inc.
Notes to Consolidated Financial Statements

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$108,613	$108,613	$119,774	$119,774
Restricted cash	12,434	12,434	4,033	4,033
Finance receivables, net	3,514,788	3,541,159	3,514,165	3,645,610
Financial liabilities:
Interest-bearing deposits	132,739	132,739	106,246	106,246
Revolving lines of credit	1,577,596	1,577,596	1,789,502	1,789,502
Term loan	470,000	470,000	425,000	425,000
Senior Notes	300,000	324,408	—	—
Convertible Senior Notes	324,397	376,012	601,086	648,968
Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The carrying amount and estimates of the fair value of the Company's debt obligations outlined above do not include any related debt issuance costs associated with the debt obligations. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:
Cash and cash equivalents and restricted cash: The carrying amount approximates fair value and quoted prices for identical assets in active markets. Accordingly, the Company estimates the fair value of cash and cash equivalents using Level 1 inputs.
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
Senior and Convertible Senior Notes: The fair value estimates for the Senior Notes and Convertible Senior Notes incorporate quoted market prices which were obtained from secondary market broker quotes which were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software, and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Furthermore, in the table above, carrying amount represents the portion of the Notes classified as debt, while estimated fair value pertains to the face amount.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying Consolidated Balance Sheets at December 31, 2020 and 2019 (amounts in thousands):

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,368	$—	$—	$5,368
Fair value through net income
Exchange traded funds	34,847	—	—	34,847
Mutual funds	1,023	—	—	1,023
Derivative contracts (recorded in other assets)	—	3,512	—	3,512
Liabilities:
Derivative contracts (recorded in other liabilities)	—	45,432	—	45,432

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,052	$—	$—	$5,052
Fair value through net income
Mutual funds	33,677	—	—	33,677
Derivative contracts (recorded in other assets)	—	875	—	875
Liabilities:
Derivative contracts (recorded in other liabilities)	—	23,663	—	23,663
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
Investments measured using net asset value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the NAV practical expedient was $6.1 million and $7.2 million as of December 31, 2020 and December 31, 2019, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
10. Derivatives:
The following table summarizes the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of the dates indicated (amounts in thousands):

	December 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$—	Other assets	$323
Interest rate contracts	Other liabilities	43,017	Other liabilities	17,807
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	3,512	Other assets	552
Foreign currency contracts	Other liabilities	2,415	Other liabilities	5,856
Derivatives designated as hedging instruments:
Changes in the fair value of derivative contracts designated as cash flow hedging instruments are recognized in OCI. As of December 31, 2020 and December 31, 2019, the notional amount of interest rate contracts designated as cash flow hedging instruments was $967.2 million and $959.0 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remained highly effective at December 31, 2020 and have initial terms of two to five years. The Company estimates that approximately $10.2 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months.
The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax
Derivatives designated as cash flow hedging instruments	2020	2019	2018
Interest rate contracts	$(28,101)	$(14,311)	$44

	Gain or (loss) reclassified from OCI into income
Location of gain or (loss) reclassified from OCI into income	2020	2019	2018
Interest expense, net	$(10,027)	$(1,457)	$—
Derivatives not designated as hedging instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of December 31, 2020 and December 31, 2019, the notional amount of foreign currency contracts that are not designated as hedging instruments was $500.8 million and $469.9 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s Consolidated Income Statements for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

		Amount of gain or (loss) recognized in income
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2020	2019	2018
Foreign currency contracts	Foreign exchange gain/(loss)	$24,009	$(7,008)	$4,011
Foreign currency contracts	Interest expense, net	(2,475)	(3,875)	(549)
Interest rate contracts	Interest expense, net	—	(492)	2,082

PRA Group, Inc.
Notes to Consolidated Financial Statements
11. Accumulated Other Comprehensive Loss:
The following table provides details about the reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2020 and 2019 (amounts in thousands):

Gains and losses on cash flow hedges	2020	2019	Affected line in the Consolidated Income Statements
Interest rate swaps	$(10,027)	$(1,457)	Interest expense, net
Income tax effect of item above	2,187	278	Income tax expense
Total losses on cash flow hedges	$(7,840)	$(1,179)	Net of tax
The following table represents the changes in accumulated other comprehensive loss by component after tax, for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	Debt Securities Available for Sale	Cash Flow Hedges	Currency Translation Adjustment	Accumulated Other Comprehensive Loss (1)
Balance at December 31, 2017	$—	$—	$(178,607)	$(178,607)
Reclassification of unrealized loss on debt securities	(22)	—	—	(22)
Other comprehensive loss before reclassifications	(61)	44	(63,463)	(63,480)
Reclassifications, net	—	—	—	—
Net current period other comprehensive loss	(83)	44	(63,463)	(63,502)
Balance at December 31, 2018	$(83)	$44	$(242,070)	$(242,109)
Other comprehensive loss before reclassifications	39	(14,311)	(5,816)	(20,088)
Reclassifications, net	—	1,179	—	1,179
Net current period other comprehensive loss	39	(13,132)	(5,816)	(18,909)
Balance at December 31, 2019	$(44)	$(13,088)	$(247,886)	$(261,018)
Other comprehensive loss before reclassifications	171	(28,101)	35,317	7,387
Reclassifications, net	—	7,840	—	7,840
Net current period other comprehensive loss	171	(20,261)	35,317	15,227
Balance at December 31, 2020	$127	$(33,349)	$(212,569)	$(245,791)
(1) For the years ended December 31, 2020 and 2019, net deferred taxes for unrealized gains/losses from cash flow hedges were $9.2 million and $4.4 million, respectively.
12. Share-Based Compensation:
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
Total share-based compensation expense was $14.4 million, $10.7 million and $8.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognizes all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. The total tax benefit realized from share-based compensation was approximately $2.4 million, $1.2 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Nonvested Shares
As of December 31, 2020, total future compensation expense related to grants of nonvested share grants to employees and directors (not including nonvested shares granted under the Long-Term Incentive ("LTI") program), is estimated to be $10.1 million with a weighted average remaining life for all nonvested shares of 1.3 years. Grants made to key employees and directors of the Company were assumed to have no forfeiture rates associated with them due to the historically low turnover

PRA Group, Inc.
Notes to Consolidated Financial Statements
among this group. With the exception of the grants made pursuant to the LTI program and a few employee and director grants, the nonvested shares vest ratably generally over one to three years and are expensed over their vesting period.
The following summarizes all nonvested share activity, excluding those related to the LTI program, from Balance at December 31, 2017 through December 31, 2020 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
Balance at December 31, 2017	298	$35.25
Granted	254	36.39
Vested	(151)	35.13
Canceled	(22)	35.02
Balance at December 31, 2018	379	34.85
Granted	329	28.47
Vested	(167)	34.81
Canceled	(9)	31.01
Balance at December 31, 2019	532	30.97
Granted	256	38.69
Vested	(219)	31.56
Canceled	(14)	33.95
Balance at December 31, 2020	555	$34.23
The total grant date fair value of shares vested, excluding those granted under the LTI program, during the years ended December 31, 2020, 2019 and 2018, was $6.9 million, $5.8 million and $5.3 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance-based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company.
The following table summarizes all LTI share activity from Balance at December 31, 2017 through December 31, 2020 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
Balance at December 31, 2017	472	$41.06
Granted at target level	121	39.40
Adjustments for actual performance	(74)	52.47
Vested	(19)	52.47
Canceled	(46)	32.31
Balance at December 31, 2018	454	33.27
Granted at target level	168	28.28
Adjustments for actual performance	(172)	28.98
Vested	—	—
Canceled	(3)	35.87
Balance at December 31, 2019	447	33.03
Granted at target level	118	39.04
Adjustments for actual performance	(131)	34.44
Vested	(36)	33.50
Canceled	(6)	33.77
Balance at December 31, 2020	392	$34.30

PRA Group, Inc.
Notes to Consolidated Financial Statements
The total grant date fair value of LTI shares vested during the years ended December 31, 2020, 2019 and 2018, was $1.2 million, $0.0 million and $1.0 million, respectively.
At December 31, 2020, total future compensation expense, assuming the current estimated performance levels are achieved, related to nonvested shares granted under the LTI program is estimated to be approximately $5.5 million. The Company assumed a 5.0% forfeiture rate for these grants and the remaining shares have a weighted average remaining life of 1.2 years at December 31, 2020.
13. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the conversion spread of the Convertible Senior Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the Convertible Senior Notes since issuance through December 31, 2020. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands, except per share amounts):

	2020			2019			2018
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$149,339	45,540	$3.28	$86,158	45,387	$1.90	$65,563	45,280	$1.45
Dilutive effect of nonvested share awards	—	320	(0.02)	—	190	(0.01)	—	133	(0.01)
Diluted EPS	$149,339	45,860	$3.26	$86,158	45,577	$1.89	$65,563	45,413	$1.44
There were no options outstanding, antidilutive or otherwise, as of December 31, 2020, 2019 and 2018.
14. Income Taxes:
The income tax expense recognized for the years ended December 31, 2020, 2019 and 2018 is comprised of the following (amounts in thousands):

	Federal	State	International	Total
For the year ended December 31, 2020:
Current tax expense	$48,223	$12,416	$39,067	$99,706
Deferred tax benefit	(32,699)	(8,921)	(16,883)	(58,503)
Total income tax expense	$15,524	$3,495	$22,184	$41,203

For the year ended December 31, 2019:
Current tax expense	$41,391	$6,390	$9,460	$57,241
Deferred tax benefit	(27,311)	(6,030)	(4,220)	(37,561)
Total income tax expense	$14,080	$360	$5,240	$19,680

For the year ended December 31, 2018:
Current tax expense	$23,444	$9,026	$37,501	$69,971
Deferred tax benefit	(19,527)	(15,268)	(21,413)	(56,208)
Total income tax expense/(benefit)	$3,917	$(6,242)	$16,088	$13,763
On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the "Tax Act."  The main impact of the Tax Act was a reduction of the U.S. federal corporate tax rate from 35% to 21% and the

PRA Group, Inc.
Notes to Consolidated Financial Statements
current taxation of international entities.  New legislation and authoritative guidance on the Tax Act is still being released that may impact tax amounts recorded in the financial statements.  Under U.S. GAAP, the Company made an accounting policy election to treat taxes due related to global intangible low-taxed income ("GILTI") as a current-period expense when incurred.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted into U.S. law in response to COVID-19, with varying legislation enacted in many of the other countries in which the Company operates. The Company has implemented the tax payment and filing deferral provisions as applicable on a global basis and does not believe that any of the other provisions will have a material impact to its financial reporting. COVID-19 related legislation and administrative releases are monitored by the Company.
A reconciliation of the Company's expected tax expense at the U.S. statutory federal tax rate to actual tax expense/(benefit) for the years ended December 31, 2020, 2019 and 2018 is as follows (amounts in thousands):

	2020	2019	2018
Income tax expense at statutory federal rates	$43,878	$24,645	$18,794
State tax expense/(benefit), net of federal tax benefit	2,449	161	(5,098)
Tax impact on international earnings, excluding uncertain tax positions	(29,992)	(7,326)	206
Uncertain tax positions on international earnings	23,917	—	—
Federal rate change	—	—	(719)
Other	951	2,200	580
Total income tax expense	$41,203	$19,680	$13,763
The Company recognized a net deferred tax asset of $42.3 million and a net deferred tax liability of $22.2 million as of December 31, 2020 and 2019, respectively. The components of the net deferred tax are as follows (amounts in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Employee compensation	$8,770	$6,085
Net operating loss carryforward	117,889	93,068
Interest	12,840	10,477
Finance receivable revenue recognition - international	17,160	21,343
Lease Liability	14,478	16,045
Other	6,348	12,009
Valuation allowance	(73,595)	(80,739)
Total deferred tax asset	103,890	78,288
Deferred tax liabilities:
Property and Equipment	(6,214)	(5,362)
Intangible assets and goodwill	(3,245)	(2,999)
Right of Use Asset	(13,509)	(15,107)
Convertible debt	(5,113)	(7,843)
Finance receivable revenue recognition - IRS settlement	—	(36,959)
Finance receivable revenue recognition - domestic	(33,471)	(32,183)
Total deferred tax liability	(61,552)	(100,453)
Net deferred tax asset/(liability)	$42,338	$(22,165)
A valuation allowance for deferred tax assets is recognized and charged to earnings in the period such determination is made, if it is determined that it is more likely than not that the deferred tax asset will not be realized. If the Company subsequently realized deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. The determination for a valuation allowance is made on a jurisdiction by jurisdiction basis. At December 31, 2020 and 2019, the valuation allowance, relating mainly to net operating losses, capital losses and deferred interest expense in Norway, Poland and Luxembourg, was $73.6 million and $80.7 million respectively. The decrease in the valuation allowance is primarily due to

PRA Group, Inc.
Notes to Consolidated Financial Statements
expected utilization of net operating losses in Poland that were previously limited due to forecasted income. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.
On May 10, 2017, the Company reached a settlement with the Internal Revenue Service ("IRS") regarding the IRS assertion that tax revenue recognition using the cost recovery method did not clearly reflect taxable income. In accordance with the settlement, the Company changed its tax accounting method used to recognize finance receivables revenue effective with tax year 2017. Under this method, a portion of the annual collections is amortized and the remaining portion is taxable income. The U.S. deferred tax liability related to the difference in timing between this method and the cost recovery method was incorporated evenly into the tax filings over four years effective with tax year 2017 and ending with tax year 2020. The Company was not required to pay any interest or penalties in connection with the settlement.
ASC 740 requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will be sustained. Accordingly, the Company has not accrued for interest or penalties on any of its tax positions, except as noted for uncertain tax positions.
At December 31, 2020, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2015 and subsequent years.
As of December 31, 2020, the cumulative unremitted earnings of the Company's international subsidiaries were approximately $94.2 million. The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings.
The Company's international subsidiaries had $517.0 million and $401.5 million of net operating loss carryforwards as of December 31, 2020 and 2019, respectively. There are $275.3 million and $283.7 million of valuation allowances recorded to offset those losses as of December 31, 2020 and 2019, respectively. The net operating losses do not expire under most local laws and the remaining jurisdictions allow for a seven to 20 year carryforward period.
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under ASC 740, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination.
The balance for unrecognized tax benefits at December 31, 2020, was $110.4 million. The unrecognized tax benefits recorded in 2020 are included in the provision for income taxes. The Company did not have any unrecognized tax benefits in 2019. The following is a reconciliation of gross unrecognized tax benefits for the year ended December 31, 2020 (amounts in thousands):

Balance at beginning of year	$—
Additions, based on tax positions related to current year (1)	32,673
Additions, based on tax positions related to prior year (1)	77,752
Balance at end of year	$110,425
(1) The 2020 additions relate to international transactions, primarily due to an ongoing audit of the prior year returns.
The total amount of unrecognized tax benefit at December 31, 2020, that, if recognized, would affect the effective tax rate was $23.9 million.
During the year ended December 31, 2020, the Company accrued potential interest of $0.7 million and penalties of $1.6 million related to unrecognized tax benefits.

PRA Group, Inc.
Notes to Consolidated Financial Statements
15. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with each of its U.S. executive officers, which expire on December 31, 2023. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company's overall performance against its short and long-term financial and strategic objectives. The agreements also contain confidentiality and non-compete provisions. As of December 31, 2020, estimated future compensation under these agreements was approximately $18.2 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $18.2 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2020 was approximately $501.9 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at December 31, 2020, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. During the year ended December 31, 2019, the Company recorded $1.0 million in potential recoveries under the Company's insurance policies or third-party indemnities, which was included within Other receivables in the Consolidated Balance Sheets, and an additional $0.8 million in the first quarter of 2020. In the fourth quarter of 2020, the Company received the aforementioned recoveries.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Consumer Financial Protection Bureau ("CFPB") Investigation
In response to requests and civil investigative demands from the CFPB, the Company has provided certain documents and data regarding its debt collection practices, including compliance with the Company's Consent Order with the CFPB. In December 2020, the Company was advised that the CFPB believes it may have violated certain provisions of the Consent Order and applicable law, and was provided with an opportunity to respond to the CFPB’s potential concerns. The Company has responded, and set forth its view that the relevant facts and law do not support any enforcement action, but is not able to predict the outcome of the investigation at this time.
Multi-State Investigation
On November 17, 2015, the Company received civil investigative demands from multiple state Attorneys General offices ("AGOs") broadly relating to its U.S. debt collection practices. The Company believes that it has fully cooperated with the investigations and discussed potential resolution of the investigations with the AGOs. In these discussions, the AGOs have taken positions with which the Company disagrees, including positions related to penalties, restitution and/or the adoption of new practices and controls in the conduct of the Company's business.
Although the Company has settled certain claims with one of the states, it is possible that one or more of the remaining individual state AGOs may file claims against the Company if the Company is unable to resolve its differences with them.
Iris Pounds v. Portfolio Recovery Associates, LLC
On November 21, 2016, Iris Pounds filed suit against the Company in Durham County, North Carolina alleging violations of the North Carolina Prohibited Practices by Collection Agencies Act. The purported class consists of all individuals against whom the Company had obtained a judgment by default in North Carolina on or after October 1, 2009. On December 9, 2016, the Company removed the matter to the United States District Court for the Middle District of North Carolina (the "District Court"). On March 28, 2018, the District Court entered an order remanding the matter to the North Carolina state court, which the Fourth Circuit Court of Appeals affirmed on May 17, 2018. On January 11, 2019, the Company filed motions to compel arbitration with the North Carolina state court, which was denied. The Company is seeking review of the North Carolina state court's decision to deny the Company's motion to compel arbitration. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability, class certification and the interpretation of statutory damages.
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
16. Retirement Plans:
The Company sponsors defined contribution plans primarily in the U.S. and Europe. The U.S. plan is organized as a 401(k) plan under which all employees over 18 years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee's salary. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to the Company's contributions was $6.4 million, $5.9 million and $6.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment under this framework, management has determined that our internal control over financial reporting was effective as of December 31, 2020. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is included herein.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PRA Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited PRA Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated income statements, statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2021

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled "Executive Officers," "Security Ownership" "Our Board and Its Committees," "Proposal 1: Election of Directors," "Corporate Governance-Code of Conduct," and "Report of the Audit Committee" in our definitive Proxy Statement for use in connection with the Company's 2021 Annual Meeting of Stockholders (the "Proxy Statement").
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis" and "Compensation Committee Report" in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" in the Proxy Statement.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statements.
The following financial statements are included in Item 8 of this Form 10-K:
(b)Exhibits.

3.1	Fifth Amended and Restated Certificate of Incorporation of PRA Group, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed June 17, 2020 (File No. 000-50058)).
3.2	Amended and Restated By-Laws of PRA Group, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed June 17, 2020 (File No. 000-50058)).
4.1
Indenture dated May 26, 2017 between PRA Group, Inc. and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on May 26, 2017 (File No. 000-50058)).

4.2
Indenture dated as of August 27, 2020 among PRA Group Inc., the Guarantors party thereto and Regions Bank, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 1, 2020 (File No. 000-50058)).

4.3	Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1*	2013 Annual Bonus Plan (Incorporated by reference to the Proxy Statement on Schedule 14A filed on April 19, 2013 (File No. 000-50058)).
10.2*	2013 Omnibus Incentive Plan (Incorporated by reference to the Proxy Statement on Schedule 14A filed on April 19, 2013(File No. 000-50058)).
10.3*
Employment Agreement dated January 1, 2021 between PRA Group, Inc. and Certain Executives (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 23, 2020 (File No. 000-50058)).

10.4*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed August 7, 2020 (File No. 000-50058)).
10.5*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 10, 2018 (File No. 000-50058)).
10.6*	Form of Performance Stock Unit Agreement (filed herewith).
10.7*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed August 7, 2020 (File No. 000-50058)).
10.8
Amended and Restated Credit Agreement dated as of May 5, 2017 among PRA Group, Inc., PRA Group Canada, Inc., certain subsidiaries of PRA Group, Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as administrative Agent, swing line lender and an 1/c issuer and Bank of America, N.A., acting through its Canada branch, as Canadian administrative agent (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 000-50058)).

10.9
First Amendment to Credit Agreement, dated as of October 4, 2018, among PRA Group, Inc., PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., acting through its Canada branch, as Canadian Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 9, 2018(File No. 000-50058)).

10.10
Second Amendment to the Credit Agreement and First Amendment to Loan Documents dated May 6, 2020, by and among PRA Group Inc., PRA Group Canada Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 7, 2020 (File No. 000-50058)).

10.11
Third Amendment to the Credit Agreement dated August 26, 2020, by and among PRA Group Inc., PRA Group Canada Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed November 6, 2020 (File No. 000-50058)).

10.12
Sixth Amendment and Restatement Agreement to the Multicurrency Revolving Credit Facility Agreement, dated as of March 27, 2020 by and among PRA Group Europe Holding S.à r.l., PRA Group Europe Holding S.à r.l., Luxembourg, Zug Branch and DNB Bank ASA (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 000-50058)).

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

PRA Group, Inc.
(Registrant)

February 26, 2021	By:	/s/ Kevin P. Stevenson
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

February 26, 2021	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President, Chief Executive Officer and Director
(Principal Executive Officer)

February 26, 2021	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

February 26, 2021	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Director

February 26, 2021	By:	/s/ Vikram A. Atal
Vikram A. Atal
Director

February 26, 2021	By:	/s/ Danielle M. Brown
Danielle M. Brown
Director

February 26, 2021	By:	/s/ Marjorie M. Connelly
Marjorie M. Connelly
Director

February 26, 2021	By:	/s/ John H. Fain
John H. Fain
Director

February 26, 2021	By:	/s/ Penelope W. Kyle
Penelope W. Kyle
Director

February 26, 2021	By:	/s/ James A. Nussle
James A. Nussle
Director

February 26, 2021	By:	/s/ Brett L. Paschke
Brett L. Paschke
Director

February 26, 2021	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

February 26, 2021	By:	/s/ Lance L. Weaver
Lance L. Weaver
Director