Form 10-Q
period 2021-03-31
PRA GROUP INC
filed 2021-05-07
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of May 5, 2021 was 45,799,855.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
March 31, 2021 and December 31, 2020
(Amounts in thousands)

	(unaudited)
	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$92,798	$108,613
Restricted cash	16,057	12,434
Investments	54,682	55,759
Finance receivables, net	3,372,666	3,514,788
Other receivables, net	3,223	13,194
Income taxes receivable	27,246	21,928
Deferred tax assets, net	72,523	83,205
Right-of-use assets	50,839	52,951
Property and equipment, net	56,825	58,356
Goodwill	492,751	492,989
Other assets	38,920	38,844
Total assets	$4,278,530	$4,453,061
Liabilities and Equity
Liabilities:
Accounts payable	$4,817	$5,294
Accrued expenses	76,684	97,320
Income taxes payable	31,853	29,692
Deferred tax liabilities, net	39,739	40,867
Lease liabilities	55,322	57,348
Interest-bearing deposits	124,998	132,739
Borrowings	2,501,133	2,661,289
Other liabilities	40,755	54,986
Total liabilities	2,875,301	3,079,535
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,799 shares issued and outstanding at March 31, 2021; 100,000 shares authorized, 45,585 shares issued and outstanding at December 31, 2020	458	456
Additional paid-in capital	47,236	75,282
Retained earnings	1,582,384	1,511,970
Accumulated other comprehensive loss	(253,576)	(245,791)
Total stockholders' equity - PRA Group, Inc.	1,376,502	1,341,917
Noncontrolling interest	26,727	31,609
Total equity	1,403,229	1,373,526
Total liabilities and equity	$4,278,530	$4,453,061
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the three months ended March 31, 2021 and 2020
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Portfolio income	$231,672	$262,022
Changes in expected recoveries	50,136	(12,816)
Fee income	2,181	2,209
Other revenue	5,480	369
Total revenues	289,469	251,784

Operating expenses:
Compensation and employee services	73,984	75,171
Legal collection fees	12,926	14,572
Legal collection costs	21,312	34,447
Agency fees	15,591	13,376
Outside fees and services	20,760	19,394
Communication	12,663	13,511
Rent and occupancy	4,480	4,484
Depreciation and amortization	3,981	4,084
Other operating expenses	13,018	12,205
Total operating expenses	178,715	191,244
Income from operations	110,754	60,540
Other income and (expense):
Interest expense, net	(31,552)	(37,211)
Foreign exchange (loss)/gain	(26)	2,283
Other	26	(76)
Income before income taxes	79,202	25,536
Income tax expense	17,322	3,100
Net income	61,880	22,436
Adjustment for net income attributable to noncontrolling interests	3,474	3,301
Net income attributable to PRA Group, Inc.	$58,406	$19,135
Net income per common share attributable to PRA Group, Inc.:
Basic	$1.28	$0.42
Diluted	$1.27	$0.42
Weighted average number of shares outstanding:
Basic	45,669	45,452
Diluted	46,045	45,784
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three months ended March 31, 2021 and 2020
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$61,880	$22,436
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(24,531)	(108,076)
Cash flow hedges	12,323	(20,568)
Debt securities available-for-sale	—	170
Other comprehensive loss	(12,208)	(128,474)
Total comprehensive income/(loss)	49,672	(106,038)
Less comprehensive loss attributable to noncontrolling interests	(950)	(10,574)
Comprehensive income/(loss) attributable to PRA Group, Inc.	$50,622	$(95,464)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the three months ended March 31, 2021 and 2020
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Balance at December 31, 2020	45,585	$456	$75,282	$1,511,970	$(245,791)	$31,609	$1,373,526
Effect of change in accounting principle (1)	—	—	(26,697)	12,008	—	—	(14,689)
Balance at January 1, 2021	45,585	456	48,585	1,523,978	(245,791)	31,609	1,358,837
Components of comprehensive income, net of tax:
Net income	—	—	—	58,406	—	3,474	61,880
Currency translation adjustments	—	—	—	—	(20,108)	(4,423)	(24,531)
Cash flow hedges	—	—	—	—	12,323	—	12,323
Distributions to noncontrolling interest	—	—	—	—	—	(3,933)	(3,933)
Vesting of restricted stock	214	2	(2)	—	—	—	—
Share-based compensation expense	—	—	4,113	—	—	—	4,113
Employee stock relinquished for payment of taxes	—	—	(5,460)	—	—	—	(5,460)
Balance at March 31, 2021	45,799	$458	$47,236	$1,582,384	$(253,576)	$26,727	$1,403,229

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Balance at December 31, 2019	45,416	$454	$67,321	$1,362,631	$(261,018)	$57,625	$1,227,013
Components of comprehensive income, net of tax:
Net income	—	—	—	19,135	—	3,301	22,436
Currency translation adjustments	—	—	—	—	(94,201)	(13,875)	(108,076)
Cash flow hedges	—	—	—	—	(20,568)	—	(20,568)
Debt securities available-for-sale	—	—	—	—	170	—	170
Vesting of restricted stock	124	1	—	—	—	—	1
Share-based compensation expense	—	—	2,857	—	—	—	2,857
Employee stock relinquished for payment of taxes	—	—	(3,157)	—	—	—	(3,157)
Balance at March 31, 2020	45,540	$455	$67,021	$1,381,766	$(375,617)	$47,051	$1,120,676

(1) Refer to Note 2 for further detail.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the three months ended March 31, 2021 and 2020
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$61,880	$22,436
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	4,113	2,857
Depreciation and amortization	3,981	4,084
Amortization of debt discount and issuance costs	2,256	5,857
Changes in expected recoveries	(50,136)	12,816
Deferred income taxes	10,371	(12,755)
Net unrealized foreign currency transactions	2,134	24,873
Fair value in earnings for equity securities	(107)	(7,566)
Other	(419)	(135)
Changes in operating assets and liabilities:
Other assets	670	(1,242)
Other receivables, net	10,043	(545)
Accounts payable	(431)	221
Income taxes payable, net	(3,669)	3,835
Accrued expenses	(20,227)	(8,990)
Other liabilities	(336)	994
Right of use asset/lease liability	85	66
Net cash provided by operating activities	20,208	46,806
Cash flows from investing activities:
Purchases of property and equipment, net	(2,366)	(7,639)
Purchases of finance receivables	(159,328)	(271,845)
Recoveries applied to negative allowance	328,559	236,656
Proceeds from sales and maturities of investments	764	648
Business acquisition, net of cash acquired	(647)	—
Net cash provided by/(used in) investing activities	166,982	(42,180)
Cash flows from financing activities:
Proceeds from lines of credit	45,369	315,118
Principal payments on lines of credit	(226,621)	(227,459)
Principal payments on long-term debt	(2,500)	(2,500)
Payments of origination cost and fees	(113)	(8,203)
Tax withholdings related to share-based payments	(5,460)	(3,156)
Distributions paid to noncontrolling interest	(3,933)	—
Net increase/(decrease) in interest-bearing deposits	303	(1,658)
Net cash (used in)/provided by financing activities	(192,955)	72,142
Effect of exchange rate on cash	(6,427)	(16,575)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(12,192)	60,193
Cash, cash equivalents and restricted cash beginning of period	121,047	123,807
Cash, cash equivalents and restricted cash, end of period	$108,855	$184,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,622	$30,502
Cash paid for income taxes	10,463	12,100
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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of March 31, 2021 and its Consolidated Income Statements, Statements of Comprehensive Income/(Loss), Statements of Changes in Equity and Statements of Cash Flows for the three months ended March 31, 2021 and 2020, have been included. The Company's Consolidated Income Statements for the three months ended March 31, 2021 may not be indicative of future results.
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K").
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
The Company performs on-going reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with an entity cause the Company’s consolidation conclusion to change.
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
The following table shows the amount of revenue generated for the three months ended March 31, 2021 and 2020, and long-lived assets held at March 31, 2021 and 2020, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$178,181	$96,630	$153,335	$115,053
United Kingdom	48,177	2,269	36,340	3,076
Other (1)	63,111	8,765	62,109	8,408
Total	$289,469	$107,664	$251,784	$126,537
(1) None of the countries included in "Other" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
(2) Based on the Company’s financial statement information used to produce the Company's general-purpose financial statements, it is impracticable to report further breakdowns of revenues from external customers by product or service.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment and right-of-use assets. The Company reports revenues earned from collection activities on nonperforming loans, fee-based services and investments. For additional information on the Company's investments, see Note 4.
2. Change in Accounting Principle:
In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Additionally, ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share ("EPS") calculation in certain areas.
The Company accounts for its 3.50% Convertible Notes due 2023 (the "2023 Notes" or the "Convertible Notes") in accordance with ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470"). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC Topic 815 "Derivatives and Hedging" ("ASC 815"), or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. The Company adopted the standard using a modified retrospective method, with adjustments which increased retained earnings by $12.0 million, reduced additional paid-in capital by $26.7 million and increased the net carrying amount of the 2023 Notes by $19.8 million at January 1, 2021. Additionally, the effect of adoption reduced interest expense for the three months ended March 31, 2021 by $2.0 million, increased net income by $1.6 million and increased earnings per share by $0.04 per share. For more information on the 2023 Notes, see Note 7.
3. Finance Receivables, net:
Finance receivables, net consisted of the following at March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Amortized cost	$—	$—
Negative allowance for expected recoveries (1)	3,372,666	3,514,788
Balance at end of period	$3,372,666	$3,514,788
(1) The negative allowance balance includes certain portfolios of nonperforming loans for which the Company holds a beneficial interest representing approximately 1% of the balance.
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	March 31, 2021
	Core	Insolvency	Total
Balance at beginning of period	$3,019,477	$495,311	$3,514,788
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	133,007	25,954	158,961
Foreign currency translation adjustment	(24,249)	1,589	(22,660)
Recoveries applied to negative allowance (2)	(285,171)	(43,388)	(328,559)
Changes in expected recoveries (3)	48,410	1,726	50,136
Balance at end of period	$2,891,474	$481,192	$3,372,666

PRA Group, Inc.
Notes to Consolidated Financial Statements

	March 31, 2020
	Core	Insolvency	Total
Balance at beginning of period	$3,051,426	$462,739	$3,514,165
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	233,687	39,550	273,237
Foreign currency translation adjustment	(120,214)	(9,642)	(129,856)
Recoveries applied to negative allowance (2)	(199,038)	(37,618)	(236,656)
Changes in expected recoveries (3)	(16,477)	3,661	(12,816)
Balance at end of period	$2,949,384	$458,690	$3,408,074
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	March 31, 2021
	Core	Insolvency	Total
Face value	$1,088,655	$134,811	$1,223,466
Noncredit discount	(132,532)	(7,498)	(140,030)
Allowance for credit losses at acquisition	(823,116)	(101,359)	(924,475)
Purchase price	$133,007	$25,954	$158,961

	March 31, 2020
	Core	Insolvency	Total
Face value	$1,891,142	$177,454	$2,068,596
Noncredit discount	(213,289)	(13,032)	(226,321)
Allowance for credit losses at acquisition	(1,444,166)	(124,872)	(1,569,038)
Purchase price	$233,687	$39,550	$273,237
The initial negative allowance recorded on portfolio acquisitions for the three months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	March 31, 2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(823,116)	$(101,359)	$(924,475)
Writeoffs, net	823,116	101,359	924,475
Expected recoveries	133,007	25,954	158,961
Initial negative allowance for expected recoveries	$133,007	$25,954	$158,961

	March 31, 2020
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,444,166)	$(124,872)	$(1,569,038)
Writeoffs, net	1,444,166	124,872	1,569,038
Expected recoveries	233,687	39,550	273,237
Initial negative allowance for expected recoveries	$233,687	$39,550	$273,237

PRA Group, Inc.
Notes to Consolidated Financial Statements
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were computed as follows for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	March 31, 2021
	Core	Insolvency	Total
Recoveries (a)	$500,332	$59,899	$560,231
Less - amounts reclassified to portfolio income (b)	215,161	16,511	231,672
Recoveries applied to negative allowance	$285,171	$43,388	$328,559

	March 31, 2020
	Core	Insolvency	Total
Recoveries (a)	$440,694	$57,984	$498,678
Less - amounts reclassified to portfolio income (b)	241,656	20,366	262,022
Recoveries applied to negative allowance	$199,038	$37,618	$236,656
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.
(b) For more information, refer to the Company's discussion of portfolio income within finance receivables and income recognition within Note 1 of the Company's Consolidated Financial Statements included in Item 8 of the 2020 Form 10-K.
(3) Changes in expected recoveries
Changes in expected recoveries consisted of the following for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	March 31, 2021
	Core	Insolvency	Total
Changes in expected future recoveries	$(46,502)	$(6,350)	$(52,852)
Recoveries received in excess of forecast	94,912	8,076	102,988
Changes in expected recoveries	$48,410	$1,726	$50,136

	March 31, 2020
	Core	Insolvency	Total
Changes in expected future recoveries	$(20,524)	$(102)	$(20,626)
Recoveries received in excess of forecast	4,047	3,763	7,810
Changes in expected recoveries	$(16,477)	$3,661	$(12,816)
In order to make estimates of future cash collections, the Company considered historical performance, current economic forecasts, short-term and long-term growth in the various geographies in which the Company operates and consumer habits. The Company considered recent collection activity in its determination to adjust assumptions related to near-term estimated remaining collections ("ERC") for certain pools. Based on these considerations, the Company’s estimates incorporate changes in both amounts and in the timing of expected cash collections over the forecast period.
For the three months ended March 31, 2021, changes in expected recoveries were a positive $50.1 million. This reflects $103.0 million in recoveries received in excess of forecast, which was largely due to significant cash collections overperformance, reduced by a $52.9 million negative adjustment to changes in expected future recoveries. The changes in expected future recoveries reflect the Company's assumption that the majority of the current quarter overperformance was due to acceleration in the timing of cash collections rather than an increase to total expected collections resulting in a present value adjustment.
For the three months ended March 31, 2020, changes in expected recoveries were a negative $12.8 million. This reflected a $20.6 million negative adjustment to the present value of expected future recoveries primarily related to an expected delay in cash collections from the impact of the novel coronavirus ("COVID-19") pandemic, partially offset by $7.8 million in recoveries received in excess of forecast in the quarter.

PRA Group, Inc.
Notes to Consolidated Financial Statements
4. Investments:
Investments consisted of the following at March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Debt securities
Available-for-sale	$5,308	$5,368
Equity securities
Exchange traded funds	34,841	34,847
Private equity funds	6,155	6,123
Mutual funds	896	1,023
Equity method investments	7,482	8,398
Total investments	$54,682	$55,759
Debt Securities
Available-for-sale
Government bonds: The Company's investments in government bonds are classified as available-for-sale and are stated at fair value.
The amortized cost and estimated fair value of investments in debt securities at March 31, 2021 and December 31, 2020 were as follows (amounts in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,179	$129	$—	$5,308

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,239	$129	$—	$5,368
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
Mutual funds: Mutual funds represent funds held in Brazil in a Brazilian real denominated mutual fund benchmarked to the U.S. dollar that invests principally in Brazilian fixed income securities. The investments are carried at fair value based on quoted market prices. Gains and losses from this investment are included as a foreign exchange component of Other income and (expense) in the Company's Consolidated Income Statements.
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
5. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2020 and concluded that no goodwill

PRA Group, Inc.
Notes to Consolidated Financial Statements
impairment was necessary. The Company performed its quarterly assessment by evaluating whether any triggering events had occurred as of March 31, 2021, which included considering current market conditions. The Company concluded that no triggering event had occurred as of March 31, 2021 and will continue to monitor the market for any adverse conditions.
The changes in goodwill for the three months ended March 31, 2021 and 2020, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$492,989	$480,794
Change in foreign currency translation adjustment	(238)	(62,229)
Balance at end of period	$492,751	$418,565
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
The components of lease expense for the three months ended March 31, 2021 and 2020, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$2,981	$3,063
Short-term lease expense	676	693
Total lease expense	$3,657	$3,756
Supplemental cash flow information and non-cash activity related to leases for the three months ended March 31, 2021 and 2020 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,865	$2,991

ROU assets obtained in exchange for operating lease obligations	304	531
Lease term and discount rate information related to operating leases were as follows as of the dates indicated:

	Three Months Ended March 31,
	2021	2020
Weighted-average remaining lease term (years)	9.0	10.6

Weighted-average discount rate	4.72%	4.89%

PRA Group, Inc.
Notes to Consolidated Financial Statements
Maturities of lease liabilities at March 31, 2021 are as follows for the following periods (amounts in thousands):

Operating Leases
For the nine months ending December 31, 2021	$8,821
For the year ending December 31, 2022	9,745
For the year ending December 31, 2023	7,421
For the year ending December 31, 2024	6,374
For the year ending December 31, 2025	6,178
Thereafter	29,877
Total lease payments	$68,416
Less: imputed interest	13,094
Total	$55,322
7. Borrowings:
The Company's borrowings consisted of the following as of the dates indicated (amounts in thousands):

	March 31, 2021	December 31, 2020
Americas revolving credit (1)	$376,392	$405,706
Europe revolving credit	1,023,039	1,171,890
Term loan	467,500	470,000
Senior Notes	300,000	300,000
Convertible Notes	345,000	345,000
	2,511,931	2,692,596
Less: Debt discount and issuance costs	(10,798)	(31,307)
Total	$2,501,133	$2,661,289
(1) Includes North American revolver and Colombian revolver.
The following principal payments are due on the Company's borrowings as of March 31, 2021 for the 12-month periods ending March 31, (amounts in thousands):

2022	$10,979
2023	1,033,708
2024	355,000
2025	812,244
2026	300,000
Total	$2,511,931
The Company determined that it was in compliance with the covenants of its financing arrangements as of March 31, 2021.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein,(the "North American Credit Agreement").
The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $467.5 million term loan, (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement), for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans. The revolving loans within the credit facility are subject to a 0.75% floor.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2024. As of March 31, 2021, the unused portion of the North American Credit Agreement was $700.3 million. Considering borrowing base restrictions, as of March 31, 2021, the amount available to be drawn was $251.0 million.
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
•the consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter;
•subject to no default or event of default, cash dividends and distributions during any fiscal year cannot exceed $20.0 million; and
•the Company must maintain positive consolidated income from operations during any fiscal quarter.
European Revolving Credit Facility
European subsidiaries of the Company ("PRA Europe") are parties to a credit agreement with DNB Bank ASA and a syndicate of lenders named therein, for a Multicurrency Revolving Credit Facility (such agreement as later amended or modified, the "European Credit Agreement"). On March 12, 2021, the Company entered into the Seventh Amendment and Restatement to its European Credit Agreement that, among other things, increased borrowings by $50.0 million through the accordion feature.
The European Credit Agreement provides borrowings for an aggregate amount of approximately $1.35 billion (subject to the borrowing base), accrues interest at the Interbank Offered Rate plus 2.70% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.23% per annum, or 35% of the margin, is payable monthly in arrears and matures February 19, 2023. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears and matures February 19, 2023. As of March 31, 2021, the unused portion of the European Credit Agreement (including the overdraft facility) was $367.0 million. Considering borrowing base restrictions and other covenants as of March 31, 2021, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $237.0 million.
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
Colombian Revolving Credit Facility
PRA Group Colombia Holding SAS, is party to a credit agreement with Bancolombia in an aggregate amount of approximately $5.3 million. As of March 31, 2021, the outstanding balance under the credit agreement was approximately $1.6 million, with a weighted average interest rate of 7.13%. The outstanding balance accrues interest at the Indicador Bancario de Referencia rate plus a weighted average spread of 2.74%, is payable quarterly in arrears, amortizes quarterly and matures on October 17, 2022 (per the credit agreement, maturity represents three years from the last draw). This credit facility is fully collateralized using time deposits with the lender. As of March 31, 2021, the unused portion of the credit agreement was approximately $3.7 million.
Senior Notes due 2025
On August 27, 2020, the Company completed the private offering of $300.0 million in aggregate principal amount of its 7.375% Senior Notes due September 1, 2025 (the "2025 Notes" or "Senior Notes"). The 2025 Notes were issued pursuant to an Indenture dated August 27, 2020 (the "2020 Indenture"), between the Company and Regions Bank, as a trustee. The 2020

PRA Group, Inc.
Notes to Consolidated Financial Statements
Indenture contains customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately. The 2025 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American Credit Agreement, subject to certain exceptions. Interest on the 2025 Notes is payable semi-annually, in arrears, on March 1 and September 1 of each year.
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
The holders of the 2023 Notes have the right to convert all, or a portion of, the 2023 Notes upon occurrence of specific events prior to the close of business on the business day immediately preceding prior to March 1, 2023 including:
•if during any calendar quarter, the last reported sales price of the Company's common stock is greater than 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days;
•if the trading price of the 2023 Notes is less than 98% of the product of the last reported sales price of the Company's common stock and the conversion rate for a 10 consecutive trading day period;
•the Company elects to issue to all, or substantially all, holders of its common stock any rights, options or warrants entitling them, for a period of more than 45 calendar days, to subscribe for or purchase shares at a price per share that is less than the average of the last reported sales price (as defined in the 2017 Indenture) for the 10 consecutive trading day-period ending on the trading day immediately preceding the date of announcement of such issuance;
•the Company elects to distribute to all, or substantially all, holders of its common stock the Company’s assets, debt securities or rights to purchase securities of the Company, which distribution has a share value exceeding 10% of the last reported sale price (as defined in the 2017 Indenture) on the trading day preceding the announcement of such distribution; or
•a transaction occurs that constitutes a fundamental change (as defined in the 2017 Indenture) or, the Company is party to a consolidation, merger, binding share exchange, or transfer or lease of all, or substantially all, of the Company’s assets.
On or after March 1, 2023, the 2023 Notes will be convertible at any time. As of March 31, 2021, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes has occurred.
Furthermore, the Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time on or after June 1, 2021 for cash, but only if the last reported sale price (as defined in the 2017 Indenture) of the Company's common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The conversion rate for the 2023 Notes is 21.6275 shares per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $46.24 per share of the Company's common stock, and is subject to adjustment in certain circumstances pursuant to the 2017 Indenture. Upon conversion, holders of the 2023 Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. The Company has made an irrevocable election to settle conversions by paying holders of the 2023 Notes cash up to the aggregate principal amount of the 2023 Notes and shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, for the remaining amounts owed, if any.
In accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted EPS calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the market conversion criteria is met.
The Company determined that the fair value of the 2023 Notes at the date of issuance was approximately $298.8 million, and designated the residual value of approximately $46.2 million as the equity component. Additionally, the Company allocated approximately $8.3 million of the $9.6 million 2023 Notes issuance cost as debt issuance cost and the remaining $1.3 million as equity issuance cost. Upon adoption of ASU 2020-06, the equity classification model was eliminated, resulting in an adjustment to retained earnings and an increase to the 2023 Notes. Refer to Note 2, Change in Accounting Principle, for further information.
The balances of the liability and equity components of the Company's convertible notes outstanding as of March 31, 2021 and December 31, 2020, were as follows (amounts in thousands):

	March 31, 2021	December 31, 2020
Liability component - principal amount	$345,000	$345,000
Unamortized debt discount	—	(20,603)
Unamortized debt issuance costs	(3,732)	(3,335)
Liability component - net carrying amount	$341,268	$321,062
Equity component	$—	$44,910
The Company amortizes debt issuance costs over the life of the debt using the effective interest method. Upon adoption of ASU 2020-06 the debt discount was eliminated and the debt issuance costs were remeasured, resulting in an effective interest rate of 4.00%.
Interest expense related to the Company's convertible notes for the three months ended March 31, 2021 and 2020, was as follows (amounts in thousands):

	Three Months Ended March 31,
	2021	2020 (1)
Interest expense - stated coupon rate	$3,019	$5,175
Interest expense - amortization of debt discount	—	3,217
Interest expense - amortization of debt issuance costs	$404	$606
Total interest expense - convertible notes	$3,423	$8,998
(1) 2020 amounts include interest expense related to the 3.00% Convertible Senior Notes due August 1, 2020, which were repaid in the third quarter of 2020. Refer to Note 7 of the Company's Consolidated Financial Statements included in Item 8 of the 2020 Form 10-K.
8. Derivatives:
The Company periodically enters into derivative financial instruments, typically interest rate swap agreements, interest rate caps and foreign currency contracts to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the counterparty to assess the counterparty’s ability to honor its obligation. Counterparty default would expose the Company to fluctuations in interest and currency rates. Derivative financial instruments are recognized at fair value in the Consolidated Balance Sheets, in accordance with the guidance of ASC 815. In 2020, the Company adopted ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 allows the Company to elect certain expedients to continue accounting for its interest rate swap contracts designated as cash flow hedges.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$1,413	Other assets	$—
Interest rate contracts	Other liabilities	29,081	Other liabilities	43,017
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	3,437	Other assets	3,512
Foreign currency contracts	Other liabilities	2,369	Other liabilities	2,415
Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of March 31, 2021 and December 31, 2020, the notional amount of interest rate contracts designated as cash flow hedging instruments was $901.8 million and $967.2 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remain highly effective at March 31, 2021 and have initial terms of one to five years. The Company estimates that approximately $9.1 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months.
The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the Consolidated Financial Statements for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax
Derivatives designated as cash flow hedging instruments	March 31, 2021	March 31, 2020
Interest rate contracts	$9,692	$(21,350)

	Gain or (loss) reclassified from OCI into income
Location of gain or (loss) reclassified from OCI into income	March 31, 2021	March 31, 2020
Interest expense, net	$(3,336)	$(1,012)
Derivatives Not Designated as Hedging Instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of March 31, 2021 and December 31, 2020, the notional amount of foreign currency contracts that are not designated as hedging instruments was $447.2 million and $500.8 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s Consolidated Income Statements for the three months ended March 31, 2021 and 2020 (amounts in thousands):

		Amount of gain or (loss) recognized in income
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	March 31, 2021	March 31, 2020
Foreign currency contracts	Foreign exchange (loss)/gain	$2,097	$26,786
Foreign currency contracts	Interest expense, net	114	(1,001)
Interest rate contracts	Interest expense, net	—	1,038
9. Fair Value:
As defined by ASC Topic 820, "Fair Value Measurement and Disclosures" ("ASC 820"), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the consideration of differing levels of inputs in the determination of fair values.
Those levels of input are summarized as follows:
•Level 1: Quoted prices in active markets for identical assets and liabilities.

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The carrying amounts in the table are recorded in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$92,798	$92,798	$108,613	$108,613
Restricted cash	16,057	16,057	12,434	12,434
Finance receivables, net	3,372,666	3,365,936	3,514,788	3,541,159
Financial liabilities:
Interest-bearing deposits	124,998	124,998	132,739	132,739
Revolving lines of credit	1,399,431	1,399,431	1,577,596	1,577,596
Term loan	467,500	467,500	470,000	470,000
Senior Notes	300,000	321,495	300,000	324,408
Convertible Notes	345,000	370,627	324,397	376,012
Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The carrying amount and estimates of the fair value of the Company's debt obligations outlined above do not include any related debt issuance costs associated with the debt obligations. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:
Cash and cash equivalents and restricted cash: The carrying amount approximates fair value and quoted prices for identical assets that can be found in active markets. Accordingly, the Company estimates the fair value of cash, cash equivalents and restricted cash using Level 1 inputs.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Senior and Convertible Notes: The fair value estimates for the Senior Notes and the Convertible Notes incorporate quoted market prices, which were obtained from secondary market broker quotes, which were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Furthermore, in the table above, the carrying amount of December 31, 2020 represents the Convertible Notes net of the debt discount. Upon adoption of ASU 2020-06, the carrying amount of the Convertible Notes reflects face value as the debt discount was eliminated.
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,308	$—	$—	$5,308
Fair value through net income
Exchange traded funds	34,841	—	—	34,841
Mutual funds	896	—	—	896
Derivative contracts (recorded in other assets)	—	4,850	—	4,850
Liabilities:
Derivative contracts (recorded in other liabilities)	—	31,450	—	31,450

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government bonds	$5,368	$—	$—	$5,368
Fair value through net income
Exchange traded funds	34,847	—	—	34,847
Mutual funds	1,023	—	—	1,023
Derivative contracts (recorded in other assets)	—	3,512	—	3,512
Liabilities:
Derivative contracts (recorded in other liabilities)	—	45,432	—	45,432
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Investments measured using net asset value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the NAV practical expedient was $6.2 million and $6.1 million as of March 31, 2021 and December 31, 2020, respectively.
10. Accumulated Other Comprehensive Loss:
The following table provides details about the reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31,
Gains and losses on cash flow hedges	2021	2020	Affected line in the Consolidated Income Statement
Interest rate swaps	$(3,336)	$(1,012)	Interest expense, net
Income tax effect of item above	705	230	Income tax expense
Total losses on cash flow hedges	$(2,631)	$(782)	Net of tax
The following table represents the changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31, 2021
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$127	$(33,349)	$(212,569)	$(245,791)
Other comprehensive loss before reclassifications	—	9,692	(20,108)	(10,416)
Reclassifications, net	—	2,631	—	2,631
Net current period other comprehensive loss	—	12,323	(20,108)	(7,785)
Balance at end of period	$127	$(21,026)	$(232,677)	$(253,576)

	Three Months Ended March 31, 2020
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(44)	$(13,088)	$(247,886)	$(261,018)
Other comprehensive loss before reclassifications	170	(21,350)	(94,201)	(115,381)
Reclassifications, net	—	782	—	782
Net current period other comprehensive loss	170	(20,568)	(94,201)	(114,599)
Balance at end of period	$126	$(33,656)	$(342,087)	$(375,617)
(1) Net of deferred taxes for unrealized losses from cash flow hedges of $6.4 million and $10.0 million for the three months ended March 31, 2021 and 2020, respectively.
11. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Convertible Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the Convertible Notes since issuance through March 31, 2021. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be

PRA Group, Inc.
Notes to Consolidated Financial Statements
obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2021 and 2020 (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2021			2020
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$58,406	45,669	$1.28	$19,135	45,452	$0.42
Dilutive effect of nonvested share awards	—	376	(0.01)	—	332	—
Diluted EPS	$58,406	46,045	$1.27	$19,135	45,784	$0.42
There were no options outstanding, antidilutive or otherwise, as of March 31, 2021 and 2020.
12. Income Taxes:
The Company accounts for income taxes in accordance with FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
At March 31, 2021, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $62.2 million and $97.0 million as of March 31, 2021 and December 31, 2020, respectively.
13. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with each of its U.S. executive officers, which expire on December 31, 2023. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company’s overall performance against its short and long-term financial and strategic objectives. The agreements also contain customary confidentiality and non-compete provisions. At March 31, 2021, estimated future compensation under these agreements was approximately $17.8 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $17.8 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2021, was approximately $640.7 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at March 31, 2021, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities.
Matters that are not considered routine legal proceedings were disclosed previously in the 2020 Form 10-K.
14. Recently Issued Accounting Standards:
Recently issued accounting standards adopted:
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments and calculating income taxes in interim periods. Additionally, the standard adds guidance to reduce complexity in certain areas, including recognizing taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company adopted ASU 2019-12 on January 1, 2021 with no material impact to its financial statements upon adoption.
Investments-Equity Securities
In January 2020, the FASB issued ASU 2020-01 “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” ("ASU 2020-01"). ASU 2020-01 clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. Additionally, it clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The Company adopted ASU 2020-01 on January 1, 2021 with no impact to its financial statements upon adoption.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Accounting for Convertible Instruments
Effective January 1, 2021, the Company early adopted ASU 2020-06. Refer to Note 2 for details.
Reference Rate Reform
In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Overall" ("ASU 2021-01"). ASU 2021-01 expands the scope of ASC 848 to include derivatives affected by the discounting transition for certain optional expedients and exceptions. ASU 2021-01 is effective immediately for a limited time through December 31, 2022. The Company is evaluating the impact of ASU 2021-01 but does not expect it to have a material impact on its financial statements.
Recently issued accounting standards not yet adopted:
The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
All references in this Quarterly Report on Form 10-Q (this "Quarterly Report") to "PRA Group," "we," "us," "the Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
Forward-Looking Statements:
This Quarterly Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical fact are forward-looking statements, including statements regarding overall cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans, strategies and anticipated events or trends. Our results could differ materially from those expressed or implied by such forward-looking statements, or our forward looking statements could be wrong, as a result of risks, uncertainties and assumptions including the following:
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
•uncertainty about the future of the London Inter-Bank Offer Rate;
•disruptions of business operations caused by cybersecurity incidents or the underperformance or failure of information technology infrastructure, networks or communication systems; and
•the "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K") and in other filings with the Securities and Exchange Commission.
You should assume that the information appearing in this Quarterly Report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date. Except as required by law, we assume no obligation to publically update or revise our forward-looking statements after the date of this Quarterly Report and you should not expect us to do so.

Frequently Used Terms
We may use the following terminology throughout this Quarterly Report:
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
We are headquartered in Norfolk, Virginia, and as of March 31, 2021, employed 3,822 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
COVID-19
The COVID-19 pandemic has continued to adversely impact all countries in which we operate. We have taken steps to modify our operations to mitigate adverse effects where possible while conforming with various COVID-19 protocols within the countries in which we operate. We continue to enable employees to work remotely and follow social distancing in the workplaces that remain open. These actions have allowed us to operate our business while minimizing disruption and complying with country-specific, federal, state and local laws, regulations, guidelines and governmental actions related to the pandemic. Additional information regarding the impact of COVID-19 on our business can be found in Part II, Item 7 to our 2020 Form 10-K.
Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth Consolidated Income Statement amounts as a percentage of Total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2021		2020
Revenues:
Portfolio income	$231,672	80.0%	$262,022	104.1%
Changes in expected recoveries	50,136	17.3	(12,816)	(5.1)
Fee income	2,181	0.8	2,209	0.9
Other revenue	5,480	1.9	369	0.1
Total revenues	289,469	100.0	251,784	100.0

Operating expenses:
Compensation and employee services	73,984	25.6	75,171	29.9
Legal collection fees	12,926	4.5	14,572	5.8
Legal collection costs	21,312	7.4	34,447	13.7
Agency fees	15,591	5.4	13,376	5.3
Outside fees and services	20,760	7.1	19,394	7.7
Communication	12,663	4.4	13,511	5.4
Rent and occupancy	4,480	1.5	4,484	1.8
Depreciation and amortization	3,981	1.4	4,084	1.6
Other operating expenses	13,018	4.5	12,205	4.8
Total operating expenses	178,715	61.8	191,244	76.0
Income from operations	110,754	38.2	60,540	24.0
Other income and (expense):
Interest expense, net	(31,552)	(10.9)	(37,211)	(14.8)
Foreign exchange (loss)/gain	(26)	—	2,283	0.9
Other	26	—	(76)	—
Income before income taxes	79,202	27.3	25,536	10.1
Income tax expense	17,322	5.9	3,100	1.2
Net income	61,880	21.4	22,436	8.9
Adjustment for net income attributable to noncontrolling interests	3,474	1.2	3,301	1.3
Net income attributable to PRA Group, Inc.	$58,406	20.2%	$19,135	7.6%

Three Months Ended March 31, 2021 Compared To Three Months Ended March 31, 2020
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020	Change
Americas and Australia Core	$347,638	$305,780	$41,858
Americas Insolvency	35,253	43,210	(7,957)
Europe Core	149,486	131,340	18,146
Europe Insolvency	23,510	14,243	9,267
Total cash collections	$555,887	$494,573	$61,314

Cash collections adjusted (1)	$555,887	$502,305	$53,582
(1) Cash collections adjusted refers to 2020 cash collections remeasured using 2021 exchange rates.

Cash collections were $555.9 million for the three months ended March 31, 2021, an increase of $61.3 million, or 12.4%, compared to $494.6 million for the three months ended March 31, 2020. Cash collections increased in Americas and Australia Core largely due to our U.S. call center and other collections, including higher level of collections through our digital platforms, increasing $54.3 million, or 32.3%. This was primarily due to what we believe to be various circumstances that have provided U.S. consumers with additional discretionary funds and a willingness to voluntarily resolve their debts. This increase was partly offset by a $10.8 million, or 10.4%, decrease in legal collections due to a lower volume of accounts in the legal channel primarily as a result of a shift in collections from the legal channel to our call centers and digital platforms. Cash collections in Americas Insolvency also decreased $8.0 million, or 18.4%, mainly due to the runoff of older portfolios. While cash collections in Other Americas Core decreased $1.6 million, or 4.8%, the primary driver of the decrease was foreign exchange rates. Europe cash collections increased $27.4 million, or 18.8%, primarily reflecting the impact of 2020 purchases.
Revenues
A summary of our revenue generation during the three months ended March 31, 2021 and 2020 is as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020	Change
Portfolio income	$231,672	$262,022	$(30,350)
Changes in expected recoveries	50,136	(12,816)	62,952
Fee income	2,181	2,209	(28)
Other revenue	5,480	369	5,111
Total revenues	$289,469	$251,784	$37,685
Portfolio Income
Portfolio income was $231.7 million for the three months ended March 31, 2021, a decrease of $30.3 million, or 11.6%, compared to $262.0 million for the three months ended March 31, 2020. The decrease was mainly due to our assumption that the significant cash overperformance in 2020 was largely acceleration versus an increase in total estimated collections combined with recent purchases not offsetting runoff, primarily in Americas Insolvency and Other Americas.
Changes in Expected Recoveries
Changes in expected recoveries for the three months ended March 31, 2021, were a positive $50.1 million. The change was the net result of recoveries received in excess of forecast of $103.0 million from significant cash collection overperformance reduced by a $52.9 million negative adjustment to changes in expected future recoveries. The changes in expected future recoveries reflect our assumption that the majority of the current quarter overperformance was due to acceleration in the timing of cash collections rather than an increase to total expected collections resulting in a present value adjustment. This compares to a negative $12.8 million for the three months ended March 31, 2020. The change was the net result of recoveries in excess of forecast of $7.8 million reduced by a $20.6 million negative adjustment to changes in expected future recoveries due to an expected delay in cash collections from the impact of COVID-19.

Other Revenue
Other revenue was $5.5 million for the three months ended March 31, 2021, an increase of $5.1 million compared to $0.4 million for the three months ended March 31, 2020 reflecting a gain on sale from certain other assets.
Operating Expenses
Total operating expenses were $178.7 million for the three months ended March 31, 2021, a decrease of $12.5 million, or 6.5%, compared to $191.2 million for the three months ended March 31, 2020.
Compensation and Employee Services
Compensation and employee services expenses were $74.0 million for the three months ended March 31, 2021, a decrease of $1.2 million, or 1.6%, compared to $75.2 million for the three months ended March 31, 2020. The slight decrease in compensation expense was primarily attributable to a reduction in the U.S. call center workforce due to efficiencies realized mostly offset by higher headcount in Europe. Total full-time equivalents decreased to 3,822 as of March 31, 2021, from 4,014 as of March 31, 2020.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $12.9 million for the three months ended March 31, 2021, a decrease of $1.7 million, or 11.6%, compared to $14.6 million for the three months ended March 31, 2020. The decrease was due to lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $21.3 million for the three months ended March 31, 2021, a decrease of $13.1 million, or 38.1%, compared to $34.4 million for the three months ended March 31, 2020. The decrease was primarily due to lower levels of accounts placed in the legal channel in the U.S. primarily reflecting a shift in collections from the legal channel to our call centers and digital platforms partially offset by higher levels of accounts placed in the legal channel in Europe.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $15.6 million for the three months ended March 31, 2021, an increase of $2.2 million, or 16.4%, compared to $13.4 million for the three months ended March 31, 2020 primarily reflecting an increase in agency fees primarily outside of the U.S.
Outside Fees and Services
Outside fees and services expenses were $20.8 million for the three months ended March 31, 2021, an increase of $1.4 million, or 7.2%, compared to $19.4 million for the three months ended March 31, 2020 primarily due to higher fees related to an increased number of debit card transactions.
Interest Expense, Net
Interest expense, net was $31.6 million during the three months ended March 31, 2021, a decrease of $5.6 million, or 15.1%, compared to $37.2 million for the three months ended March 31, 2020 primarily reflecting the 2021 change in accounting related to our convertible notes (see Note 2 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information) and lower levels of average outstanding borrowings on our debt obligations.

Interest expense, net consisted of the following for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020	Change
Interest on debt obligations and unused line fees	$20,910	$26,498	$(5,588)
Interest on senior notes	5,531	—	5,531
Coupon interest on convertible debt	3,019	5,175	(2,156)
Amortization of convertible debt discount	—	3,217	(3,217)
Amortization of loan fees and other loan costs	2,256	2,640	(384)
Interest income	(164)	(319)	155
Interest expense, net	$31,552	$37,211	$(5,659)
Foreign Exchange (Loss)/Gain
Foreign currency transaction losses were near zero for the three months ended March 31, 2021, compared to foreign currency gains of $2.3 million for the three months ended March 31, 2020. In any given period, we may incur foreign currency transaction gains or losses from transactions in currencies other than the functional currency.
Income Tax Expense
Income tax expense was $17.3 million for the three months ended March 31, 2021, an increase of $14.2 million, or 458.1%, compared to $3.1 million for the three months ended March 31, 2020. The increase was primarily due to higher income before taxes, which increased $53.7 million, or 210.6%, and the mix of earnings between jurisdictions. During the three months ended March 31, 2021, our effective tax rate was 21.9%, compared to 12.1% for the three months ended March 31, 2020. The increase in rate was primarily due to an estimated provision to return adjustment recorded in the prior year and a change in mix of income between countries of operation.

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
Revenue recognition under Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments-Credit Losses" ("ASC 326") is driven by estimates of the amount and timing of collections. We record new portfolio acquisitions at the purchase price which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, the annual pool is aggregated and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the effective interest rate is fixed at the amount we expect to collect discounted at the rate to equate purchase price to the recovery estimate. During the first year of purchase, we typically do not allow purchase price multiples to expand. Subsequent to the initial year, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

Purchase Price Multiples as of March 31, 2021 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Estimated Purchase Price Multiple(5)
Americas and Australia Core
1996-2010	$1,078,219	$3,397,952	$24,585	315%	240%
2011	209,602	719,618	15,897	343%	245%
2012	254,076	652,293	18,061	257%	226%
2013	390,826	894,640	30,051	229%	211%
2014	404,117	859,775	45,345	213%	204%
2015	443,114	913,857	106,551	206%	205%
2016	455,767	1,098,295	207,608	241%	201%
2017	532,851	1,211,584	325,675	227%	193%
2018	653,975	1,368,879	447,682	209%	202%
2019	581,476	1,239,777	622,713	213%	206%
2020	435,668	931,493	717,342	214%	213%
2021	88,822	188,644	184,196	212%	212%
Subtotal	5,528,513	13,476,807	2,745,706
Americas Insolvency
1996-2010	606,395	1,382,677	920	228%	180%
2011	180,432	370,183	493	205%	155%
2012	251,395	392,723	184	156%	136%
2013	227,834	354,943	651	156%	133%
2014	148,420	218,432	1,695	147%	124%
2015	63,170	87,087	876	138%	125%
2016	91,442	117,159	6,736	128%	123%
2017	275,257	349,209	51,318	127%	125%
2018	97,879	131,461	58,999	134%	127%
2019	123,077	158,692	105,361	129%	128%
2020	62,130	84,972	75,489	137%	136%
2021	9,486	13,185	13,168	139%	139%
Subtotal	2,136,917	3,660,723	315,890
Total Americas and Australia	7,665,430	17,137,530	3,061,596
Europe Core
2012	20,409	41,543	—	204%	187%
2013	20,334	25,653	—	126%	119%
2014	773,811	2,240,653	586,113	290%	208%
2015	411,340	725,713	250,732	176%	160%
2016	333,090	562,194	285,405	169%	167%
2017	252,174	354,024	184,108	140%	144%
2018	341,775	529,154	346,370	155%	148%
2019	518,610	776,604	587,133	150%	152%
2020	324,119	557,506	491,301	172%	172%
2021	43,635	77,780	76,397	178%	178%
Subtotal	3,039,297	5,890,824	2,807,559
Europe Insolvency
2014	10,876	18,228	130	168%	129%
2015	18,973	29,018	1,997	153%	139%
2016	39,338	56,926	8,784	145%	130%
2017	39,235	49,255	17,707	126%	128%
2018	44,908	52,080	32,060	116%	123%
2019	77,218	101,866	72,242	132%	130%
2020	105,440	135,896	121,891	129%	129%
2021	16,621	20,786	20,151	125%	125%
Subtotal	352,609	464,055	274,962
Total Europe	3,391,906	6,354,879	3,082,521
Total PRA Group	$11,057,336	$23,492,409	$6,144,117
(1)Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.
(2)For our non-U.S. amounts, purchase price is presented at the exchange rate at the end of the year in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the portfolio are presented at the year-end exchange rate for the respective year of purchase.
(3)For our non-U.S. amounts, TEC is presented at the year-end exchange rate for the respective year of purchase.
(4)For our non-U.S. amounts, ERC is presented at the March 31, 2021 exchange rate.
(5)The Original Estimated Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of March 31, 2021 Amounts in thousands
Purchase Period	Cash Collections (1)	Portfolio Income (1)	Changes in Expected Recoveries (1)	Total Portfolio Revenue (1)(2)	Net Finance Receivables as of March 31, 2021 (3)
Americas and Australia Core
1996-2010	$3,726	$2,319	$447	$2,766	$5,178
2011	2,259	1,405	309	1,714	2,596
2012	2,786	1,286	375	1,661	5,638
2013	4,968	2,526	(351)	2,175	13,495
2014	6,937	3,494	(2,154)	1,340	19,677
2015	11,958	6,355	(4,961)	1,394	45,306
2016	24,893	11,990	3,908	15,898	84,015
2017	41,722	18,236	3,937	22,173	145,799
2018	75,462	25,404	10,591	35,995	245,467
2019	88,246	35,129	6,417	41,546	331,169
2020	80,231	35,446	16,613	52,059	369,418
2021	4,450	2,728	838	3,566	87,902
Subtotal	347,638	146,318	35,969	182,287	1,355,660
Americas Insolvency
1996-2010	181	186	(5)	181	—
2011	76	73	3	76	—
2012	190	72	120	192	—
2013	201	181	20	201	—
2014	298	355	(90)	265	190
2015	446	247	(202)	45	497
2016	2,727	491	241	732	5,429
2017	11,752	2,621	468	3,089	43,107
2018	7,812	1,778	751	2,529	50,368
2019	8,594	2,488	(1,786)	702	89,380
2020	2,960	1,897	535	2,432	57,174
2021	16	101	(14)	87	9,553
Subtotal	35,253	10,490	41	10,531	255,698
Total Americas and Australia	382,891	156,808	36,010	192,818	1,611,358
Europe Core
2012	283	—	283	283	—
2013	171	—	171	171	—
2014	37,843	25,589	7,184	32,773	159,401
2015	13,464	7,427	(6,091)	1,336	130,541
2016	11,956	6,431	(649)	5,782	164,228
2017	9,565	3,191	(1,076)	2,115	127,233
2018	18,365	6,289	4,576	10,865	226,773
2019	32,020	10,111	2,450	12,561	390,892
2020	24,425	9,595	4,578	14,173	293,315
2021	1,394	210	1,015	1,225	43,431
Subtotal	149,486	68,843	12,441	81,284	1,535,814
Europe Insolvency
2014	88	48	6	54	55
2015	530	225	5	230	1,335
2016	1,762	546	118	664	6,487
2017	2,484	398	140	538	15,696
2018	2,967	640	(764)	(124)	27,919
2019	6,222	1,554	183	1,737	59,244
2020	8,817	2,410	850	3,260	98,227
2021	640	200	1,147	1,347	16,531
Subtotal	23,510	6,021	1,685	7,706	225,494
Total Europe	172,996	74,864	14,126	88,990	1,761,308
Total PRA Group	$555,887	$231,672	$50,136	$281,808	$3,372,666
(1)For our non-U.S. amounts, amounts are presented using the average exchange rates during the current reporting period.
(2)Total Portfolio Revenue refers to Portfolio Income and Changes in Expected Recoveries combined.
(3)For our non-U.S. amounts, Net Finance Receivables are presented at the March 31, 2021 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.

Cash Collections by Year, By Year of Purchase (1) as of March 31, 2021 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total
Americas and Australia Core
1996-2010	$1,078.2	$1,990.5	$367.1	$311.5	$228.4	$157.7	$109.3	$70.2	$46.0	$34.4	$28.4	$18.8	$3.7	$3,366.0
2011	209.6	—	62.0	174.5	152.9	108.5	73.8	48.7	32.0	21.6	16.6	10.9	2.3	703.8
2012	254.1	—	—	56.9	173.6	146.2	97.3	60.0	40.0	27.8	17.9	11.8	2.8	634.3
2013	390.8	—	—	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	23.2	5.0	864.6
2014	404.1	—	—	—	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	6.9	806.9
2015	443.1	—	—	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	12.0	810.7
2016	455.8	—	—	—	—	—	—	138.7	256.5	194.6	140.6	105.9	24.9	861.2
2017	532.9	—	—	—	—	—	—	—	107.3	278.7	256.5	192.5	41.7	876.7
2018	654.0	—	—	—	—	—	—	—	—	122.7	361.9	337.7	75.5	897.8
2019	581.5	—	—	—	—	—	—	—	—	—	143.8	349.0	88.2	581.0
2020	435.7	—	—	—	—	—	—	—	—	—	—	133.0	80.2	213.2
2021	88.8	—	—	—	—	—	—	—	—	—	—	—	4.4	4.4
Subtotal	5,528.6	1,990.5	429.1	542.9	656.5	752.9	844.8	837.1	860.8	945.0	1,141.5	1,271.9	347.6	10,620.6
Americas Insolvency
1996-2010	606.4	390.9	261.2	270.4	231.0	158.9	51.2	8.6	4.6	2.5	1.4	0.8	0.2	1,381.7
2011	180.4	—	15.2	66.4	82.8	85.8	76.9	36.0	3.7	1.6	0.7	0.5	0.1	369.7
2012	251.4	—	—	17.4	103.6	94.1	80.1	60.7	29.3	4.3	1.9	0.9	0.2	392.5
2013	227.8	—	—	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	1.3	0.2	354.3
2014	148.4	—	—	—	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	0.3	216.7
2015	63.2	—	—	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	0.4	86.2
2016	91.4	—	—	—	—	—	—	18.9	30.4	25.0	19.9	14.4	2.7	111.3
2017	275.3	—	—	—	—	—	—	—	49.1	97.3	80.9	58.8	11.8	297.9
2018	97.9	—	—	—	—	—	—	—	—	6.7	27.4	30.5	7.8	72.4
2019	123.1	—	—	—	—	—	—	—	—	—	13.3	31.4	8.6	53.3
2020	62.1	—	—	—	—	—	—	—	—	—	—	6.6	3.0	9.6
2021	9.5	—	—	—	—	—	—	—	—	—	—	—	—	—
Subtotal	2,136.9	390.9	276.4	354.2	469.9	458.4	344.2	249.8	222.4	207.9	180.9	155.3	35.3	3,345.6
Total Americas and Australia	7,665.5	2,381.4	705.5	897.1	1,126.4	1,211.3	1,189.0	1,086.9	1,083.2	1,152.9	1,322.4	1,427.2	382.9	13,966.2
Europe Core
2012	20.4	—	—	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	1.2	0.3	38.6
2013	20.3	—	—	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.7	0.2	23.5
2014	773.8	—	—	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	37.8	1,479.2
2015	411.3	—	—	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	13.4	447.0
2016	333.1	—	—	—	—	—	—	40.4	78.9	72.6	58.0	48.3	12.0	310.2
2017	252.2	—	—	—	—	—	—	—	17.9	56.0	44.1	36.1	9.6	163.7
2018	341.8	—	—	—	—	—	—	—	—	24.3	88.7	71.2	18.4	202.6
2019	518.6	—	—	—	—	—	—	—	—	—	47.9	125.7	32.0	205.6
2020	324.1	—	—	—	—	—	—	—	—	—	—	32.4	24.4	56.8
2021	43.6	—	—	—	—	—	—	—	—	—	—	—	1.4	1.4
Subtotal	3,039.2	—	—	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.1	519.7	149.5	2,928.6
Europe Insolvency
2014	10.9	—	—	—	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.1	16.4
2015	19.0	—	—	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	0.5	24.5
2016	39.3	—	—	—	—	—	—	6.2	12.7	12.9	10.7	7.9	1.8	52.2
2017	39.2	—	—	—	—	—	—	—	1.2	7.9	9.2	9.8	2.5	30.6
2018	44.9	—	—	—	—	—	—	—	—	0.6	8.4	10.3	3.0	22.3
2019	77.2	—	—	—	—	—	—	—	—	—	5.1	21.1	6.2	32.4
2020	105.4	—	—	—	—	—	—	—	—	—	—	6.1	8.8	14.9
2021	16.7	—	—	—	—	—	—	—	—	—	—	—	0.6	0.6
Subtotal	352.6	—	—	—	—	—	7.3	14.5	22.1	28.8	38.8	58.9	23.5	193.9
Total Europe	3,391.8	—	—	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	578.6	173.0	3,122.5
Total PRA Group	$11,057.3	$2,381.4	$705.5	$908.7	$1,142.5	$1,378.6	$1,539.6	$1,492.0	$1,512.3	$1,625.1	$1,841.3	$2,005.8	$555.9	$17,088.7
(1)For our non-U.S. amounts, cash collections are presented using the average exchange rates during the cash collection period.
(2)Includes the finance receivables portfolios that were acquired through our business acquisitions.
(3)For our non-U.S. amounts, purchase price is presented at the exchange rate at the end of the year in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated remaining collections
The following chart shows our ERC of $6,144.1 million at March 31, 2021 by geographical region (amounts in millions).
The following chart shows our ERC by year for the 12 month periods ending March 31 in each of the years represented below. The forecast amounts reflect our estimate at March 31, 2021 of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollar at the March 31, 2021 exchange rate (amounts in millions).
Seasonality
Although 2020 deviated from usual seasonal patterns due to the impact of COVID-19, typically cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.

Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated (amounts in thousands).

Cash Collections by Geography and Type
	2021	2020				2019
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas and Australia Core	$347,638	$286,524	$336,322	$343,269	$305,780	$276,639	$279,902	$294,243
Americas Insolvency	35,253	36,048	37,344	38,685	43,210	40,801	45,759	49,770
Europe Core	149,486	141,471	131,702	115,145	131,340	126,649	118,917	117,635
Europe Insolvency	23,510	17,830	13,971	12,841	14,243	12,520	8,639	8,626
Total Cash Collections	$555,887	$481,873	$519,339	$509,940	$494,573	$456,609	$453,217	$470,274
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands).

Cash Collections by Source - Core Portfolios Only
	2021	2020				2019
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Call Center and Other Collections	$355,043	$296,865	$325,898	$319,236	$288,596	$262,570	$254,798	$264,478
External Legal Collections	65,613	58,481	68,861	70,310	75,699	70,867	75,082	75,624
Internal Legal Collections	76,468	72,649	73,265	68,868	72,825	69,851	68,939	71,776
Total Core Cash Collections	$497,124	$427,995	$468,024	$458,414	$437,120	$403,288	$398,819	$411,878
Collections Productivity (U.S. Portfolio)
The following tables displays a collections productivity measure for our U.S. Portfolios for the periods indicated.

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2021	2020	2019	2018	2017
First Quarter	$279	$172	$139	$121	$161
Second Quarter	—	263	139	101	129
Third Quarter	—	246	124	107	125
Fourth Quarter	—	204	128	104	112
(1)Represents total cash collections less internal legal cash collections, external legal cash collections, and insolvency cash collections from trustee-administered accounts.

Cash Efficiency Ratio
The following table displays our cash efficiency for the periods indicated.

Cash Efficiency Ratio (1)
	2021	2020	2019
First Quarter	68.0%	61.5%	59.2%
Second Quarter	—	68.7	60.4
Third Quarter	—	65.6	60.2
Fourth Quarter	—	61.9	59.7
Full Year	—	64.5	59.9
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.

Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2011. It includes the acquisition date finance receivable portfolios that were acquired through our business acquisitions. The 2021 totals represent portfolio acquisitions through the three months ended March 31, 2021 while the prior year totals are for the full year.
The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands).

Portfolio Acquisitions by Geography and Type
	2021	2020				2019
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas and Australia Core	$88,912	$67,460	$84,139	$110,474	$172,697	$118,153	$168,185	$121,996
Americas Insolvency	9,486	12,504	14,328	14,527	20,772	22,650	26,311	26,092
Europe Core	44,095	137,647	74,930	34,247	60,990	218,919	64,728	136,344
Europe Insolvency	16,468	72,171	4,203	5,251	18,778	42,613	19,772	4,715
Total Portfolio Acquisitions	$158,961	$289,782	$177,600	$164,499	$273,237	$402,335	$278,996	$289,147
Portfolio Acquisitions by Stratification (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 57 million customer accounts in the U.S (amounts in thousands).

U.S. Portfolio Acquisitions by Major Asset Type
	2021		2020
	Q1		Q4		Q3		Q2		Q1
Major Credit Cards	$28,230	31.1%	$22,500	28.9%	$23,322	25.7%	$50,270	40.9%	$71,225	38.3%
Private Label Credit Cards	50,180	55.4	48,335	62.1	60,331	66.5	69,651	56.7	104,300	56.0
Consumer Finance	11,861	13.1	5,978	7.6	6,333	7.0	2,430	2.0	2,109	1.1
Auto Related	381	0.4	1,081	1.4	680	0.8	460	0.4	8,510	4.6
Total	$90,652	100.0%	$77,894	100.0%	$90,666	100.0%	$122,811	100.0%	$186,144	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2021		2020
	Q1		Q4		Q3		Q2		Q1
Fresh (1)	$21,502	26.4%	$21,985	33.6%	$25,236	33.1%	$28,847	26.6%	$51,126	30.9%
Primary (2)	1,360	1.7	1,002	1.5	5,187	6.8	9,887	9.1	18,152	11.0
Secondary (3)	50,546	62.1	41,164	63.0	44,534	58.3	67,609	62.5	92,855	56.1
Other (4)	8,050	9.8	1,239	1.9	1,381	1.8	1,941	1.8	3,239	2.0
Total Core	81,458	100.0%	65,390	100.0%	76,338	100.0%	108,284	100.0%	165,372	100.0%
Insolvency	9,194		12,504		14,328		14,527		20,772
Total	$90,652		$77,894		$90,666		$122,811		$186,144
(1)Fresh accounts are typically past due 120 to 270 days, charged-off by the credit originator and are either being sold prior to any post-charge-off collection activity or placement with a third-party for the first time.
(2)Primary accounts are typically 360 to 450 days past due and charged-off and have been previously placed with one contingent fee servicer.
(3)Secondary accounts are typically more than 660 days past due and charged-off and have been placed with two contingent fee servicers.
(4)Other accounts are typically two to three years or more past due and charged-off and have previously been worked by three or more contingent fee servicers.
Non-GAAP Financial Measures
We report financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, management uses certain non-GAAP financial measures including adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), to evaluate our operating and financial performance as well as to set performance goals. We present Adjusted EBITDA because we consider it an important supplemental measure of operations and financial performance. Management believes Adjusted EBITDA helps provide enhanced period-to-period comparability of operations and financial performance, as it excludes certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business, and is useful to investors as other companies in the industry report similar financial measures. Adjusted EBITDA should not be considered as an alternative to net income determined in accordance with GAAP. In addition, our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures presented by other companies.
Adjusted EBITDA is calculated starting with our GAAP financial measure, net income attributable to PRA Group, Inc. and is adjusted for:
•income tax expense (or less income tax benefit);
•foreign exchange loss (or less foreign exchange gain);
•interest expense, net (or less interest income, net);
•other expense (or less other income);
•depreciation and amortization;
•net income attributable to noncontrolling interests; and
•recoveries applied to negative allowance less changes in expected recoveries.

The following table is a reconciliation of net income, as reported in accordance with GAAP, to Adjusted EBITDA for the last 12 months ("LTM") as of March 31, 2021 and for the year ended December 31, 2020 (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	LTM	For the Year Ended
	March 31, 2021	December 31, 2020
Net income attributable to PRA Group, Inc.	$188,610	$149,339
Adjustments:
Income tax expense	55,425	41,203
Foreign exchange losses/(gains)	304	(2,005)
Interest expense, net	136,053	141,712
Other expense (1)	947	1,049
Depreciation and amortization	18,362	18,465
Adjustment for net income attributable to noncontrolling interests	18,576	18,403
Recoveries applied to negative allowance less Changes in expected recoveries	997,313	968,362
Adjusted EBITDA	$1,415,590	$1,336,528
(1) Other expense reflects non-operating expenses.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA. Debt to Adjusted EBITDA is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our Debt to Adjusted EBITDA for the LTM as of March 31, 2021 and for the year ended December 31, 2020 (amounts in thousands):

Debt to Adjusted EBITDA
	LTM		For the Year Ended
	March 31, 2021		December 31, 2020
Borrowings	$2,501,133		$2,661,289
Adjusted EBITDA	$1,415,590		$1,336,528
Debt to Adjusted EBITDA	1.77	x	1.99	x
Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of March 31, 2021, cash and cash equivalents totaled $92.8 million. Of the cash and cash equivalent balance as of March 31, 2021, $62.2 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.

At March 31, 2021, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit (2)	$376,392	$703,995	$254,772
European revolving credit	1,023,039	366,961	236,961
Term loan	467,500	—	—
Senior Notes	300,000	—	—
Convertible Notes	345,000	—	—
Less: Debt discounts and issuance costs	(10,798)	—	—
Total	$2,501,133	$1,070,956	$491,733
(1) Available borrowings after calculation of current borrowing base and debt covenants.
(2) Includes North American revolver and Colombian revolver.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $137.4 million as of March 31, 2021). Interest-bearing deposits as of March 31, 2021 were $125.0 million.
We determined that we were in compliance with the covenants of our financing arrangements as of March 31, 2021.
We have the ability to slow the purchase of finance receivables if necessary, and use the net cash flow generated from our cash collections from our existing finance receivables to temporarily service our debt and fund existing operations.
Contractual obligations over the next year are primarily related to purchase commitments. As of March 31, 2021, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $640.7 million, of which $621.2 million is due within the next 12 months. The $640.7 million is comprised of $452.7 million for the Americas and Australia and $188.0 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
Additionally, of our $2.5 billion borrowings at March 31, 2021, estimated interest, unused fees and principal payments for the next 12 months are approximately $106.7 million, of which, $11.0 million relates to principal. Our principal payment obligations related to debt maturities occur within three to five years as our European credit facility expires in February 2023, our convertible notes mature in June 2023, our North American credit facility expires in May 2024 and our senior notes mature in September 2025.
We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash, available borrowings under our revolving credit facilities, and access to the capital markets will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months. We may, however, seek to access the debt or equity capital markets as we deem appropriate, market permitting. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing from other sources.
For more information, see Note 7 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cash Flows Analysis
The following table summarizes our cash flow activity for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (amounts in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Total cash provided by (used in):
Operating activities	$20,208	$46,806	$(26,598)
Investing activities	166,982	(42,180)	209,162
Financing activities	(192,955)	72,142	(265,097)
Effect of exchange rate on cash	(6,427)	(16,575)	10,148
Net (decrease)/increase in cash and cash equivalents	$(12,192)	$60,193	$(72,385)
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
Net cash provided by operating activities decreased $26.6 million during the three months ended March 31, 2021, mainly driven by lower cash collections recognized as revenue and other various offsetting noncash items.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects purchases of nonperforming loans.
Net cash provided by investing activities increased $209.2 million during the three months ended March 31, 2021 primarily driven by a $112.5 million decrease in purchases of nonperforming loans and a $91.9 million increase in recoveries applied to our negative allowance.
Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Changes in net cash flow related to financing activities was driven primarily by a $269.7 million decrease in proceeds from our lines of credit.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $62.2 million and $97.0 million as of March 31, 2021 and December 31, 2020, respectively. Refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.
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
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in Item 8 of our 2020 Form 10-K. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets, and liabilities.
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
Revenue Recognition - Finance Receivables
We account for the majority of our investment in finance receivables under the guidance of ASC 326. Revenue recognition for finance receivables involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the quantity and timing of future cash flows and economic lives of our pools of finance receivables. Significant changes in such estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool.
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
Valuation of Goodwill
In accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), we evaluate Goodwill for impairment annually and more frequently if indicators of potential impairment exist. Goodwill is reviewed for potential impairment at the reporting unit level.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our activities are subject to various financial risks, including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. Our financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on our financial performance. We may periodically enter into derivative financial instruments, typically interest rate and currency derivatives, to reduce our exposure to fluctuations in interest rates on variable-rate debt, fluctuations in currency rates and their impact on earnings and cash flows. We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments, as these transactions were executed with a diversified group of major financial institutions with an investment-grade credit rating. Our intention is to spread our counterparty credit risk across a number of counterparties so that exposure to a single counterparty is minimized.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.9 billion as of March 31, 2021. Based on our debt structure at March 31, 2021, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $1.8 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $3.7 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at March 31, 2021. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts and a 75 basis point floor on revolving loans in our North American credit facility.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended March 31, 2021, we generated $111.3 million of revenues from operations outside the U.S. and used 12 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of March 31, 2021, refer to Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of PRA Group, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed June 17, 2020 (File No. 000-50058)).
3.2	Amended and Restated By-Laws of PRA Group, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed June 17, 2020 (File No. 000-50058)).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed October 15, 2002 (Registration No. 333-99225)).
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-1 filed October 30, 2002 (Registration No. 333-99225)).
4.3	Indenture dated May 26, 2017 between PRA Group, Inc. and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed May 26, 2017 (File No. 000-50058)).
4.4
Indenture dated as of August 27, 2020 among PRA Group Inc., the domestic subsidiaries of PRA Group Inc., party thereto and Regions Bank, or Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 1, 2020 (File No. 000-50058)).

4.5
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed February 26, 2021 (File No. 000-50058)).

10.1	Form of Performance Stock Unit Agreement (filed herein).
10.2
Seventh Amendment and Restatement Agreement to the Multicurrency Revolving Credit Facility Agreement, dated as of March 12, 2021 by and among PRA Group Europe Holding S.à.r.l., PRA Group Europe Holding S.à.r.l., Luxembourg, Zug Branch and DNB Bank ASA (filed herewith).

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

PRA Group, Inc.
(Registrant)

May 6, 2021	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2021	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)