Form 10-Q
period 2021-06-30
PRA GROUP INC
filed 2021-08-06
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of August 4, 2021 was 45,836,572.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
June 30, 2021 and December 31, 2020
(Amounts in thousands)

	(unaudited)
	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$76,013	$108,613
Restricted cash	4,631	12,434
Investments	87,631	55,759
Finance receivables, net	3,349,038	3,514,788
Other receivables, net	7,096	13,194
Income taxes receivable	21,366	21,928
Deferred tax assets, net	78,935	83,205
Right-of-use assets	50,068	52,951
Property and equipment, net	54,895	58,356
Goodwill	492,843	492,989
Other assets	38,777	38,844
Total assets	$4,261,293	$4,453,061
Liabilities and Equity
Liabilities:
Accounts payable	$5,229	$5,294
Accrued expenses	86,634	97,320
Income taxes payable	27,872	29,692
Deferred tax liabilities, net	35,682	40,867
Lease liabilities	54,506	57,348
Interest-bearing deposits	131,221	132,739
Borrowings	2,408,875	2,661,289
Other liabilities	36,334	54,986
Total liabilities	2,786,353	3,079,535
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized,45,837 shares issued and outstanding at June 30, 2021; 100,000 shares authorized, 45,585 shares issued and outstanding at December 31, 2020	458	456
Additional paid-in capital	51,206	75,282
Retained earnings	1,638,380	1,511,970
Accumulated other comprehensive loss	(235,359)	(245,791)
Total stockholders' equity - PRA Group, Inc.	1,454,685	1,341,917
Noncontrolling interest	20,255	31,609
Total equity	1,474,940	1,373,526
Total liabilities and equity	$4,261,293	$4,453,061
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and six months ended June 30, 2021 and 2020
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Portfolio income	$219,137	$248,284	$450,809	$510,306
Changes in expected recoveries	63,548	19,801	113,684	6,985
Total portfolio revenue	282,685	268,085	564,493	517,291
Fee income	2,453	2,639	4,634	4,848
Other revenue	491	1,186	5,971	1,555
Total revenues	285,629	271,910	575,098	523,694

Operating expenses:
Compensation and employee services	79,632	70,472	153,616	145,643
Legal collection fees	12,289	13,742	25,215	28,314
Legal collection costs	18,469	19,507	39,781	53,954
Agency fees	15,908	10,343	31,499	23,719
Outside fees and services	20,973	18,683	41,733	38,077
Communication	10,594	8,812	23,257	22,323
Rent and occupancy	4,643	4,471	9,123	8,955
Depreciation and amortization	3,815	4,109	7,796	8,193
Other operating expenses	15,092	10,491	28,110	22,696
Total operating expenses	181,415	160,630	360,130	351,874
Income from operations	104,214	111,280	214,968	171,820
Other income and (expense):
Interest expense, net	(30,836)	(35,416)	(62,388)	(72,627)
Foreign exchange (loss)/gain	(1,079)	683	(1,105)	2,966
Other	183	(1,582)	209	(1,658)
Income before income taxes	72,482	74,965	151,684	100,501
Income tax expense	11,921	14,137	29,243	17,237
Net income	60,561	60,828	122,441	83,264
Adjustment for net income attributable to noncontrolling interests	4,565	2,914	8,039	6,215
Net income attributable to PRA Group, Inc.	$55,996	$57,914	$114,402	$77,049
Net income per common share attributable to PRA Group, Inc.:
Basic	$1.22	$1.27	$2.50	$1.69
Diluted	$1.22	$1.26	$2.48	$1.68
Weighted average number of shares outstanding:
Basic	45,807	45,548	45,738	45,500
Diluted	46,059	45,987	46,051	45,886
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and six months ended June 30, 2021 and 2020
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$60,561	$60,828	$122,441	$83,264
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	19,087	28,923	(5,444)	(79,153)
Cash flow hedges	1,355	(3,753)	13,678	(24,321)
Debt securities available-for-sale	(142)	51	(142)	221
Other comprehensive income/(loss)	20,300	25,221	8,092	(103,253)
Total comprehensive income/(loss)	80,861	86,049	130,533	(19,989)
Less comprehensive income/(loss) attributable to noncontrolling interests	6,648	(270)	5,698	(10,844)
Comprehensive income/(loss) attributable to PRA Group, Inc.	$74,213	$86,319	$124,835	$(9,145)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the six months ended June 30, 2021
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Balance at December 31, 2020	45,585	$456	$75,282	$1,511,970	$(245,791)	$31,609	$1,373,526
Effect of change in accounting principle (1)	—	—	(26,697)	12,008	—	—	(14,689)
Balance at January 1, 2021	45,585	456	48,585	1,523,978	(245,791)	31,609	1,358,837
Components of comprehensive income, net of tax:
Net income	—	—	—	58,406	—	3,474	61,880
Currency translation adjustments	—	—	—	—	(20,108)	(4,423)	(24,531)
Cash flow hedges	—	—	—	—	12,323	—	12,323
Distributions to noncontrolling interest	—	—	—	—	—	(3,933)	(3,933)
Vesting of restricted stock	214	2	(2)	—	—	—	—
Share-based compensation expense	—	—	4,113	—	—	—	4,113
Employee stock relinquished for payment of taxes	—	—	(5,460)	—	—	—	(5,460)
Balance at March 31, 2021	45,799	$458	$47,236	$1,582,384	$(253,576)	$26,727	$1,403,229
Components of comprehensive income, net of tax:
Net income	—	—	—	55,996	—	4,565	60,561
Currency translation adjustments	—	—	—	—	17,004	2,083	19,087
Cash flow hedges	—	—	—	—	1,355	—	1,355
Debt securities available-for-sale	—	—	—	—	(142)	—	(142)
Distributions to noncontrolling interest	—	—	—	—	—	(13,120)	(13,120)
Vesting of restricted stock	38	—	—	—	—	—	—
Share-based compensation expense	—	—	4,040	—	—	—	4,040
Employee stock relinquished for payment of taxes	—	—	(70)	—	—	—	(70)
Balance at June 30, 2021	45,837	$458	$51,206	$1,638,380	$(235,359)	$20,255	$1,474,940
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

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2021 and 2020
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$122,441	$83,264
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	8,153	5,920
Depreciation and amortization	7,796	8,193
Amortization of debt discount and issuance costs	4,647	11,846
Changes in expected recoveries	(113,684)	(6,985)
Deferred income taxes	(246)	(21,361)
Net unrealized foreign currency transactions	948	33,320
Fair value in earnings for equity securities	307	1,412
Other	(180)	(256)
Changes in operating assets and liabilities:
Other assets	(60)	256
Other receivables, net	5,961	(4,733)
Accounts payable	(18)	507
Income taxes payable, net	(1,724)	22,527
Accrued expenses	(11,142)	(13,336)
Other liabilities	(1,598)	1,821
Right of use asset/lease liability	36	105
Net cash provided by operating activities	21,637	122,500
Cash flows from investing activities:
Purchases of property and equipment, net	(4,098)	(10,597)
Purchases of finance receivables	(379,406)	(436,097)
Recoveries applied to negative allowance	657,344	501,583
Purchases of investments	(63,730)	(8,317)
Proceeds from sales and maturities of investments	31,220	41,505
Business acquisition, net of cash acquired	(647)	—
Net cash provided by investing activities	240,683	88,077
Cash flows from financing activities:
Proceeds from lines of credit	219,416	395,152
Principal payments on lines of credit	(496,700)	(568,912)
Principal payments on long-term debt	(5,000)	(5,000)
Payments of origination cost and fees	(260)	(9,781)
Tax withholdings related to share-based payments	(5,529)	(3,176)
Distributions paid to noncontrolling interest	(17,052)	(14,908)
Net increase in interest-bearing deposits	3,715	13,675
Net cash used in financing activities	(301,410)	(192,950)
Effect of exchange rate on cash	(1,313)	(16,503)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(40,403)	1,124
Cash, cash equivalents and restricted cash beginning of period	121,047	123,807
Cash, cash equivalents and restricted cash, end of period	$80,644	$124,931
Supplemental disclosure of cash flow information:
Cash paid for interest	$58,648	$60,618
Cash paid for income taxes	31,093	16,796
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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of June 30, 2021, its Consolidated Income Statements and Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2021 and 2020, and its Consolidated Statements of Changes in Equity and Statements of Cash Flows for the six months ended June 30, 2021 and 2020, have been included. The Company's Consolidated Income Statements for the three and six months ended June 30, 2021 may not be indicative of future results.
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
The following tables show the amount of revenue generated for the three and six months ended June 30, 2021 and 2020, and long-lived assets held at June 30, 2021 and 2020, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$168,689	$90,423	$192,293	$105,996
United Kingdom	42,459	2,299	28,041	2,755
Other (1)	74,481	12,241	51,576	8,747
Total	$285,629	$104,963	$271,910	$117,498

PRA Group, Inc.
Notes to Consolidated Financial Statements

	As of and for the		As of and for the
	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$346,870	$90,423	$345,628	$105,996
United Kingdom	90,636	2,299	64,381	2,755
Other (1)	137,592	12,241	113,685	8,747
Total	$575,098	$104,963	$523,694	$117,498
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
The Company accounts for its 3.50% Convertible Notes due 2023 (the "2023 Notes" or the "Convertible Notes") in accordance with ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470"). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC Topic 815 "Derivatives and Hedging" ("ASC 815"), or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. The Company adopted the standard using a modified retrospective method, with adjustments which increased retained earnings by $12.0 million, reduced additional paid-in capital by $26.7 million and increased the net carrying amount of the 2023 Notes by $19.8 million at January 1, 2021. Additionally, for the three and six months ended June 30, 2021, the effect of adoption reduced interest expense by $2.0 million and $4.0 million, increased net income by $1.7 million and $3.3 million and impacted EPS by $0.03 per share and $0.07 per share, respectively. For more information on the 2023 Notes, see Note 7.
3. Finance Receivables, net:
Finance receivables, net consisted of the following at June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Amortized cost	$—	$—
Negative allowance for expected recoveries (1)	3,349,038	3,514,788
Balance at end of period	$3,349,038	$3,514,788
(1) The negative allowance balance includes certain portfolios of nonperforming loans for which the Company holds a beneficial interest representing approximately 1% of the balance.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2021 and 2020
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended June 30, 2021 and 2020 were as follows (amounts in thousands):

	Three Months Ended June 30, 2021
	Core	Insolvency	Total
Balance at beginning of period	$2,891,474	$481,192	$3,372,666
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	205,035	14,642	219,677
Foreign currency translation adjustment	20,512	1,420	21,932
Recoveries applied to negative allowance (2)	(282,240)	(46,545)	(328,785)
Changes in expected recoveries (3)	60,182	3,366	63,548
Balance at end of period	$2,894,963	$454,075	$3,349,038

	Three Months Ended June 30, 2020
	Core	Insolvency	Total
Balance at beginning of period	$2,949,384	$458,690	$3,408,074
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	144,721	19,778	164,499
Foreign currency translation adjustment	24,215	(130)	24,085
Recoveries applied to negative allowance (2)	(231,435)	(33,492)	(264,927)
Changes in expected recoveries (3)	21,251	(1,450)	19,801
Balance at end of period	$2,908,136	$443,396	$3,351,532
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended June 30, 2021 and 2020 were as follows (amounts in thousands):

	Three Months Ended June 30, 2021
	Core	Insolvency	Total
Face value	$1,275,628	$60,316	$1,335,944
Noncredit discount	(172,655)	(5,515)	(178,170)
Allowance for credit losses at acquisition	(897,938)	(40,159)	(938,097)
Purchase price	$205,035	$14,642	$219,677

	Three Months Ended June 30, 2020
	Core	Insolvency	Total
Face value	$1,288,243	$96,964	$1,385,207
Noncredit discount	(160,409)	(7,979)	(168,388)
Allowance for credit losses at acquisition	(983,113)	(69,207)	(1,052,320)
Purchase price	$144,721	$19,778	$164,499

PRA Group, Inc.
Notes to Consolidated Financial Statements
The initial negative allowance recorded on portfolio acquisitions for the three months ended June 30, 2021 and 2020 were as follows (amounts in thousands):

	Three Months Ended June 30, 2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(897,938)	$(40,159)	$(938,097)
Writeoffs, net	897,938	40,159	938,097
Expected recoveries	205,035	14,642	219,677
Initial negative allowance for expected recoveries	$205,035	$14,642	$219,677

	Three Months Ended June 30, 2020
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(983,113)	$(69,207)	$(1,052,320)
Writeoffs, net	983,113	69,207	1,052,320
Expected recoveries	144,721	19,778	164,499
Initial negative allowance for expected recoveries	$144,721	$19,778	$164,499
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were calculated as follows for the three months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30, 2021
	Core	Insolvency	Total
Recoveries (a)	$486,121	$61,801	$547,922
Less - amounts reclassified to portfolio income	203,881	15,256	219,137
Recoveries applied to negative allowance	$282,240	$46,545	$328,785

	Three Months Ended June 30, 2020
	Core	Insolvency	Total
Recoveries (a)	$461,238	$51,973	$513,211
Less - amounts reclassified to portfolio income	229,803	18,481	248,284
Recoveries applied to negative allowance	$231,435	$33,492	$264,927
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries consisted of the following for the three months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30, 2021
	Core	Insolvency	Total
Changes in expected future recoveries	$(5,350)	$(6,495)	$(11,845)
Recoveries received in excess of forecast	65,532	9,861	75,393
Changes in expected recoveries	$60,182	$3,366	$63,548

	Three Months Ended June 30, 2020
	Core	Insolvency	Total
Changes in expected future recoveries	$(97,910)	$(1,788)	$(99,698)
Recoveries received in excess of forecast	119,161	338	119,499
Changes in expected recoveries	$21,251	$(1,450)	$19,801

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
Changes in expected recoveries for the three months ended June 30, 2021 were a net positive $63.5 million. This reflects $75.4 million in recoveries received in excess of forecast, which was largely due to significant cash collections overperformance in the quarter partially offset by an $11.8 million adjustment to changes in expected future recoveries. The changes in expected future recoveries reflects the Company's assumption that the majority of the current quarter overperformance was acceleration of future collections combined with adjustments in some geographies to increase near-term expected collections, bringing them in line with recent performance trends in collections, with corresponding reductions made later in the forecast period.
Changes in expected recoveries for the three months ended June 30, 2020 were a net positive $19.8 million. This reflected $119.5 million in recoveries received during the second quarter 2020 in excess of forecast, partially offset by a $99.7 million decrease to the present value of expected future recoveries. The majority of the decrease reflected the Company's assumption that the overperformance was acceleration in cash collections rather than an increase to total expected collections. Additionally, the Company made forecast adjustments in the quarter that it deemed appropriate given the environment in which the Company was operating.
Six Months Ended June 30, 2021 and 2020
Changes in the negative allowance for expected recoveries by portfolio segment for the six months ended June 30, 2021 and 2020 were as follows (amounts in thousands):

	Six Months Ended June 30, 2021
	Core	Insolvency	Total
Balance at beginning of period	$3,019,477	$495,311	$3,514,788
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	338,042	40,596	378,638
Foreign currency translation adjustment	(3,737)	3,009	(728)
Recoveries applied to negative allowance (2)	(567,411)	(89,933)	(657,344)
Changes in expected recoveries (3)	108,592	5,092	113,684
Balance at end of period	$2,894,963	$454,075	$3,349,038

	Six Months Ended June 30, 2020
	Core	Insolvency	Total
Balance at beginning of period	$3,051,426	$462,739	$3,514,165
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	378,408	59,328	437,736
Foreign currency translation adjustment	(95,999)	(9,772)	(105,771)
Recoveries applied to negative allowance (2)	(430,473)	(71,110)	(501,583)
Changes in expected recoveries (3)	4,774	2,211	6,985
Balance at end of period	$2,908,136	$443,396	$3,351,532

PRA Group, Inc.
Notes to Consolidated Financial Statements
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the six months ended June 30, 2021 and 2020 were as follows (amounts in thousands):

	Six Months Ended June 30, 2021
	Core	Insolvency	Total
Face value	$2,364,283	$195,127	$2,559,410
Noncredit discount	(305,187)	(13,013)	(318,200)
Allowance for credit losses at acquisition	(1,721,054)	(141,518)	(1,862,572)
Purchase price	$338,042	$40,596	$378,638

	Six Months Ended June 30, 2020
	Core	Insolvency	Total
Face value	$3,179,386	$274,418	$3,453,804
Noncredit discount	(373,699)	(21,011)	(394,710)
Allowance for credit losses at acquisition	(2,427,279)	(194,079)	(2,621,358)
Purchase price	$378,408	$59,328	$437,736
The initial negative allowance recorded on portfolio acquisitions for the six months ended June 30, 2021 and 2020 were as follows (amounts in thousands):

	Six Months Ended June 30, 2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,721,054)	$(141,518)	$(1,862,572)
Writeoffs, net	1,721,054	141,518	1,862,572
Expected recoveries	338,042	40,596	378,638
Initial negative allowance for expected recoveries	$338,042	$40,596	$378,638

	Six Months Ended June 30, 2020
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(2,427,279)	$(194,079)	$(2,621,358)
Writeoffs, net	2,427,279	194,079	2,621,358
Expected recoveries	378,408	59,328	437,736
Initial negative allowance for expected recoveries	$378,408	$59,328	$437,736
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were calculated as follows for the six months ended June 30, 2021 and 2020 (amounts in thousands):

	Six Months Ended June 30, 2021
	Core	Insolvency	Total
Recoveries (a)	$986,453	$121,700	$1,108,153
Less - amounts reclassified to portfolio income	419,042	31,767	450,809
Recoveries applied to negative allowance	$567,411	$89,933	$657,344

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2020
	Core	Insolvency	Total
Recoveries (a)	$901,932	$109,957	$1,011,889
Less - amounts reclassified to portfolio income	471,459	38,847	510,306
Recoveries applied to negative allowance	$430,473	$71,110	$501,583
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries consisted of the following for the six months ended June 30, 2021 and 2020 (amounts in thousands):

	Six Months Ended June 30, 2021
	Core	Insolvency	Total
Changes in expected future recoveries	$(51,852)	$(12,845)	$(64,697)
Recoveries received in excess of forecast	160,444	17,937	178,381
Changes in expected recoveries	$108,592	$5,092	$113,684

	Six Months Ended June 30, 2020
	Core	Insolvency	Total
Changes in expected future recoveries	$(118,434)	$(1,890)	$(120,324)
Recoveries received in excess of forecast	123,208	4,101	127,309
Changes in expected recoveries	$4,774	$2,211	$6,985
Changes in expected recoveries for the six months ended June 30, 2021 were a net positive $113.7 million. The changes were the net result of recoveries in excess of forecast of $178.4 million from significant cash collections overperformance in 2020 and 2021 reduced by a $64.7 million negative adjustment to changes in expected future recoveries. The changes in expected future recoveries includes the Company's assumption that the majority of the first half of 2021 overperformance was due to acceleration of future collections, combined with adjustments in some geographies to increase near-term expected collections, bringing them in line with recent performance trends in collections, with corresponding reductions made later in the forecast period.
Changes in expected recoveries for the six months ended June 30, 2020 were a net positive $7.0 million. This reflected $127.3 million in recoveries in excess of forecast, which was largely due to significant cash collections overperformance during the second quarter of 2020. This was mostly offset by a $120.3 million decrease in the present value of expected future recoveries. The majority of the decrease reflected the Company's assumption that the second quarter of 2020 overperformance was primarily due to acceleration in the timing of cash collections rather than an increase to total expected collections. Additionally, the Company made forecast adjustments in both quarters that it deemed appropriate given the environment in which the Company was operating.
4. Investments:
Investments consisted of the following at June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Debt securities
Available-for-sale	$62,044	$5,368
Equity securities
Exchange traded funds	10,330	34,847
Private equity funds	5,465	6,123
Mutual funds	832	1,023
Equity method investments	8,960	8,398
Total investments	$87,631	$55,759

PRA Group, Inc.
Notes to Consolidated Financial Statements
Debt Securities
Available-for-sale
Government securities: The Company's investments in government instruments, including bonds and treasury securities, are classified as available-for-sale and are stated at fair value.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2021 and December 31, 2020 were as follows (amounts in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$62,057	$—	$13	$62,044

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government bonds	$5,239	$129	$—	$5,368
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
5. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2020 and concluded that no goodwill impairment was necessary. The Company performed its quarterly assessment by evaluating whether any triggering events had occurred as of June 30, 2021, which included considering current market conditions. The Company concluded that no triggering event had occurred as of June 30, 2021 and will continue to monitor the market for any adverse conditions.
The changes in goodwill for the three and six months ended June 30, 2021 and 2020, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$492,751	$418,565	$492,989	$480,794
Change in foreign currency translation adjustment	92	25,942	(146)	(36,287)
Balance at end of period	$492,843	$444,507	$492,843	$444,507

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
The components of lease expense for the three and six months ended June 30, 2021 and 2020, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$3,043	$2,974	$6,024	$6,037
Short-term lease expense	747	676	1,423	1,369
Total lease expense	$3,790	$3,650	$7,447	$7,406
Supplemental cash flow information and non-cash activity related to leases for the six months ended June 30, 2021 and 2020 were as follows (amounts in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$5,886	$6,014

ROU assets obtained in exchange for operating lease obligations	1,813	(5,999)
Lease term and discount rate information related to operating leases were as follows as of the dates indicated:

	Six Months Ended June 30,
	2021	2020
Weighted-average remaining lease term (years)	8.9	9.5

Weighted-average discount rate	4.72%	4.82%
Maturities of lease liabilities at June 30, 2021 are as follows for the following periods (amounts in thousands):

Operating Leases
For the six months ending December 31, 2021	$6,057
For the year ending December 31, 2022	9,860
For the year ending December 31, 2023	7,274
For the year ending December 31, 2024	6,797
For the year ending December 31, 2025	6,584
Thereafter	30,661
Total lease payments	$67,233
Less: imputed interest	12,727
Total present value of lease liabilities	$54,506

PRA Group, Inc.
Notes to Consolidated Financial Statements
7. Borrowings:
The Company's borrowings consisted of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Americas revolving credit (1)	$349,487	$405,706
Europe revolving credit	959,385	1,171,890
Term loan	465,000	470,000
Senior Notes	300,000	300,000
Convertible Notes	345,000	345,000
	2,418,872	2,692,596
Less: Debt discount and issuance costs	(9,997)	(31,307)
Total	$2,408,875	$2,661,289
(1) Includes North American revolver and Colombian revolver.
The following principal payments are due on the Company's borrowings as of June 30, 2021 for the 12-month periods ending June 30, (amounts in thousands):

2022	$10,964
2023	1,314,802
2024	793,106
2025	—
2026	300,000
Total	$2,418,872
The Company determined that it was in compliance with the covenants of its financing arrangements as of June 30, 2021.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian administrative agent, and a syndicate of lenders named therein (the "North American Credit Agreement").
The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $465.0 million term loan, (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate or the Eurodollar rate (as defined in the North American Credit Agreement), for the applicable term plus 2.50% per annum in the case of the Eurodollar rate loans. The revolving loans within the credit facility are subject to a 0.75% floor. The revolving credit facilities also bear an unused line fee of 0.375% per annum, payable quarterly in arrears. The loans under the North American Credit Agreement mature May 5, 2024. As of June 30, 2021, the unused portion of the North American Credit Agreement was $726.9 million. Considering borrowing base restrictions, as of June 30, 2021, the amount available to be drawn was $221.8 million.
The North American Credit Agreement is secured by a first priority lien on substantially all of the Company's North American assets. The North American Credit Agreement contains restrictive covenants and events of default, including the following:
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
•the Company must maintain positive consolidated income from operations during any fiscal quarter.
On July 30, 2021, the Company entered into the Fourth Amendment to the North American Credit Agreement. Refer to Note 15 for further information.
European Revolving Credit Facility
European subsidiaries of the Company ("PRA Europe") are parties to a credit agreement with DNB Bank ASA and a syndicate of lenders named therein, for a Multicurrency Revolving Credit Facility (the "European Credit Agreement"). On March 12, 2021, the Company entered into the Seventh Amendment and Restatement to its European Credit Agreement that, among other things, increased borrowings by $50.0 million through the accordion feature.
The European Credit Agreement provides borrowings for an aggregate amount of approximately $1.35 billion (subject to the borrowing base), accrues interest at the Interbank Offered Rate plus 2.70% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.23% per annum, or 35% of the margin, is payable monthly in arrears and matures February 19, 2023. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears and matures February 19, 2023. As of June 30, 2021, the unused portion of the European Credit Agreement (including the overdraft facility) was $430.6 million. Considering borrowing base restrictions and other covenants as of June 30, 2021, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $307.6 million.
The European Credit Agreement is secured by the shares of most of the Company's European subsidiaries and all intercompany loans receivable in Europe. The European Credit Agreement contains restrictive covenants and events of default, including the following:
•the ERC Ratio cannot exceed 45%;
•the gross interest-bearing debt ratio in Europe cannot exceed 3.25 to 1.0 as of the end of any fiscal quarter;
•interest bearing deposits in AK Nordic AB cannot exceed SEK 1.2 billion; and
•PRA Europe's cash collections must meet certain thresholds, measured on a quarterly basis.
Colombian Revolving Credit Facility
PRA Group Colombia Holding SAS, is party to a credit agreement with Bancolombia in an aggregate amount of approximately $5.3 million. As of June 30, 2021, the outstanding balance under the credit agreement was approximately $1.4 million, with a weighted average interest rate of 7.13%. The outstanding balance accrues interest at the Indicador Bancario de Referencia rate plus a weighted average spread of 2.74%, is payable quarterly in arrears, amortizes quarterly and matures on October 17, 2022 (per the credit agreement, maturity represents three years from the last draw). This credit facility is fully collateralized using time deposits with the lender. As of June 30, 2021, the unused portion of the credit agreement was approximately $3.9 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The holders of the 2023 Notes have the right to convert all, or a portion of, the 2023 Notes upon occurrence of specific events prior to the close of business on the business day immediately preceding prior to March 1, 2023, including:
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
On or after March 1, 2023, the 2023 Notes will be convertible at any time. As of June 30, 2021, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes has occurred.
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
The conversion rate for the 2023 Notes is 21.6275 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $46.24 per share of the Company's common stock, and is subject to adjustment in certain circumstances pursuant to the 2017 Indenture. Upon conversion, holders of the 2023 Notes will receive cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election. The Company has made an irrevocable election to settle conversions by paying holders of the 2023 Notes cash up to the aggregate principal amount of the 2023 Notes and shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the Company's election, for the remaining amounts owed, if any.
In accordance with authoritative guidance related to derivatives and hedging and EPS, only the conversion spread is included in the diluted EPS calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the market conversion criteria is met.
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
The balances of the liability and equity components of the Company's convertible notes outstanding as of June 30, 2021 and December 31, 2020, were as follows (amounts in thousands):

	June 30, 2021	December 31, 2020
Liability component - principal amount	$345,000	$345,000
Unamortized debt discount	—	(20,603)
Unamortized debt issuance costs	(3,314)	(3,335)
Liability component - net carrying amount	$341,686	$321,062
Equity component	$—	$44,910
The Company amortizes debt issuance costs over the life of the debt using the effective interest method. Upon adoption of ASU 2020-06 the debt discount was eliminated and the debt issuance costs were remeasured, resulting in an effective interest rate of 4.00%.
Interest expense related to the Company's convertible notes for the three and six months ended June 30, 2021 and 2020, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021	2020 (1)
Interest expense - stated coupon rate	$3,019	$5,175	$6,038	$10,350
Interest expense - amortization of debt discount	—	3,247	—	6,464
Interest expense - amortization of debt issuance costs	418	606	822	1,212
Total interest expense - convertible notes	$3,437	$9,028	$6,860	$18,026
(1) 2020 amounts include interest expense related to the 3.00% Convertible Senior Notes due August 1, 2020, which were repaid in the third quarter of 2020. Refer to Note 7 of the Company's Consolidated Financial Statements included in Item 8 of the 2020 Form 10-K.
8. Derivatives:
The Company periodically enters into derivative financial instruments, typically interest rate swap agreements, interest rate caps and foreign currency contracts to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the counterparty to assess the counterparty’s ability to honor its obligation. Counterparty default would expose the Company to fluctuations in interest and currency rates. Derivative financial instruments are recognized at fair value in the Consolidated Balance Sheets, in accordance with the guidance of ASC 815. In 2020, the Company adopted ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 allows the Company to elect certain expedients to continue accounting for its interest rate swap contracts designated as cash flow hedges.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following tables summarize the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$1,532	Other assets	$—
Interest rate contracts	Other liabilities	27,436	Other liabilities	43,017
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	3,933	Other assets	3,512
Foreign currency contracts	Other liabilities	810	Other liabilities	2,415
Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of June 30, 2021 and December 31, 2020, the notional amount of interest rate contracts designated as cash flow hedging instruments was $903.7 million and $967.2 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remain highly effective at June 30, 2021 and have terms of one to five years. The Company estimates that approximately $8.5 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months.
The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the Consolidated Financial Statements for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2021	2020	2021	2020
Interest rate contracts	$(1,140)	$(5,515)	$8,552	$(26,865)
	Gain or (loss) reclassified from OCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Location of gain or (loss) reclassified from OCI into income	2021	2020	2021	2020
Interest expense, net	$(3,143)	$(2,301)	$(6,479)	$(3,313)
Derivatives Not Designated as Hedging Instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of June 30, 2021 and December 31, 2020, the notional amount of foreign currency contracts that are not designated as hedging instruments was $676.0 million and $500.8 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s Consolidated Income Statements for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

		Amount of gain or (loss) recognized in income
		Three Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2021	2020
Foreign currency contracts	Foreign exchange gain/(loss)	$447	$(1,629)
Foreign currency contracts	Interest expense, net	231	(812)

		Amount of gain or (loss) recognized in income
		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2021	2020
Foreign currency contracts	Foreign exchange gain	$2,544	$25,157
Foreign currency contracts	Interest expense, net	345	(1,813)
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The carrying amounts in the table are recorded in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$76,013	$76,013	$108,613	$108,613
Restricted cash	4,631	4,631	12,434	12,434
Finance receivables, net	3,349,038	3,323,736	3,514,788	3,541,159
Financial liabilities:
Interest-bearing deposits	131,221	131,221	132,739	132,739
Revolving lines of credit	1,308,872	1,308,872	1,577,596	1,577,596
Term loan	465,000	465,000	470,000	470,000
Senior Notes	300,000	323,916	300,000	324,408
Convertible Notes	345,000	374,981	324,397	376,012
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
Senior Notes and Convertible Notes: The fair value estimates for the Senior Notes and the Convertible Notes incorporate quoted market prices, which were obtained from secondary market broker quotes, which were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Furthermore, in the table above, the carrying amount of December 31, 2020 represents the Convertible Notes net of the debt discount. Upon adoption of ASU 2020-06, the carrying amount of the Convertible Notes reflects face value as the debt discount was eliminated.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following tables are measured at fair value on a recurring basis in the accompanying Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government securities	$62,044	$—	$—	$62,044
Fair value through net income
Exchange traded funds	10,330	—	—	10,330
Mutual funds	832	—	—	832
Derivative contracts (recorded in Other assets)	—	5,465	—	5,465
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	28,246	—	28,246

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government securities	$5,368	$—	$—	$5,368
Fair value through net income
Exchange traded funds	34,847	—	—	34,847
Mutual funds	1,023	—	—	1,023
Derivative contracts (recorded in Other assets)	—	3,512	—	3,512
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	45,432	—	45,432
Available-for-sale investments
Government securities: Fair value of the Company's investment in government instruments are estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
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
Investments measured using net asset value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities, including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair

PRA Group, Inc.
Notes to Consolidated Financial Statements
value of these private equity funds following the application of the NAV practical expedient was $5.5 million and $6.1 million as of June 30, 2021 and December 31, 2020, respectively.
10. Accumulated Other Comprehensive Loss:
The following tables provide details about the reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30,
Gains and losses on cash flow hedges	2021	2020	Affected line in the Consolidated Income Statement
Interest rate swaps	$(3,143)	$(2,301)	Interest expense, net
Income tax effect of item above	648	539	Income tax expense
Total losses on cash flow hedges	$(2,495)	$(1,762)	Net of tax

	Six Months Ended June 30,
Gains and losses on cash flow hedges	2021	2020	Affected line in the Consolidated Income Statement
Interest rate swaps	$(6,479)	$(3,313)	Interest expense, net
Income tax effect of item above	1,353	769	Income tax expense
Total losses on cash flow hedges	$(5,126)	$(2,544)	Net of tax
The following table represents the changes in accumulated other comprehensive loss by component, after tax, for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30, 2021
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$127	$(21,026)	$(232,677)	$(253,576)
Other comprehensive loss before reclassifications	(142)	(1,140)	17,004	15,722
Reclassifications, net	—	2,495	—	2,495
Net current period other comprehensive loss	(142)	1,355	17,004	18,217
Balance at end of period	$(15)	$(19,671)	$(215,673)	$(235,359)

	Three Months Ended June 30, 2020
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$126	$(33,656)	$(342,087)	$(375,617)
Other comprehensive loss before reclassifications	51	(5,515)	32,107	26,643
Reclassifications, net	—	1,762	—	1,762
Net current period other comprehensive loss	51	(3,753)	32,107	28,405
Balance at end of period	$177	$(37,409)	$(309,980)	$(347,212)
(1) Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(0.4) million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2021
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (2)
Balance at beginning of period	$127	$(33,349)	$(212,569)	$(245,791)
Other comprehensive loss before reclassifications	(142)	8,552	(3,104)	5,306
Reclassifications, net	—	5,126	—	5,126
Net current period other comprehensive loss	(142)	13,678	(3,104)	10,432
Balance at end of period	$(15)	$(19,671)	$(215,673)	$(235,359)

	Six Months Ended June 30, 2020
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (2)
Balance at beginning of period	$(44)	$(13,088)	$(247,886)	$(261,018)
Other comprehensive loss before reclassifications	221	(26,865)	(62,094)	(88,738)
Reclassifications, net	—	2,544	—	2,544
Net current period other comprehensive loss	221	(24,321)	(62,094)	(86,194)
Balance at end of period	$177	$(37,409)	$(309,980)	$(347,212)
(2) Net of deferred taxes for unrealized losses from cash flow hedges of $6.0 million and $10.7 million for the six months ended June 30, 2021 and 2020, respectively.
11. Earnings per Share:
Basic EPS are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Convertible Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the Convertible Notes since issuance through June 30, 2021. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2021			2020
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$55,996	45,807	$1.22	$57,914	45,548	$1.27
Dilutive effect of nonvested share awards		252	—		439	(0.01)
Diluted EPS	$55,996	46,059	$1.22	$57,914	45,987	$1.26

	Six Months Ended June 30,
	2021			2020
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$114,402	45,738	$2.50	$77,049	45,500	$1.69
Dilutive effect of nonvested share awards		313	(0.02)		386	(0.01)
Diluted EPS	$114,402	46,051	$2.48	$77,049	45,886	$1.68
There were no options outstanding, antidilutive or otherwise, as of June 30, 2021 and 2020.

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
At June 30, 2021, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $62.9 million and $97.0 million as of June 30, 2021 and December 31, 2020, respectively.
13. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with each of its U.S. executive officers, which expire on December 31, 2023. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company’s overall performance against its short and long-term financial and strategic objectives. The agreements also contain customary confidentiality and non-compete provisions. At June 30, 2021, estimated future compensation under these agreements was approximately $16.2 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $16.2 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2021, was $521.1 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter's current status and the damages sought or demands made. Accordingly, the Company's estimate will change from time to time, and actual losses could be more than the current estimate.
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at June 30, 2021, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities.
The matter below, in addition to the matters disclosed in Note 15 of the Company's Consolidated Financial Statements included in Item 8 of the 2020 Form 10-K, fall outside of the normal parameters of the Company's routine legal proceedings.
Consumer Financial Protection Bureau (“CFPB”) Investigation
As previously disclosed in our 2020 Form 10-K, the Company has responded to certain civil investigative demands from the CFPB regarding its debt collection practices, including compliance with the Company’s 2015 Consent Order. The Company believes that it has fully cooperated with the investigation and has discussed with the CFPB the possible resolution of the investigation. During those discussions, the CFPB has taken positions with which the Company disagrees, including positions related to penalties, restitution and/or the adoption of new practices in the conduct of the Company’s business. At this time, the Company is unable to predict the outcome of the investigation.
14. Recently Issued Accounting Standards:
Recently issued accounting standards adopted:
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments and calculating income taxes in interim periods. Additionally, the standard adds guidance to reduce complexity in certain areas, including recognizing taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020 on a prospective basis. The Company adopted ASU 2019-12 on January 1, 2021 with no material impact to its financial statements upon adoption.
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
15. Subsequent Events:
Approval of Share Repurchase Program
On July 29, 2021, the Board of Directors of the Company (the “Board of Directors”) approved a share repurchase program under which the Company is authorized to repurchase of up to $150 million of its outstanding common stock (the “Repurchase Program”). Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 or other methods, subject to market and/or other conditions and applicable regulatory requirements. The Repurchase Program does not obligate the Company to repurchase any specified amount of shares, remains subject to the discretion of the Board of Directors and may be modified, suspended or discontinued at any time.
Amendment to North American Credit Agreement
On July 30, 2021, the Company entered into the Fourth Amendment to the North American Credit Facility, which includes the following material terms, among other things:
•The London Interbank Offered Rate (“LIBOR”), Canadian Dollar Offered Rate ("CDOR") Loans and Eurodollar base rate floors decreased from 0.75% to 0.0% for revolving loans.
•Certain negative covenants were amended, including that (i) the limit on stock repurchases and the redemption of convertible notes was increased to the sum of (a) $150.0 million per year and (b) 50% of Consolidated Net Income for the previous fiscal year and (ii) foreign subsidiaries of the Company were excluded from the limitations on incurring liens and entering into burdensome agreements.
•For Eurodollar Rate Loans, CDOR loans and Letter of Credit Fees, the Applicable Rate was reduced from 2.50% to 2.25% or, if the Consolidated Senior Secured Leverage Ratio is less than or equal to 1.60 to 1.0, from 2.25% to 2.00%.
•The Unused Fee was reduced from 0.375% to 0.35% or, if the Consolidated Senior Secured Leverage Ratio is less than or equal to 1.60 to 1.0, from 0.35% to 0.30%.
•The maturity date was extended from May 5, 2024 to July 30, 2026.
•The LIBOR replacement provisions were updated to reflect the current market approach.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
All references in this Quarterly Report on Form 10-Q (this "Quarterly Report") to "PRA Group," "we," "us," "the Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
Forward-Looking Statements:
This Quarterly Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical fact are forward-looking statements, including statements regarding overall cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans, strategies and anticipated events or trends. Our results could differ materially from those expressed or implied by such forward-looking statements, or our forward looking statements could be wrong, as a result of risks, uncertainties and assumptions, including the following:
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
•"Estimated remaining collections" or "ERC" refers to the sum of all future projected cash collections on our finance receivables portfolios.
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
We are headquartered in Norfolk, Virginia, and as of June 30, 2021, employed 3,676 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
COVID-19
We continue to monitor developments related to the COVID-19 pandemic, including the lifting or easing of restrictions in certain markets in which we operate and the emergence of variant strains of COVID-19. We also continue to evaluate the impact of COVID-19 on our operations by monitoring key data and information, including (1) changes in laws, regulations and governmental actions, (2) trends in the macroeconomic environment, consumer behavior and key operational metrics such as cash collections and (3) conditions in the nonperforming loan market. To date, we have been able to mitigate the effects of the COVID-19 pandemic on our overall operations. Since the start of the pandemic and the developments that accompanied it, we have continued to experience overperformance in our cash collections and incur lower legal collection costs. However, we cannot predict the full extent to which COVID-19 will impact our business, results of operations and financial condition due to numerous evolving factors associated with the pandemic. See Part I, Item 1A "Risk Factors"of our 2020 Form 10-K.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth Consolidated Income Statement amounts as a percentage of Total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Revenues:
Portfolio income	$219,137	76.7%	$248,284	91.3%	$450,809	78.4%	$510,306	97.5%
Changes in expected recoveries	63,548	22.2	19,801	7.3	113,684	19.8	6,985	1.3
Total portfolio revenue	282,685	98.9	268,085	98.6	564,493	98.2	517,291	98.8
Fee income	2,453	0.9	2,639	1.0	4,634	0.8	4,848	0.9
Other revenue	491	0.2	1,186	0.4	5,971	1.0	1,555	0.3
Total revenues	285,629	100.0	271,910	100.0	575,098	100.0	523,694	100.0

Operating expenses:
Compensation and employee services	79,632	27.9	70,472	25.9	153,616	26.7	145,643	27.8
Legal collection fees	12,289	4.3	13,742	5.1	25,215	4.4	28,314	5.4
Legal collection costs	18,469	6.5	19,507	7.2	39,781	6.9	53,954	10.3
Agency fees	15,908	5.6	10,343	3.8	31,499	5.5	23,719	4.5
Outside fees and services	20,973	7.3	18,683	6.9	41,733	7.3	38,077	7.3
Communication	10,594	3.7	8,812	3.2	23,257	4.0	22,323	4.3
Rent and occupancy	4,643	1.6	4,471	1.6	9,123	1.6	8,955	1.7
Depreciation and amortization	3,815	1.3	4,109	1.5	7,796	1.4	8,193	1.6
Other operating expenses	15,092	5.3	10,491	3.9	28,110	4.8	22,696	4.3
Total operating expenses	181,415	63.5	160,630	59.1	360,130	62.6	351,874	67.2
Income from operations	104,214	36.5	111,280	40.9	214,968	37.4	171,820	32.8
Other income and (expense):
Interest expense, net	(30,836)	(10.9)	(35,416)	(13.0)	(62,388)	(10.8)	(72,627)	(13.9)
Foreign exchange (loss)/gain	(1,079)	(0.4)	683	0.3	(1,105)	(0.2)	2,966	0.6
Other	183	0.1	(1,582)	(0.6)	209	—	(1,658)	(0.3)
Income before income taxes	72,482	25.3	74,965	27.6	151,684	26.4	100,501	19.2
Income tax expense	11,921	4.1	14,137	5.2	29,243	5.1	17,237	3.3
Net income	60,561	21.2	60,828	22.4	122,441	21.3	83,264	15.9
Adjustment for net income attributable to noncontrolling interests	4,565	1.6	2,914	1.1	8,039	1.4	6,215	1.2
Net income attributable to PRA Group, Inc.	$55,996	19.6%	$57,914	21.3%	$114,402	19.9%	$77,049	14.7%

Three Months Ended June 30, 2021 Compared To Three Months Ended June 30, 2020
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Three Months Ended June 30,
	2021	2020	Change
Americas and Australia Core	$324,845	$343,269	$(18,424)
Americas Insolvency	37,768	38,685	(917)
Europe Core	157,637	115,145	42,492
Europe Insolvency	23,579	12,841	10,738
Total cash collections	$543,829	$509,940	$33,889

Cash collections adjusted (1)	$543,829	$526,523	$17,306
(1) Cash collections adjusted refers to 2020 cash collections remeasured using 2021 exchange rates.
Cash collections were $543.8 million for the three months ended June 30, 2021, an increase of $33.9 million, or 6.6%, compared to $509.9 million for the three months ended June 30, 2020, mainly driven by increased cash collections in Europe of $53.2 million, or 41.6%. This increase primarily reflects the impact from 2020 purchases and favorable foreign exchange rates. Additionally, Other Americas and Australia Core increased $5.3 million, or 20.3%, primarily reflecting higher collections through our digital platforms. These increases were partly offset by a $14.9 million, or 6.8%, decrease in U.S. call center and other collections, which we believe are mainly due to the impact of government programs in response to the COVID-19 pandemic in 2020. Additionally, U.S. legal cash collections decreased by $8.8 million, or 9.1%, reflecting a lower volume of accounts in the legal channel as a result of a shift in collections from the legal channel to our call centers and digital platforms.
Revenues
A summary of our revenue generation during the three months ended June 30, 2021 and 2020 is as follows (amounts in thousands):

	For the Three Months Ended June 30,
	2021	2020	Change
Portfolio income	$219,137	$248,284	$(29,147)
Changes in expected recoveries	63,548	19,801	43,747
Total portfolio revenue	282,685	268,085	14,600
Fee income	2,453	2,639	(186)
Other revenue	491	1,186	(695)
Total revenues	$285,629	$271,910	$13,719
Total Portfolio Revenue
Total portfolio revenue was $282.7 million for the three months ended June 30, 2021, an increase of $14.6 million, or 5.4%, compared to $268.1 million for the three months ended June 30, 2020. The increase reflects cash overperformance partially offset by the net impact of forecast adjustments. Forecast adjustments included the assumption that the majority of the current quarter overperformance was acceleration of future collections and increased near term expected collections in some geographies, bringing them in line with recent performance and trends in collections, with the corresponding reductions later in the forecast period.
Operating Expenses
Total operating expenses were $181.4 million for the three months ended June 30, 2021, an increase of $20.8 million, or 13.0%, compared to $160.6 million for the three months ended June 30, 2020.
Compensation and Employee Services
Compensation and employee services expenses were $79.6 million for the three months ended June 30, 2021, an increase of $9.1 million, or 12.9%, compared to $70.5 million for the three months ended June 30, 2020. The increase in compensation expense was primarily attributable to medical benefits, unfavorable foreign exchange rates and the timing of performance based compensation accruals. Total full-time equivalents decreased to 3,676 as of June 30, 2021, from 3,793 as of June 30, 2020 as higher headcount in Europe was more than offset by a reduction in the U.S. call center workforce.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $12.3 million for the three months ended June 30, 2021, a decrease of $1.4 million, or 10.2%, compared to $13.7 million for the three months ended June 30, 2020. The slight decrease was mainly due to lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $18.5 million for the three months ended June 30, 2021, a decrease of $1.0 million, or 5.1%, compared to $19.5 million for the three months ended June 30, 2020. The decrease was primarily due to lower levels of accounts placed in the legal channel in the U.S. primarily reflecting a shift in collections from the legal channel to our call centers and digital platforms. This decrease was mostly offset by a return to more normalized levels of accounts placed in the legal channel in Europe compared to muted levels in 2020 from the impact of the COVID-19 pandemic.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $15.9 million for the three months ended June 30, 2021, an increase of $5.6 million, or 54.4%, compared to $10.3 million for the three months ended June 30, 2020 primarily reflecting an increase in agency fees outside of the U.S.
Outside Fees and Services
Outside fees and services expenses were $21.0 million for the three months ended June 30, 2021, an increase of $2.3 million, or 12.3%, compared to $18.7 million for the three months ended June 30, 2020 mainly due to a shift in expense mix due to technology advancements and corporate legal expenses.
Communication
Communication expense primarily represents postage and telephone related expenses incurred as a result of our collections efforts. Communication expenses were $10.6 million for the three months ended June 30, 2021, an increase of $1.8 million, or 20.5%, compared to $8.8 million for the three months ended June 30, 2020. This increase primarily reflects higher postage as we returned collection mailings to more normal levels compared to reduced levels in 2020 in response to the COVID-19 pandemic.
Other
Other expenses were $15.1 million for the three months ended June 30, 2021, an increase of $4.6 million, or 43.8%, compared to $10.5 million for the three months ended June 30, 2020. The increase was primarily driven by investments in digital operations and data and analytics.
Interest Expense, Net
Interest expense, net was $30.8 million during the three months ended June 30, 2021, a decrease of $4.6 million, or 13.0%, compared to $35.4 million for the three months ended June 30, 2020, primarily reflecting lower levels of average outstanding borrowings on our debt obligations and the 2021 change in accounting related to our convertible notes (see Note 2 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information).

Interest expense, net consisted of the following for the three months ended June 30, 2021 and 2020 (amounts in thousands):

	For the Three Months Ended June 30,
	2021	2020	Change
Interest on debt obligations and unused line fees	$20,194	$24,565	$(4,371)
Interest on senior notes	5,531	—	5,531
Coupon interest on convertible notes	3,019	5,175	(2,156)
Amortization of convertible notes discount	—	3,247	(3,247)
Amortization of loan fees and other loan costs	2,391	2,743	(352)
Interest income	(299)	(314)	15
Interest expense, net	$30,836	$35,416	$(4,580)
Foreign Currency Exchange (Loss)/Gain
Foreign currency exchange losses were $1.1 million for the three months ended June 30, 2021, compared to foreign currency exchange gains of $0.7 million for the three months ended June 30, 2020. In any given period, we may incur foreign currency exchange gains or losses from transactions in currencies other than the functional currency.
Income Tax Expense
Income tax expense was $11.9 million for the three months ended June 30, 2021, a decrease of $2.2 million, or 15.6%, compared to $14.1 million for the three months ended June 30, 2020. The decrease was primarily due to a change in foreign tax rates and income before taxes, which decreased $2.5 million, or 3.3%. During the three months ended June 30, 2021, our effective tax rate was 16.4%, compared to 18.9% for the three months ended June 30, 2020. The decrease in rate was primarily due to a change in foreign tax rates offset by a change in mix of income between countries of operation.

Six Months Ended June 30, 2021 Compared To Six Months Ended June 30, 2020
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Six Months Ended June 30,
	2021	2020	Change
Americas and Australia Core	$672,483	$649,049	$23,434
Americas Insolvency	73,021	81,895	(8,874)
Europe Core	307,123	246,485	60,638
Europe Insolvency	47,089	27,084	20,005
Total cash collections	$1,099,716	$1,004,513	$95,203

Cash collections adjusted (1)	$1,099,716	$1,028,827	$70,889
(1) Cash collections adjusted refers to 2020 cash collections remeasured using 2021 exchange rates.

Cash collections were $1,099.7 million for the six months ended June 30, 2021, an increase of $95.2 million, or 9.5%, compared to $1,004.5 million for the six months ended June 30, 2020. The increase was largely due to increased cash collections in Europe of $80.6 million, or 29.5%, primarily reflecting the impact from 2020 purchases and favorable foreign exchange rates. Additionally, our U.S. call center and other collections, including higher level of collections through our digital platform, increased $39.3 million, or 10.1%, due to what we believe to be various circumstances that provided U.S. consumers with additional discretionary funds and a willingness to voluntarily resolve their debts. Furthermore, cash collections in Other Americas and Australia Core increased $3.7 million, or 6.2%. These increases were partially offset by a $19.6 million, or 9.7%, decline in U.S. legal cash collections reflecting a lower volume of accounts in the legal channel primarily as a result of a shift in collections from the legal channel to our call centers and digital platforms. Additionally, cash collections in Americas Insolvency decreased $8.9 million, or 10.8%, due to the runoff of older portfolios.
Revenues
A summary of our revenue generation during the six months ended June 30, 2021 and 2020 is as follows (amounts in thousands):

	For the Six Months Ended June 30,
	2021	2020	Change
Portfolio income	$450,809	$510,306	$(59,497)
Changes in expected recoveries	113,684	6,985	106,699
Total portfolio revenue	564,493	517,291	47,202
Fee income	4,634	4,848	(214)
Other revenue	5,971	1,555	4,416
Total revenues	$575,098	$523,694	$51,404

Total Portfolio Revenue
Total portfolio revenue was $564.5 million for the six months ended June 30, 2021, an increase of $47.2 million, or 9.1%, compared to $517.3 million for the six months ended June 30, 2020. The increase reflects cash overperformance partially offset by the impact of forecast adjustments. Forecast adjustments included the assumption that the majority of the current period overperformance was acceleration of future collections and increased near term expected collections in some geographies, bringing them in line with recent performance and trends in collections, with the corresponding reductions later in the forecast period.
Other Revenue
Other revenue was $6.0 million for the six months ended June 30, 2021, an increase of $4.4 million compared to $1.6 million for the six months ended June 30, 2020 reflecting a gain on sale from certain other assets during the first quarter of 2021.

Operating Expenses
Operating expenses were $360.1 million for the six months ended June 30, 2021, an increase of $8.2 million, or 2.3%, compared to $351.9 million for the six months ended June 30, 2020.
Compensation and Employee Services
Compensation and employee services expenses were $153.6 million for the six months ended June 30, 2021, an increase of $8.0 million, or 5.5%, compared to $145.6 million for the six months ended June 30, 2020. The increase in compensation expense was primarily attributable to unfavorable foreign exchange rates, higher medical benefits and the timing of performance based compensation accruals. Total full-time equivalents decreased to 3,676 as of June 30, 2021, compared to 3,793 as of June 30, 2020 as higher headcount in Europe was more than offset by a reduction in the U.S. call center workforce.
Legal Collection Fees
Legal collection fees were $25.2 million for the six months ended June 30, 2021, a decrease of $3.1 million or 11.0%, compared to $28.3 million for the six months ended June 30, 2020. The decrease was mainly due to lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs were $39.8 million for the six months ended June 30, 2021, a decrease of $14.2 million, or 26.3%, compared to $54.0 million for the six months ended June 30, 2020. The decrease was primarily due to lower levels of accounts placed into the legal channel in the U.S., primarily reflecting a shift in collections from the legal channel to our call centers and digital platforms. This was partially offset by a return to more normalized levels of accounts placed in the legal channel in Europe compared to muted levels in 2020 from the impact of the COVID-19 pandemic.
Agency Fees
Agency fees were $31.5 million for the six months ended June 30, 2021, an increase of $7.8 million, or 32.9%, compared to $23.7 million for the six months ended June 30, 2020 primarily reflecting an increase in agency fees outside of the U.S.
Outside Fees and Services
Outside fees and services expenses were $41.7 million for the six months ended June 30, 2021, an increase of $3.6 million, or 9.4%, compared to $38.1 million for the six months ended June 30, 2020 primarily due to a shift in expense mix due to technology advancements, increased corporate legal expenses and higher fees related to an increased number of debit card transactions.
Other
Other expenses were $28.1 million for the six months ended June 30, 2021, an increase of $5.4 million, or 23.8%, compared to $22.7 million for the six months ended June 30, 2020. The increase was primarily driven by investments in digital operations and data and analytics.
Interest Expense, Net
Interest expense, net was $62.4 million for the six months ended June 30, 2021, a decrease of $10.2 million, or 14.0%, compared to $72.6 million for the six months ended June 30, 2020 primarily due to lower levels of average outstanding borrowings under our debt obligations and the 2021 change in accounting related to our convertible notes (see Note 2 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information).

Interest expense, net consisted of the following for the six months ended June 30, 2021 and 2020 (amounts in thousands):

	For the Six Months Ended June 30,
	2021	2020	Change
Interest on debt obligations and unused line fees	$41,104	$51,063	$(9,959)
Interest on senior notes	11,062	—	11,062
Coupon interest on convertible notes	6,038	10,350	(4,312)
Amortization of convertible notes discount	—	6,464	(6,464)
Amortization of loan fees and other loan costs	4,647	5,382	(735)
Interest income	(463)	(632)	169
Interest expense, net	$62,388	$72,627	$(10,239)
Foreign Currency Exchange (Loss)/Gain
Foreign currency exchange losses were $1.1 million for the six months ended June 30, 2021, compared to foreign currency exchange gains of $3.0 million for the six months ended June 30, 2020. In any given period, we may incur foreign currency exchange gains or losses from transactions in currencies other than the functional currency.
Income Tax Expense
Income tax expense was $29.2 million for the six months ended June 30, 2021, an increase of $12.0 million, or 69.8%, compared to $17.2 million for the six months ended June 30, 2020. The increase was primarily due to higher income before taxes, which increased $51.2 million, or 50.9%, and a change in the mix of income between countries of operation. The increase was partially offset by changes in foreign tax rates and provision to return adjustments. During the six months ended June 30, 2021, our effective tax rate was 19.3%, compared to 17.2% for the six months ended June 30, 2020. The increase in rate was mainly due to a change in mix of income between countries of operation partially offset by changes in foreign tax rates and provision to return adjustments.

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

Purchase Price Multiples as of June 30, 2021 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Estimated Purchase Price Multiple(5)
Americas and Australia Core
1996-2010	$1,078,219	$3,399,742	$22,911	315%	240%
2011	209,602	719,746	13,914	343%	245%
2012	254,076	652,359	15,602	257%	226%
2013	390,826	894,134	24,948	229%	211%
2014	404,117	859,490	39,040	213%	204%
2015	443,114	908,215	90,848	205%	205%
2016	455,767	1,101,515	185,065	242%	201%
2017	532,851	1,213,368	292,041	228%	193%
2018	653,975	1,405,115	413,129	215%	202%
2019	581,476	1,245,056	555,835	214%	206%
2020	435,668	931,600	639,764	214%	213%
2021	187,751	372,447	351,984	198%	198%
Subtotal	5,627,442	13,702,787	2,645,081
Americas Insolvency
1996-2010	606,395	1,382,687	753	228%	180%
2011	180,432	370,168	428	205%	155%
2012	251,395	392,828	132	156%	136%
2013	227,834	355,056	545	156%	133%
2014	148,420	218,441	1,370	147%	124%
2015	63,170	87,122	562	138%	125%
2016	91,442	117,355	4,647	128%	123%
2017	275,257	349,729	40,051	127%	125%
2018	97,879	131,541	50,765	134%	127%
2019	123,077	158,965	95,913	129%	128%
2020	62,130	84,971	71,527	137%	136%
2021	24,133	33,183	32,819	138%	138%
Subtotal	2,151,564	3,682,046	299,512
Total Americas and Australia	7,779,006	17,384,833	2,944,593
Europe Core
2012	20,409	41,917	—	205%	187%
2013	20,334	25,881	—	127%	119%
2014	773,811	2,240,702	552,490	290%	208%
2015	411,340	724,135	238,174	176%	160%
2016	333,090	561,788	274,769	169%	167%
2017	252,174	353,405	175,394	140%	144%
2018	341,775	528,763	331,552	155%	148%
2019	518,610	775,304	560,752	149%	152%
2020	324,119	554,083	468,618	171%	172%
2021	148,907	262,529	254,428	176%	176%
Subtotal	3,144,569	6,068,507	2,856,177
Europe Insolvency
2014	10,876	18,258	79	168%	129%
2015	18,973	29,005	1,539	153%	139%
2016	39,338	56,883	7,124	145%	130%
2017	39,235	49,255	15,447	126%	128%
2018	44,908	52,080	29,309	116%	123%
2019	77,218	101,982	66,492	132%	130%
2020	105,440	135,895	113,782	129%	129%
2021	16,705	20,633	19,137	124%	124%
Subtotal	352,693	463,991	252,909
Total Europe	3,497,262	6,532,498	3,109,086
Total PRA Group	$11,276,268	$23,917,331	$6,053,679
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
(4)For our non-U.S. amounts, ERC is presented at the June 30, 2021 exchange rate.
(5)The Original Estimated Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of June 30, 2021 Amounts in thousands
Purchase Period	Cash Collections (1)	Portfolio Income (1)	Changes in Expected Recoveries (1)	Total Portfolio Revenue (1)(2)	Net Finance Receivables as of June 30, 2021 (3)
Americas and Australia Core
1996-2010	$7,190	$4,282	$1,944	$6,226	$5,173
2011	4,371	2,586	1,146	3,732	2,503
2012	5,310	2,364	1,042	3,406	4,857
2013	9,565	4,580	(493)	4,087	10,810
2014	13,130	6,135	(2,361)	3,774	15,970
2015	21,951	11,424	(8,717)	2,707	36,653
2016	45,983	22,459	3,354	25,813	72,898
2017	77,310	34,297	7,802	42,099	130,286
2018	141,054	47,049	24,688	71,737	216,883
2019	166,716	65,539	18,558	84,097	299,328
2020	159,431	67,614	35,441	103,055	341,846
2021	20,472	13,641	148	13,789	180,575
Subtotal	672,483	281,970	82,552	364,522	1,317,782
Americas Insolvency
1996-2010	357	352	5	357	—
2011	126	138	(12)	126	—
2012	347	124	225	349	—
2013	421	287	134	421	—
2014	633	652	(117)	535	125
2015	795	383	(167)	216	319
2016	5,031	867	447	1,314	3,707
2017	23,539	4,792	1,113	5,905	34,136
2018	16,125	3,380	932	4,312	43,837
2019	18,361	4,768	(1,467)	3,301	82,243
2020	6,920	3,755	637	4,392	55,112
2021	366	566	(92)	474	24,153
Subtotal	73,021	20,064	1,638	21,702	243,632
Total Americas and Australia	745,504	302,034	84,190	386,224	1,561,414
Europe Core
2012	604	—	604	604	—
2013	363	—	363	363	—
2014	77,988	50,288	15,601	65,889	153,921
2015	26,926	14,276	(7,091)	7,185	124,109
2016	24,620	12,632	(597)	12,035	158,984
2017	18,839	6,259	(3,049)	3,210	119,645
2018	36,684	12,439	5,101	17,540	217,182
2019	63,968	19,814	7,106	26,920	376,028
2020	48,947	18,892	6,322	25,214	282,525
2021	8,184	2,474	1,680	4,154	144,787
Subtotal	307,123	137,074	26,040	163,114	1,577,181
Europe Insolvency
2014	171	79	36	115	34
2015	989	406	64	470	1,115
2016	3,449	1,012	295	1,307	5,454
2017	4,874	754	298	1,052	13,865
2018	5,962	1,224	(655)	569	25,789
2019	12,523	3,017	880	3,897	55,338
2020	17,618	4,713	1,545	6,258	92,948
2021	1,503	496	991	1,487	15,900
Subtotal	47,089	11,701	3,454	15,155	210,443
Total Europe	354,212	148,775	29,494	178,269	1,787,624
Total PRA Group	$1,099,716	$450,809	$113,684	$564,493	$3,349,038
(1)For our non-U.S. amounts, amounts are presented using the average exchange rates during the current reporting period.
(2)Total Portfolio Revenue refers to Portfolio Income and Changes in Expected Recoveries combined.
(3)For our non-U.S. amounts, Net Finance Receivables are presented at the June 30, 2021 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.

Cash Collections by Year, By Year of Purchase (1) as of June 30, 2021 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total
Americas and Australia Core
1996-2010	$1,078.2	$1,990.5	$367.1	$311.5	$228.4	$157.7	$109.3	$70.2	$46.0	$34.4	$28.4	$18.8	$7.2	$3,369.5
2011	209.6	—	62.0	174.5	152.9	108.5	73.8	48.7	32.0	21.6	16.6	10.9	4.4	705.9
2012	254.1	—	—	56.9	173.6	146.2	97.3	60.0	40.0	27.8	17.9	11.8	5.3	636.8
2013	390.8	—	—	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	23.2	9.6	869.2
2014	404.1	—	—	—	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	13.1	813.1
2015	443.1	—	—	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	22.0	820.7
2016	455.8	—	—	—	—	—	—	138.7	256.5	194.6	140.6	105.9	46.0	882.3
2017	532.9	—	—	—	—	—	—	—	107.3	278.7	256.5	192.5	77.3	912.3
2018	654.0	—	—	—	—	—	—	—	—	122.7	361.9	337.7	141.1	963.4
2019	581.5	—	—	—	—	—	—	—	—	—	143.8	349.0	166.7	659.5
2020	435.7	—	—	—	—	—	—	—	—	—	—	133.0	159.4	292.4
2021	187.8	—	—	—	—	—	—	—	—	—	—	—	20.4	20.4
Subtotal	5,627.6	1,990.5	429.1	542.9	656.5	752.9	844.8	837.1	860.8	945.0	1,141.5	1,271.9	672.5	10,945.5
Americas Insolvency
1996-2010	606.4	390.9	261.2	270.4	231.0	158.9	51.2	8.6	4.6	2.5	1.4	0.8	0.4	1,381.9
2011	180.4	—	15.2	66.4	82.8	85.8	76.9	36.0	3.7	1.6	0.7	0.5	0.1	369.7
2012	251.4	—	—	17.4	103.6	94.1	80.1	60.7	29.3	4.3	1.9	0.9	0.3	392.6
2013	227.8	—	—	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	1.3	0.4	354.5
2014	148.4	—	—	—	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	0.6	217.0
2015	63.2	—	—	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	0.8	86.6
2016	91.4	—	—	—	—	—	—	18.9	30.4	25.0	19.9	14.4	5.0	113.6
2017	275.3	—	—	—	—	—	—	—	49.1	97.3	80.9	58.8	23.6	309.7
2018	97.9	—	—	—	—	—	—	—	—	6.7	27.4	30.5	16.1	80.7
2019	123.1	—	—	—	—	—	—	—	—	—	13.3	31.4	18.4	63.1
2020	62.1	—	—	—	—	—	—	—	—	—	—	6.6	6.9	13.5
2021	24.1	—	—	—	—	—	—	—	—	—	—	—	0.4	0.4
Subtotal	2,151.5	390.9	276.4	354.2	469.9	458.4	344.2	249.8	222.4	207.9	180.9	155.3	73.0	3,383.3
Total Americas and Australia	7,779.1	2,381.4	705.5	897.1	1,126.4	1,211.3	1,189.0	1,086.9	1,083.2	1,152.9	1,322.4	1,427.2	745.5	14,328.8
Europe Core
2012	20.4	—	—	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	1.2	0.6	38.9
2013	20.3	—	—	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.7	0.4	23.7
2014	773.8	—	—	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	78.0	1,519.4
2015	411.3	—	—	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	26.9	460.5
2016	333.1	—	—	—	—	—	—	40.4	78.9	72.6	58.0	48.3	24.6	322.8
2017	252.2	—	—	—	—	—	—	—	17.9	56.0	44.1	36.1	18.8	172.9
2018	341.8	—	—	—	—	—	—	—	—	24.3	88.7	71.2	36.7	220.9
2019	518.6	—	—	—	—	—	—	—	—	—	47.9	125.7	64.0	237.6
2020	324.1	—	—	—	—	—	—	—	—	—	—	32.4	48.9	81.3
2021	148.9	—	—	—	—	—	—	—	—	—	—	—	8.2	8.2
Subtotal	3,144.5	—	—	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.1	519.7	307.1	3,086.2
Europe Insolvency
2014	10.9	—	—	—	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.2	16.5
2015	19.0	—	—	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.0	25.0
2016	39.3	—	—	—	—	—	—	6.2	12.7	12.9	10.7	7.9	3.4	53.8
2017	39.2	—	—	—	—	—	—	—	1.2	7.9	9.2	9.8	4.9	33.0
2018	44.9	—	—	—	—	—	—	—	—	0.6	8.4	10.3	6.0	25.3
2019	77.2	—	—	—	—	—	—	—	—	—	5.1	21.1	12.5	38.7
2020	105.4	—	—	—	—	—	—	—	—	—	—	6.1	17.6	23.7
2021	16.7	—	—	—	—	—	—	—	—	—	—	—	1.5	1.5
Subtotal	352.6	—	—	—	—	—	7.3	14.5	22.1	28.8	38.8	58.9	47.1	217.5
Total Europe	3,497.1	—	—	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	578.6	354.2	3,303.7
Total PRA Group	$11,276.2	$2,381.4	$705.5	$908.7	$1,142.5	$1,378.6	$1,539.6	$1,492.0	$1,512.3	$1,625.1	$1,841.3	$2,005.8	$1,099.7	$17,632.5
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

Estimated remaining collections
The following chart shows our ERC of $6,053.7 million at June 30, 2021 by geographical region (amounts in millions).
The following chart shows our ERC by year for the 12 month periods ending June 30 in each of the years represented below. The forecast amounts reflect our estimate at June 30, 2021 of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollar at the June 30, 2021 exchange rate (amounts in millions).
Seasonality
Although 2020 deviated from usual seasonal patterns due to the impact of the COVID-19 pandemic, typically cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.

Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated (amounts in thousands).

Cash Collections by Geography and Type
	2021		2020				2019
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas and Australia Core	$324,845	$347,638	$286,524	$336,322	$343,269	$305,780	$276,639	$279,902
Americas Insolvency	37,768	35,253	36,048	37,344	38,685	43,210	40,801	45,759
Europe Core	157,637	149,486	141,471	131,702	115,145	131,340	126,649	118,917
Europe Insolvency	23,579	23,510	17,830	13,971	12,841	14,243	12,520	8,639
Total Cash Collections	$543,829	$555,887	$481,873	$519,339	$509,940	$494,573	$456,609	$453,217
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands).

Cash Collections by Source - Core Portfolios Only
	2021		2020				2019
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Call Center and Other Collections	$338,022	$355,043	$296,865	$325,898	$319,236	$288,596	$262,570	$254,798
External Legal Collections	61,836	65,613	58,481	68,861	70,310	75,699	70,867	75,082
Internal Legal Collections	82,624	76,468	72,649	73,265	68,868	72,825	69,851	68,939
Total Core Cash Collections	$482,482	$497,124	$427,995	$468,024	$458,414	$437,120	$403,288	$398,819
Collections Productivity (U.S. Portfolio)
The following tables displays a collections productivity measure for our U.S. Portfolios for the periods indicated.

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2021	2020	2019	2018	2017
First Quarter	$279	$172	$139	$121	$161
Second Quarter	270	263	139	101	129
Third Quarter	—	246	124	107	125
Fourth Quarter	—	204	128	104	112
(1)Represents total cash collections less internal legal cash collections, external legal cash collections, and insolvency cash collections from trustee-administered accounts.

Cash Efficiency Ratio
The following table displays our cash efficiency for the periods indicated.

Cash Efficiency Ratio (1)
	2021	2020	2019
First Quarter	68.0%	61.5%	59.2%
Second Quarter	66.8	68.7	60.4
Third Quarter	—	65.6	60.2
Fourth Quarter	—	61.9	59.7
Full Year	—	64.5	59.9
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.

Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2011. It includes the acquisition date finance receivable portfolios that were acquired through our business acquisitions. The 2021 totals represent portfolio acquisitions through the six months ended June 30, 2021 while the prior year totals are for the full year.
The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands).

Portfolio Acquisitions by Geography and Type
	2021		2020				2019
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas and Australia Core	$98,901	$88,912	$67,460	$84,139	$110,474	$172,697	$118,153	$168,185
Americas Insolvency	14,642	9,486	12,504	14,328	14,527	20,772	22,650	26,311
Europe Core	106,134	44,095	137,647	74,930	34,247	60,990	218,919	64,728
Europe Insolvency	—	16,468	72,171	4,203	5,251	18,778	42,613	19,772
Total Portfolio Acquisitions	$219,677	$158,961	$289,782	$177,600	$164,499	$273,237	$402,335	$278,996

Portfolio Acquisitions by Stratification (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 58 million customer accounts in the U.S (amounts in thousands).

U.S. Portfolio Acquisitions by Major Asset Type
	2021				2020
	Q2		Q1		Q4		Q3		Q2
Major Credit Cards	$43,229	38.9%	$28,230	31.1%	$22,500	28.9%	$23,322	25.7%	$50,270	40.9%
Private Label Credit Cards	52,475	47.3	50,180	55.4	48,335	62.1	60,331	66.5	69,651	56.7
Consumer Finance	12,555	11.3	11,861	13.1	5,978	7.6	6,333	7.0	2,430	2.0
Auto Related	2,741	2.5	381	0.4	1,081	1.4	680	0.8	460	0.4
Total	$111,000	100.0%	$90,652	100.0%	$77,894	100.0%	$90,666	100.0%	$122,811	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2021				2020
	Q2		Q1		Q4		Q3		Q2
Fresh (1)	$29,031	30.1%	$21,502	26.4%	$21,985	33.6%	$25,236	33.1%	$28,847	26.6%
Primary (2)	431	0.4	1,360	1.7	1,002	1.5	5,187	6.8	9,887	9.1
Secondary (3)	58,459	60.7	50,546	62.1	41,164	63.0	44,534	58.3	67,609	62.5
Other (4)	8,437	8.8	8,050	9.8	1,239	1.9	1,381	1.8	1,941	1.8
Total Core	96,358	100.0%	81,458	100.0%	65,390	100.0%	76,338	100.0%	108,284	100.0%
Insolvency	14,642		9,194		12,504		14,328		14,527
Total	$111,000		$90,652		$77,894		$90,666		$122,811
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
Non-GAAP Financial Measures
We report financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, management uses certain non-GAAP financial measures, including adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), to evaluate our operating and financial performance as well as to set performance goals. We present Adjusted EBITDA because we consider it an important supplemental measure of operations and financial performance. Management believes Adjusted EBITDA helps provide enhanced period-to-period comparability of operations and financial performance, as it excludes certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business, and is useful to investors as other companies in the industry report similar financial measures. Adjusted EBITDA should not be considered as an alternative to net income determined in accordance with GAAP. In addition, our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures presented by other companies.
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

The following table is a reconciliation of net income, as reported in accordance with GAAP, to Adjusted EBITDA for the last 12 months ("LTM") as of June 30, 2021 and for the year ended December 31, 2020 (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	LTM	For the Year Ended
	June 30, 2021	December 31, 2020
Net income attributable to PRA Group, Inc.	$186,692	$149,339
Adjustments:
Income tax expense	53,209	41,203
Foreign exchange losses/(gains)	2,066	(2,005)
Interest expense, net	131,473	141,712
Other expense (1)	(818)	1,049
Depreciation and amortization	18,068	18,465
Adjustment for net income attributable to noncontrolling interests	20,227	18,403
Recoveries applied to negative allowance less Changes in expected recoveries	1,017,424	968,362
Adjusted EBITDA	$1,428,341	$1,336,528
(1) Other expense reflects non-operating expenses.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our Debt to Adjusted EBITDA for the LTM as of June 30, 2021 and for the year ended December 31, 2020 (amounts in thousands):

Debt to Adjusted EBITDA
	LTM		For the Year Ended
	June 30, 2021		December 31, 2020
Borrowings	$2,408,875		$2,661,289
Adjusted EBITDA	$1,428,341		$1,336,528
Debt to Adjusted EBITDA	1.69	x	1.99	x
Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of June 30, 2021, cash and cash equivalents totaled $76.0 million. Of the cash and cash equivalent balance as of June 30, 2021, $62.9 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.
On July 29, 2021, the Board of Directors of the Company approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. Furthermore, on July 30 2021, we entered into the Fourth Amendment to the North American Credit Agreement. Refer to Note 15, to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information.

At June 30, 2021, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit (2)	$349,487	$730,817	$225,673
European revolving credit	959,385	430,615	307,615
Term loan	465,000	—	—
Senior Notes	300,000	—	—
Convertible Notes	345,000	—	—
Less: Debt discounts and issuance costs	(9,997)	—	—
Total	$2,408,875	$1,161,432	$533,288
(1) Available borrowings after calculation of current borrowing base and debt covenants.
(2) Includes North American revolver and Colombian revolver.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $140.6 million as of June 30, 2021). Interest-bearing deposits as of June 30, 2021 were $131.2 million.
We determined that we were in compliance with the covenants of our financing arrangements as of June 30, 2021.
We have the ability to slow the purchase of finance receivables if necessary, and use the net cash flow generated from our cash collections from our existing finance receivables to temporarily service our debt and fund existing operations.
Contractual obligations over the next year are primarily related to purchase commitments. As of June 30, 2021, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $521.1 million, of which $505.0 million is due within the next 12 months. The $521.1 million is comprised of $377.2 million for the Americas and Australia and $143.9 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
Additionally, of our $2.4 billion borrowings at June 30, 2021, estimated interest, unused fees and principal payments for the next 12 months are approximately $103.3 million, of which, $11.0 million relates to principal. Our principal payment obligations related to debt maturities occur within three to five years as our European credit facility expires in February 2023, our convertible notes mature in June 2023, our senior notes mature in September 2025 and our North American revolving credit and term loan expire in July 2026.
We believe that funds generated from operations and from cash collections on finance receivables, together with existing cash, available borrowings under our revolving credit facilities, and access to the capital markets will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months. We may, however, seek to access the debt or equity capital markets as we deem appropriate, market conditions permitting. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing from other sources.
For more information, see Note 7 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cash Flows Analysis
The following table summarizes our cash flow activity for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 (amounts in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$21,637	$122,500	$(100,863)
Investing activities	240,683	88,077	152,606
Financing activities	(301,410)	(192,950)	(108,460)
Effect of exchange rate on cash	(1,313)	(16,503)	15,190
Net (decrease)/increase in cash and cash equivalents	$(40,403)	$1,124	$(41,527)
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
Net cash provided by operating activities decreased $100.9 million during the six months ended June 30, 2021, mainly driven by lower cash collections recognized as portfolio income, the impact of foreign currency transactions and higher cash paid for taxes.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects purchases of nonperforming loans.
Net cash provided by investing activities increased $152.6 million during the six months ended June 30, 2021, primarily driven by a $155.8 million increase in recoveries applied to our negative allowance. Additionally, a $56.7 million decrease in purchases of nonperforming loans was offset by a $55.4 million increase in purchases of investments largely due to our purchase of additional government securities during the second quarter of 2021.
Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Cash used in financing activities increased $108.5 million during the six months ended June 30, 2021 primarily reflecting a $103.5 million decrease in proceeds from our lines of credit net of payments.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $62.9 million and $97.0 million as of June 30, 2021 and December 31, 2020, respectively. Refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.8 billion as of June 30, 2021. Based on our debt structure at June 30, 2021, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $1.7 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $3.5 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at June 30, 2021. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts and a 75 basis point floor on revolving loans in our North American credit facility.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended June 30, 2021, we generated $116.9 million of revenues from operations outside the U.S. and used 12 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of June 30, 2021, refer to Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of PRA Group, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed June 17, 2020 (File No. 000-50058)).
3.2	Amended and Restated By-Laws of PRA Group, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed June 17, 2020 (File No. 000-50058)).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed October 15, 2002 (Registration No. 333-99225)).
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-1 filed October 30, 2002 (Registration No. 333-99225)).
4.3	Indenture dated May 26, 2017 between PRA Group, Inc. and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed May 26, 2017 (File No. 000-50058)).
4.4	First Supplemental Indenture dated as of March 31, 2021 between PRA Group, Inc. and Regions Bank, as trustee (filed herewith).
4.5
Indenture dated as of August 27, 2020 among PRA Group Inc., the domestic subsidiaries of PRA Group Inc., party thereto and Regions Bank, or Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 1, 2020 (File No. 000-50058)).

4.6
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed February 26, 2021 (File No. 000-50058)).

10.1	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 06, 2021 (File No. 000-50058)).
10.2
Seventh Amendment and Restatement Agreement to the Multicurrency Revolving Credit Facility Agreement, dated as of March 12, 2021 by and among PRA Group Europe Holding S.à.r.l., PRA Group Europe Holding S.à.r.l., Luxembourg, Zug Branch and DNB Bank ASA. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 06, 2021 (File No. 000-50058)).

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

PRA Group, Inc.
(Registrant)

August 5, 2021	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2021	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)