Form 10-Q
period 2021-09-30
PRA GROUP INC
filed 2021-11-09
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of November 3, 2021 was 43,613,019.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
September 30, 2021 and December 31, 2020
(Amounts in thousands)

	(unaudited)
	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$56,545	$108,613
Restricted cash	4,752	12,434
Investments	85,171	55,759
Finance receivables, net	3,449,939	3,514,788
Other receivables, net	7,065	13,194
Income taxes receivable	21,863	21,928
Deferred tax assets, net	77,213	83,205
Right-of-use assets	51,998	52,951
Property and equipment, net	53,767	58,356
Goodwill	482,479	492,989
Other assets	41,168	38,844
Total assets	$4,331,960	$4,453,061
Liabilities and Equity
Liabilities:
Accounts payable	$5,379	$5,294
Accrued expenses	100,342	97,320
Income taxes payable	20,719	29,692
Deferred tax liabilities, net	32,604	40,867
Lease liabilities	56,409	57,348
Interest-bearing deposits	132,612	132,739
Borrowings	2,520,903	2,661,289
Other liabilities	34,342	54,986
Total liabilities	2,903,310	3,079,535
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 44,040 shares issued and outstanding at September 30, 2021; 100,000 shares authorized, 45,585 shares issued and outstanding at December 31, 2020	440	456
Additional paid-in capital	—	75,282
Retained earnings	1,654,544	1,511,970
Accumulated other comprehensive loss	(264,781)	(245,791)
Total stockholders' equity - PRA Group, Inc.	1,390,203	1,341,917
Noncontrolling interest	38,447	31,609
Total equity	1,428,650	1,373,526
Total liabilities and equity	$4,331,960	$4,453,061
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the three and nine months ended September 30, 2021 and 2020
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Portfolio income	$212,905	$240,250	$663,714	$750,556
Changes in expected recoveries	43,820	25,403	157,504	32,388
Total portfolio revenue	256,725	265,653	821,218	782,944
Fee income	6,209	1,978	10,843	6,826
Other revenue	764	233	6,735	1,788
Total revenues	263,698	267,864	838,796	791,558

Operating expenses:
Compensation and employee services	74,584	71,974	228,200	217,617
Legal collection fees	10,993	13,661	36,208	41,975
Legal collection costs	21,450	26,043	61,231	79,997
Agency fees	15,646	14,900	47,145	38,619
Outside fees and services	29,434	22,719	71,167	60,796
Communication	9,782	9,379	33,039	31,702
Rent and occupancy	4,571	4,460	13,694	13,415
Depreciation and amortization	3,724	4,301	11,520	12,494
Other operating expenses	15,935	11,761	44,045	34,457
Total operating expenses	186,119	179,198	546,249	531,072
Income from operations	77,579	88,666	292,547	260,486
Other income and (expense):
Interest expense, net	(29,599)	(33,692)	(91,987)	(106,319)
Foreign exchange gain	1,232	61	127	3,027
Other	85	291	294	(1,367)
Income before income taxes	49,297	55,326	200,981	155,827
Income tax expense	12,627	7,497	41,870	24,734
Net income	36,670	47,829	159,111	131,093
Adjustment for net income attributable to noncontrolling interests	2,190	5,337	10,229	11,552
Net income attributable to PRA Group, Inc.	$34,480	$42,492	$148,882	$119,541
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.76	$0.93	$3.27	$2.63
Diluted	$0.76	$0.92	$3.24	$2.60
Weighted average number of shares outstanding:
Basic	45,305	45,579	45,594	45,526
Diluted	45,656	46,140	45,920	45,971
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the three and nine months ended September 30, 2021 and 2020
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$36,670	$47,829	$159,111	$131,093
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(38,238)	30,705	(43,682)	(48,448)
Cash flow hedges	5,522	1,394	19,200	(22,927)
Debt securities available-for-sale	(50)	(30)	(192)	191
Other comprehensive (loss)/income	(32,766)	32,069	(24,674)	(71,184)
Total comprehensive income	3,904	79,898	134,437	59,909
Less comprehensive (loss)/income attributable to noncontrolling interests	(1,154)	3,753	4,544	(7,091)
Comprehensive income attributable to PRA Group, Inc.	$5,058	$76,145	$129,893	$67,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2021
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Balance at December 31, 2020	45,585	$456	$75,282	$1,511,970	$(245,791)	$31,609	$1,373,526
Effect of change in accounting principle (1)	—	—	(26,697)	12,008	—	—	(14,689)
Balance at January 1, 2021	45,585	456	48,585	1,523,978	(245,791)	31,609	1,358,837
Components of comprehensive income, net of tax:
Net income	—	—	—	58,406	—	3,474	61,880
Currency translation adjustments	—	—	—	—	(20,108)	(4,423)	(24,531)
Cash flow hedges	—	—	—	—	12,323	—	12,323
Distributions to noncontrolling interest	—	—	—	—	—	(3,933)	(3,933)
Vesting of restricted stock	214	2	(2)	—	—	—	—
Share-based compensation expense	—	—	4,113	—	—	—	4,113
Employee stock relinquished for payment of taxes	—	—	(5,460)	—	—	—	(5,460)
Balance at March 31, 2021	45,799	$458	$47,236	$1,582,384	$(253,576)	$26,727	$1,403,229
Components of comprehensive income, net of tax:
Net income	—	—	—	55,996	—	4,565	60,561
Currency translation adjustments	—	—	—	—	17,004	2,083	19,087
Cash flow hedges	—	—	—	—	1,355	—	1,355
Debt securities available-for-sale	—	—	—	—	(142)	—	(142)
Distributions to noncontrolling interest	—	—	—	—	—	(13,120)	(13,120)
Vesting of restricted stock	38	—	—	—	—	—	—
Share-based compensation expense	—	—	4,040	—	—	—	4,040
Employee stock relinquished for payment of taxes	—	—	(70)	—	—	—	(70)
Balance at June 30, 2021	45,837	$458	$51,206	$1,638,380	$(235,359)	$20,255	$1,474,940
Components of comprehensive income, net of tax:
Net income	—	—	—	34,480	—	2,190	36,670
Currency translation adjustments	—	—	—	—	(34,894)	(3,344)	(38,238)
Cash flow hedges	—	—	—	—	5,522	—	5,522
Debt securities available-for-sale	—	—	—	—	(50)	—	(50)
Distributions to noncontrolling interest	—	—	—	—	—	(3,397)	(3,397)
Contributions from noncontrolling interest	—	—	—	—	—	22,743	22,743
Repurchase and cancellation of common stock	(1,797)	(18)	(55,513)	(18,316)	—	—	(73,847)
Share-based compensation expense	—	—	4,317	—	—	—	4,317
Employee stock relinquished for payment of taxes	—	—	(10)	—	—	—	(10)
Balance at September 30, 2021	44,040	$440	$—	$1,654,544	$(264,781)	$38,447	$1,428,650
(1) Refer to Note 2 for further detail.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the nine months ended September 30, 2020
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Balance at December 31, 2019	45,416	$454	$67,321	$1,362,631	$(261,018)	$57,625	$1,227,013
Components of comprehensive income, net of tax:
Net income	—	—	—	19,135	—	3,301	22,436
Currency translation adjustments	—	—	—	—	(94,201)	(13,875)	(108,076)
Cash flow hedges	—	—	—	—	(20,568)	—	(20,568)
Debt securities available-for-sale	—	—	—	—	170	—	170
Vesting of restricted stock	124	1	—	—	—	—	1
Share-based compensation expense	—	—	2,857	—	—	—	2,857
Employee stock relinquished for payment of taxes	—	—	(3,157)	—	—	—	(3,157)
Balance at March 31, 2020	45,540	$455	$67,021	$1,381,766	$(375,617)	$47,051	$1,120,676
Components of comprehensive income, net of tax:
Net income	—	—	—	57,914	—	2,914	60,828
Currency translation adjustments	—	—	—	—	32,107	(3,184)	28,923
Cash flow hedges	—	—	—	—	(3,753)	—	(3,753)
Debt securities available-for-sale	—	—	—	—	51	—	51
Distributions to noncontrolling interest	—	—	—	—	—	(14,908)	(14,908)
Vesting of restricted stock	39	1	(1)	—	—	—	—
Share-based compensation expense	—	—	3,063	—	—	—	3,063
Employee stock relinquished for payment of taxes	—	—	(18)	—	—	—	(18)
Balance at June 30, 2020	45,579	$456	$70,065	$1,439,680	$(347,212)	$31,873	$1,194,862
Components of comprehensive income, net of tax:
Net income	—	—	—	42,492		5,337	47,829
Currency translation adjustments	—	—	—	—	32,288	(1,583)	30,705
Cash flow hedges	—	—	—	—	1,394	—	1,394
Debt securities available-for-sale	—	—	—	—	(30)	—	(30)
Distributions to noncontrolling interest	—	—	—	—	—	(3,677)	(3,677)
Contributions from noncontrolling interest	—	—	—	—	—	1,118	1,118
Share-based compensation expense	—	—	3,097	—	—	—	3,097
Other	—	—	(3,126)	—	—	—	(3,126)
Balance at September 30, 2020	45,579	$456	$70,036	$1,482,172	$(313,560)	$33,068	$1,272,172

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2021 and 2020
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$159,111	$131,093
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	12,470	9,017
Depreciation and amortization	11,520	12,494
Amortization of debt discount and issuance costs	7,053	16,711
Changes in expected recoveries	(157,504)	(32,388)
Deferred income taxes	(4,235)	(44,905)
Net unrealized foreign currency transactions	7,462	34,060
Fair value in earnings for equity securities	92	1,159
Other	91	(449)
Changes in operating assets and liabilities:
Other assets	1,746	1,466
Other receivables, net	6,033	(1,686)
Accounts payable	201	45
Income taxes payable, net	(9,391)	5,664
Accrued expenses	3,086	(5,315)
Other liabilities	531	4,408
Right of use asset/lease liability	17	(15)
Net cash provided by operating activities	38,283	131,359
Cash flows from investing activities:
Purchases of property and equipment, net	(6,772)	(12,906)
Purchases of finance receivables	(770,377)	(613,050)
Recoveries applied to negative allowance	934,002	784,056
Purchases of investments	(74,485)	(27,565)
Proceeds from sales and maturities of investments	42,110	41,932
Business acquisition, net of cash acquired	(647)	—
Net cash provided by investing activities	123,831	172,467
Cash flows from financing activities:
Proceeds from lines of credit	426,135	998,088
Principal payments on lines of credit	(908,215)	(1,331,303)
Payments on convertible senior notes	—	(287,442)
Proceeds from senior notes	350,000	300,000
Proceeds from long-term debt	—	55,000
Principal payments on long-term debt	(7,500)	(7,500)
Repurchases of common stock	(73,847)	—
Payments of origination cost and fees	(8,835)	(16,998)
Tax withholdings related to share-based payments	(5,540)	(3,176)
Distributions paid to noncontrolling interest	(20,450)	(18,585)
Contributions from noncontrolling interest	22,743	1,118
Net increase in interest-bearing deposits	8,847	8,115
Other financing activities	—	(3,183)
Net cash used in financing activities	(216,662)	(305,866)
Effect of exchange rate on cash	(5,202)	(16,610)
Net decrease in cash, cash equivalents and restricted cash	(59,750)	(18,650)
Cash, cash equivalents and restricted cash beginning of period	121,047	123,807
Cash, cash equivalents and restricted cash, end of period	$61,297	$105,157
Supplemental disclosure of cash flow information:
Cash paid for interest	$88,676	$88,003
Cash paid for income taxes	55,234	64,719
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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of September 30, 2021, its Consolidated Income Statements and Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2021 and 2020, and its Consolidated Statements of Changes in Equity and Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, have been included. The Company's Consolidated Income Statements for the three and nine months ended September 30, 2021 may not be indicative of future results.
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
Segments: Under the guidance of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC Topic 280 "Segment Reporting" ("ASC 280"), the Company has determined that it has two operating segments that meet the aggregation criteria of ASC 280, and, therefore, it has one reportable segment, accounts receivable management. This conclusion is based on similarities among the operating units, including economic characteristics, the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.
The following tables show the amount of revenue generated for the three and nine months ended September 30, 2021 and 2020, and long-lived assets held at September 30, 2021 and 2020, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$157,124	$90,980	$172,286	$98,049
United Kingdom	42,388	2,040	34,387	2,578
Other (1)	64,186	12,745	61,191	8,805
Total	$263,698	$105,765	$267,864	$109,432

PRA Group, Inc.
Notes to Consolidated Financial Statements

	As of and for the		As of and for the
	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$503,994	$90,980	$517,914	$98,049
United Kingdom	133,024	2,040	98,768	2,578
Other (1)	201,778	12,745	174,876	8,805
Total	$838,796	$105,765	$791,558	$109,432
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
The Company accounts for its 3.50% Convertible Notes due 2023 (the "2023 Notes" or the "Convertible Notes") in accordance with ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470"). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC Topic 815 "Derivatives and Hedging" ("ASC 815"), or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. The Company adopted the standard using a modified retrospective method, with adjustments which increased retained earnings by $12.0 million, reduced additional paid-in capital by $26.7 million and increased the net carrying amount of the 2023 Notes by $19.8 million at January 1, 2021. Additionally, for the three and nine months ended September 30, 2021, the effect of adoption reduced interest expense by $2.1 million and $6.1 million, increased net income by $1.5 million and $4.8 million and impacted EPS by $0.03 per share and $0.11 per share, respectively. For more information on the 2023 Notes, see Note 7.
3. Finance Receivables, net:
Finance receivables, net consisted of the following at September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Amortized cost	$—	$—
Negative allowance for expected recoveries (1)	3,449,939	3,514,788
Balance at end of period	$3,449,939	$3,514,788
(1) The negative allowance balance includes certain portfolios of nonperforming loans for which the Company holds a beneficial interest representing approximately 1% of the balance.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2021 and 2020
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	Three Months Ended September 30, 2021
	Core	Insolvency	Total
Balance at beginning of period	$2,894,963	$454,075	$3,349,038
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	374,645	17,302	391,947
Foreign currency translation adjustment	(52,650)	(5,558)	(58,208)
Recoveries applied to negative allowance (2)	(230,237)	(46,421)	(276,658)
Changes in expected recoveries (3)	40,583	3,237	43,820
Balance at end of period	$3,027,304	$422,635	$3,449,939

	Three Months Ended September 30, 2020
	Core	Insolvency	Total
Balance at beginning of period	$2,908,136	$443,396	$3,351,532
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	159,069	18,531	177,600
Foreign currency translation adjustment	53,934	6,752	60,686
Recoveries applied to negative allowance (2)	(246,738)	(35,735)	(282,473)
Changes in expected recoveries (3)	23,744	1,659	25,403
Balance at end of period	$2,898,145	$434,603	$3,332,748
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	Three Months Ended September 30, 2021
	Core	Insolvency	Total
Face value	$2,499,453	$82,704	$2,582,157
Noncredit discount	(280,213)	(6,355)	(286,568)
Allowance for credit losses at acquisition	(1,844,595)	(59,047)	(1,903,642)
Purchase price	$374,645	$17,302	$391,947

	Three Months Ended September 30, 2020
	Core	Insolvency	Total
Face value	$1,106,910	$91,793	$1,198,703
Noncredit discount	(159,766)	(8,522)	(168,288)
Allowance for credit losses at acquisition	(788,075)	(64,740)	(852,815)
Purchase price	$159,069	$18,531	$177,600

PRA Group, Inc.
Notes to Consolidated Financial Statements
The initial negative allowance recorded on portfolio acquisitions for the three months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	Three Months Ended September 30, 2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,844,595)	$(59,047)	$(1,903,642)
Writeoffs, net	1,844,595	59,047	1,903,642
Expected recoveries	374,645	17,302	391,947
Initial negative allowance for expected recoveries	$374,645	$17,302	$391,947

	Three Months Ended September 30, 2020
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(788,075)	$(64,740)	$(852,815)
Writeoffs, net	788,075	64,740	852,815
Expected recoveries	159,069	18,531	177,600
Initial negative allowance for expected recoveries	$159,069	$18,531	$177,600
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were calculated as follows for the three months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30, 2021
	Core	Insolvency	Total
Recoveries (a)	$429,166	$60,397	$489,563
Less - amounts reclassified to portfolio income	198,929	13,976	212,905
Recoveries applied to negative allowance	$230,237	$46,421	$276,658

	Three Months Ended September 30, 2020
	Core	Insolvency	Total
Recoveries (a)	$470,056	$52,667	$522,723
Less - amounts reclassified to portfolio income	223,318	16,932	240,250
Recoveries applied to negative allowance	$246,738	$35,735	$282,473
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries consisted of the following for the three months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30, 2021
	Core	Insolvency	Total
Changes in expected future recoveries	$4,114	$(6,026)	$(1,912)
Recoveries received in excess of forecast	36,469	9,263	45,732
Changes in expected recoveries	$40,583	$3,237	$43,820

	Three Months Ended September 30, 2020
	Core	Insolvency	Total
Changes in expected future recoveries	$(62,999)	$(588)	$(63,587)
Recoveries received in excess of forecast	86,743	2,247	88,990
Changes in expected recoveries	$23,744	$1,659	$25,403

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
Changes in expected recoveries for the three months ended September 30, 2021 were a net positive $43.8 million. This reflects $45.7 million in recoveries received in excess of forecast, which was largely due to cash collections overperformance in the quarter partially offset by a $1.9 million adjustment to changes in expected future recoveries. The changes in expected future recoveries includes the Company's assumption that the majority of the current period overperformance was due to acceleration of future collections. The Company made adjustments in some geographies to increase near-term expected collections, bringing them in line with recent performance trends in collections, with corresponding reductions made later in the forecast period.
Changes in expected recoveries for the three months ended September 30, 2020 were a net positive $25.4 million. This reflected $89.0 million in recoveries received during the third quarter of 2020 in excess of forecast, partially offset by a $63.6 million decrease to the present value of expected future recoveries. The majority of the decrease reflected the Company's assumption that the overperformance was acceleration in cash collections rather than an increase to total expected collections. Additionally, the Company made forecast adjustments in the quarter that it deemed appropriate given the environment in which the Company was operating.
Nine Months Ended September 30, 2021 and 2020
Changes in the negative allowance for expected recoveries by portfolio segment for the nine months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	For the Nine Months Ended September 30, 2021
	Core	Insolvency	Total
Balance at beginning of period	$3,019,477	$495,311	$3,514,788
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	712,687	57,898	770,585
Foreign currency translation adjustment	(56,387)	(2,549)	(58,936)
Recoveries applied to negative allowance (2)	(797,648)	(136,354)	(934,002)
Changes in expected recoveries (3)	149,175	8,329	157,504
Balance at end of period	$3,027,304	$422,635	$3,449,939

	For the Nine Months Ended September 30, 2020
	Core	Insolvency	Total
Balance at beginning of period	$3,051,426	$462,739	$3,514,165
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	537,477	77,859	615,336
Foreign currency translation adjustment	(42,065)	(3,020)	(45,085)
Recoveries applied to negative allowance (2)	(677,211)	(106,845)	(784,056)
Changes in expected recoveries (3)	28,518	3,870	32,388
Balance at end of period	$2,898,145	$434,603	$3,332,748

PRA Group, Inc.
Notes to Consolidated Financial Statements
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the nine months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	For the Nine Months Ended September 30, 2021
	Core	Insolvency	Total
Face value	$4,863,736	$277,831	$5,141,567
Noncredit discount	(585,400)	(19,368)	(604,768)
Allowance for credit losses at acquisition	(3,565,649)	(200,565)	(3,766,214)
Purchase price	$712,687	$57,898	$770,585

	For the Nine Months Ended September 30, 2020
	Core	Insolvency	Total
Face value	$4,286,296	$366,211	$4,652,507
Noncredit discount	(533,465)	(29,533)	(562,998)
Allowance for credit losses at acquisition	(3,215,354)	(258,819)	(3,474,173)
Purchase price	$537,477	$77,859	$615,336
The initial negative allowance recorded on portfolio acquisitions for the nine months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	For the Nine Months Ended September 30, 2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(3,565,649)	$(200,565)	$(3,766,214)
Writeoffs, net	3,565,649	200,565	3,766,214
Expected recoveries	712,687	57,898	770,585
Initial negative allowance for expected recoveries	$712,687	$57,898	$770,585

	For the Nine Months Ended September 30, 2020
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(3,215,354)	$(258,819)	$(3,474,173)
Writeoffs, net	3,215,354	258,819	3,474,173
Expected recoveries	537,477	77,859	615,336
Initial negative allowance for expected recoveries	$537,477	$77,859	$615,336
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were calculated as follows for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	For the Nine Months Ended September 30, 2021
	Core	Insolvency	Total
Recoveries (a)	$1,415,619	$182,097	$1,597,716
Less - amounts reclassified to portfolio income	617,971	45,743	663,714
Recoveries applied to negative allowance	$797,648	$136,354	$934,002

PRA Group, Inc.
Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30, 2020
	Core	Insolvency	Total
Recoveries (a)	$1,371,988	$162,624	$1,534,612
Less - amounts reclassified to portfolio income	694,777	55,779	750,556
Recoveries applied to negative allowance	$677,211	$106,845	$784,056
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries consisted of the following for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	For the Nine Months Ended September 30, 2021
	Core	Insolvency	Total
Changes in expected future recoveries	$(47,738)	$(18,871)	$(66,609)
Recoveries received in excess of forecast	196,913	27,200	224,113
Changes in expected recoveries	$149,175	$8,329	$157,504

	For the Nine Months Ended September 30, 2020
	Core	Insolvency	Total
Changes in expected future recoveries	$(181,433)	$(2,478)	$(183,911)
Recoveries received in excess of forecast	209,951	6,348	216,299
Changes in expected recoveries	$28,518	$3,870	$32,388
Changes in expected recoveries for the nine months ended September 30, 2021 were a net positive $157.5 million. The changes were the net result of recoveries in excess of forecast of $224.1 million from significant cash collections overperformance in the current period reduced by a $66.6 million negative adjustment to changes in expected future recoveries. The changes in expected future recoveries includes the Company's assumption that the majority of the current period overperformance was due to acceleration of future collections. The Company made adjustments in some geographies to increase near-term expected collections, bringing them in line with recent performance trends in collections, with corresponding reductions made later in the forecast period.
Changes in expected recoveries for the nine months ended September 30, 2020 were a net positive $32.4 million. This reflected $216.3 million in recoveries in excess of forecast, which was largely due to significant cash collections overperformance during the second and third quarters of 2020. This was mostly offset by a $183.9 million decrease in the present value of expected future recoveries. The majority of the decrease reflected the Company's assumption that the second and third quarter of 2020 overperformance was primarily due to acceleration in the timing of cash collections rather than an increase to total expected collections. Additionally, the Company made forecast adjustments deemed appropriate given the environment in which the Company was operating.
4. Investments:
Investments consisted of the following at September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Debt securities
Available-for-sale	$69,406	$5,368
Equity securities
Exchange traded funds	—	34,847
Private equity funds	5,150	6,123
Mutual funds	2,670	1,023
Equity method investments	7,945	8,398
Total investments	$85,171	$55,759

PRA Group, Inc.
Notes to Consolidated Financial Statements
Debt Securities
Available-for-sale
Government securities: The Company's investments in government instruments, including bonds and treasury securities, are classified as available-for-sale and are stated at fair value.
The amortized cost and estimated fair value of investments in debt securities at September 30, 2021 and December 31, 2020 were as follows (amounts in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$69,469	$—	$63	$69,406

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$5,239	$129	$—	$5,368
Equity Securities
Exchange traded funds: The Company invested in certain treasury bill exchange traded funds, which were accounted for as equity securities and carried at fair value. In August 2021, the Company sold these funds. Gains and losses from these investments are included within Other income and (expense) in the Company's Consolidated Income Statements.
Private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 1% interest.
Mutual funds: Mutual funds represent funds held in Brazil in a Brazilian real denominated mutual fund benchmarked to the U.S. dollar that invests principally in Brazilian fixed income securities. The investments are carried at fair value based on quoted market prices. Gains and losses from these investments are included as a foreign exchange component of Other income and (expense) in the Company's Consolidated Income Statements.
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
5. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2020 and concluded that no goodwill impairment was necessary. The Company performed its quarterly assessment by evaluating whether any triggering events had occurred as of September 30, 2021, which included considering current market conditions. The Company concluded that no triggering event had occurred as of September 30, 2021 and will continue to monitor the market for any adverse conditions.
The changes in goodwill for the three and nine months ended September 30, 2021 and 2020, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$492,843	$444,507	$492,989	$480,794
Change in foreign currency translation adjustment	(10,364)	11,801	(10,510)	(24,486)
Balance at end of period	$482,479	$456,308	$482,479	$456,308

PRA Group, Inc.
Notes to Consolidated Financial Statements
6. Leases:
The Company's operating lease portfolio primarily includes corporate offices and call centers. The majority of its leases have remaining lease terms of one year to 15 years, some of which include options to extend the leases for up to five years, and others include options to terminate the leases within one year. Exercises of lease renewal options are typically at the Company's sole discretion and are included in its right-of-use ("ROU") assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The components of lease expense for the three and nine months ended September 30, 2021 and 2020, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$3,072	$3,035	$9,096	$9,072
Short-term lease expense	695	661	2,118	2,030
Sublease income	(81)	—	(81)	—
Total lease expense	$3,686	$3,696	$11,133	$11,102
Supplemental cash flow information and non-cash activity related to leases for the nine months ended September 30, 2021 and 2020 were as follows (amounts in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$8,946	$9,179

ROU assets obtained in exchange for operating lease obligations	6,436	(10,465)
Lease term and discount rate information related to operating leases were as follows as of the dates indicated:

	Nine Months Ended September 30,
	2021	2020
Weighted-average remaining lease term (years)	8.6	9.5

Weighted-average discount rate	4.64%	4.82%
Maturities of lease liabilities at September 30, 2021 are as follows for the following periods (amounts in thousands):

Operating Leases
For the three months ending December 31, 2021	$3,068
For the year ending December 31, 2022	10,649
For the year ending December 31, 2023	8,245
For the year ending December 31, 2024	7,791
For the year ending December 31, 2025	7,600
Thereafter	31,569
Total lease payments	$68,922
Less: imputed interest	12,513
Total present value of lease liabilities	$56,409

PRA Group, Inc.
Notes to Consolidated Financial Statements
7. Borrowings:
The Company's borrowings consisted of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Americas revolving credit (1)	$120,850	$405,706
Europe revolving credit	957,554	1,171,890
Term loan	462,500	470,000
Senior Notes	650,000	300,000
Convertible Notes	345,000	345,000
	2,535,904	2,692,596
Less: Debt discount and issuance costs	(15,001)	(31,307)
Total	$2,520,903	$2,661,289
(1) Includes North American revolving credit facility and Colombian revolving credit facility.
The following principal payments are due on the Company's borrowings as of September 30, 2021 for the 12-month periods ending September 30, (amounts in thousands):

2022	$10,949
2023	1,312,728
2024	10,000
2025	310,000
2026	542,227
Thereafter	350,000
Total	$2,535,904
The Company determined that it was in compliance with the covenants of its financing arrangements as of September 30, 2021.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian Administrative Agent, and a syndicate of lenders named therein ("North American Credit Agreement"). On July 30, 2021, the Company entered into the Fourth Amendment to the North American Credit Agreement, which extended the maturity date to July 30, 2026 and, among other things, decreased the revolving loans base rate floors, increased the limit of stock repurchases and redemption of convertible notes, lowered both the margin and unused line fee and added London Interbank Offered Rate ("LIBOR") replacement provisions to reflect the current market approach.
The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $462.5 million term loan, (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate, Canadian Dollar Offered Rate ("CDOR"), or the Eurodollar rate (as defined in the North American Credit Agreement), for the applicable term plus 2.25% per annum, or 2.00% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0. The revolving loans within the credit facility are subject to a 0.0% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio (as defined in the North American Credit Agreement) is less than or equal to 1.60 to 1.0, payable quarterly in arrears. As of September 30, 2021, the unused portion of the North American Credit Agreement was $955.3 million. Considering borrowing base restrictions, as of September 30, 2021, the amount available to be drawn was $410.3 million.

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
•the consolidated total leverage ratio (as defined in the North American Credit Agreement) cannot exceed 3.50 to 1.0 as of the end of any fiscal quarter;
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
The European Credit Agreement provides borrowings for an aggregate amount of approximately $1.35 billion (subject to the borrowing base), accrues interest at the Interbank Offered Rate plus 2.70% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.23% per annum, or 35% of the margin, is payable monthly in arrears and matures February 19, 2023. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears and matures February 19, 2023. As of September 30, 2021, the unused portion of the European Credit Agreement (including the overdraft facility) was $432.4 million. Considering borrowing base restrictions and other covenants as of September 30, 2021, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $349.4 million.
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
Colombian Revolving Credit Facility
PRA Group Colombia Holding SAS, is party to a credit agreement with Bancolombia in an aggregate amount of approximately $5.2 million. As of September 30, 2021, the outstanding balance under the credit agreement was approximately $1.1 million, with a weighted average interest rate of 7.13%. The outstanding balance accrues interest at the Indicador Bancario de Referencia rate plus a weighted average spread of 2.74%, is payable quarterly in arrears, amortizes quarterly and matures on October 17, 2022 (per the credit agreement, maturity represents three years from the last draw). This credit facility is fully collateralized using time deposits with the lender. As of September 30, 2021, the unused portion of the credit agreement was approximately $4.1 million.
Senior Notes due 2029
On September 22, 2021, the Company completed the private offering of $350.0 million in aggregate principal amount of its 5.00% Senior Notes due October 1, 2029 (the "2029 Notes"). The 2029 Notes were issued pursuant to an Indenture dated September 22, 2021 (the "2021 Indenture"), between the Company and Regions Bank, as trustee. The 2021 Indenture contains customary terms and covenants, including certain events of default after which the 2029 Notes may be due and payable immediately. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American Credit Agreement, subject to certain exceptions. Interest on the Notes is payable semi-annually, in arrears, on October 1 and April 1 of each year.

PRA Group, Inc.
Notes to Consolidated Financial Statements
On or after October 1, 2024, the Notes may be redeemed, at the Company's option in whole or in part at a price equal to 102.50% of the aggregate principal amount of the 2029 Notes being redeemed. The applicable redemption price changes if redeemed during the 12-months beginning October 1 of each year to 101.25% for 2025 and then 100% for 2026 and thereafter.
In addition, on or before October 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price of 105.00% plus accrued and unpaid interest subject to the rights of holders of the 2029 Notes with the net cash proceeds of a public offering of common stock of the Company provided, that at least 60% in aggregate principal amount of the 2029 Notes remains outstanding immediately after the occurrence of such redemption and that such redemption will occur within 90 days of the date of the closing of such public offering.
In the event of a Change of Control (as defined in the 2021 Indenture), each holder will have the right to require the Company to repurchase all or any part of such holder's 2029 Notes at an offer price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the 2029 Notes at 100% of their principal amount.
Senior Notes due 2025
On August 27, 2020, the Company completed the private offering of $300.0 million in aggregate principal amount of its 7.375% Senior Notes due September 1, 2025 (the "2025 Notes" and, together with the 2029 Notes, the "Senior Notes"). The 2025 Notes were issued pursuant to an Indenture dated August 27, 2020 (the "2020 Indenture"), between the Company and Regions Bank, as a trustee. The 2020 Indenture contains customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately. The 2025 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American Credit Agreement, subject to certain exceptions. Interest on the 2025 Notes is payable semi-annually, in arrears, on March 1 and September 1 of each year.
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
In the event of a Change of Control (as defined in the 2020 Indenture), each holder will have the right to require the Company to repurchase all or any part of such holder's 2025 Notes at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the 2025 Notes at 100% of their principal amount.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
On or after March 1, 2023, the 2023 Notes will be convertible at any time. As of September 30, 2021, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes has occurred.
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
The balances of the liability and equity components of the Company's convertible notes outstanding as of September 30, 2021 and December 31, 2020, were as follows (amounts in thousands):

	September 30, 2021	December 31, 2020
Liability component - principal amount	$345,000	$345,000
Unamortized debt discount	—	(20,603)
Unamortized debt issuance costs	(2,902)	(3,335)
Liability component - net carrying amount	$342,098	$321,062
Equity component	$—	$44,910
The Company amortizes debt issuance costs over the life of the debt using the effective interest method. Upon adoption of ASU 2020-06 the debt discount was eliminated and the debt issuance costs were remeasured, resulting in an effective interest rate of 4.00%.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Interest expense related to the Company's convertible notes for the three and nine months ended September 30, 2021 and 2020, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020 (1)
Interest expense - stated coupon rate	$3,019	$3,695	$9,057	$14,045
Interest expense - amortization of debt discount	—	2,388	—	8,852
Interest expense - amortization of debt issuance costs	412	432	1,234	1,644
Total interest expense - convertible notes	$3,431	$6,515	$10,291	$24,541
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
The following tables summarize the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$2,815	Other assets	$—
Interest rate contracts	Other liabilities	22,181	Other liabilities	43,017
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	5,521	Other assets	3,512
Foreign currency contracts	Other liabilities	1,944	Other liabilities	2,415
Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of September 30, 2021 and December 31, 2020, the notional amount of interest rate contracts designated as cash flow hedging instruments was $867.6 million and $967.2 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remain highly effective at September 30, 2021 and have terms of one to four years. The Company estimates that approximately $7.1 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the Consolidated Financial Statements for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2021	2020	2021	2020
Interest rate contracts	$3,036	$(1,089)	$11,588	$(27,953)
	Gain or (loss) reclassified from OCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of gain or (loss) reclassified from OCI into income	2021	2020	2021	2020
Interest expense, net	$(3,165)	$(3,175)	$(9,644)	$(6,488)
Derivatives Not Designated as Hedging Instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of September 30, 2021 and December 31, 2020, the notional amount of foreign currency contracts that are not designated as hedging instruments was $799.4 million and $500.8 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s Consolidated Income Statements for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2021	2020
Foreign currency contracts	Foreign exchange gain	$8,197	$2,280
Foreign currency contracts	Interest expense, net	130	(322)

		Amount of gain or (loss) recognized in income
		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2021	2020
Foreign currency contracts	Foreign exchange gain	$10,741	$27,437
Foreign currency contracts	Interest expense, net	475	(2,135)
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
The carrying amounts in the table are recorded in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$56,545	$56,545	$108,613	$108,613
Restricted cash	4,752	4,752	12,434	12,434
Finance receivables, net	3,449,939	3,354,634	3,514,788	3,541,159
Financial liabilities:
Interest-bearing deposits	132,612	132,612	132,739	132,739
Revolving lines of credit	1,078,404	1,078,404	1,577,596	1,577,596
Term loan	462,500	462,500	470,000	470,000
Senior Notes	650,000	671,989	300,000	324,408
Convertible Notes	345,000	382,484	324,397	376,012
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following tables are measured at fair value on a recurring basis in the accompanying Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government securities	$69,406	$—	$—	$69,406
Fair value through net income
Mutual funds	2,670	—	—	2,670
Derivative contracts (recorded in Other assets)	—	8,336	—	8,336
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	24,125	—	24,125

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale investments
Government securities	$5,368	$—	$—	$5,368
Fair value through net income
Exchange traded funds	34,847	—	—	34,847
Mutual funds	1,023	—	—	1,023
Derivative contracts (recorded in Other assets)	—	3,512	—	3,512
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	45,432	—	45,432
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
Investments measured using net asset value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities, including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the NAV practical expedient was $5.2 million and $6.1 million as of September 30, 2021 and December 31, 2020, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
10. Accumulated Other Comprehensive Loss:
The following tables provide details about the reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30,
Gains and losses on cash flow hedges	2021	2020	Affected line in the Consolidated Income Statement
Interest rate swaps	$(3,165)	$(3,175)	Interest expense, net
Income tax effect of item above	679	692	Income tax expense
Total losses on cash flow hedges	$(2,486)	$(2,483)	Net of tax

	Nine Months Ended September 30,
Gains and losses on cash flow hedges	2021	2020	Affected line in the Consolidated Income Statement
Interest rate swaps	$(9,644)	$(6,488)	Interest expense, net
Income tax effect of item above	2,032	1,461	Income tax expense
Total losses on cash flow hedges	$(7,612)	$(5,027)	Net of tax
The following table represents the changes in accumulated other comprehensive loss by component, after tax, for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30, 2021
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(15)	$(19,671)	$(215,673)	$(235,359)
Other comprehensive (loss)/gain before reclassifications	(50)	3,036	(34,894)	(31,908)
Reclassifications, net	—	2,486	—	2,486
Net current period other comprehensive (loss)/gain	(50)	5,522	(34,894)	(29,422)
Balance at end of period	$(65)	$(14,149)	$(250,567)	$(264,781)

	Three Months Ended September 30, 2020
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$177	$(37,409)	$(309,980)	$(347,212)
Other comprehensive (loss)/gain before reclassifications	(30)	(1,089)	32,288	31,169
Reclassifications, net	—	2,483	—	2,483
Net current period other comprehensive (loss)/gain	(30)	1,394	32,288	33,652
Balance at end of period	$147	$(36,015)	$(277,692)	$(313,560)
(1) Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(1.0) million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2021
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (2)
Balance at beginning of period	$127	$(33,349)	$(212,569)	$(245,791)
Other comprehensive (loss)/gain before reclassifications	(192)	11,588	(37,998)	(26,602)
Reclassifications, net	—	7,612	—	7,612
Net current period other comprehensive (loss)/gain	(192)	19,200	(37,998)	(18,990)
Balance at end of period	$(65)	$(14,149)	$(250,567)	$(264,781)

	Nine Months Ended September 30, 2020
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (2)
Balance at beginning of period	$(44)	$(13,088)	$(247,886)	$(261,018)
Other comprehensive gain/(loss) before reclassifications	191	(27,954)	(29,806)	(57,569)
Reclassifications, net	—	5,027	—	5,027
Net current period other comprehensive gain/(loss)	191	(22,927)	(29,806)	(52,542)
Balance at end of period	$147	$(36,015)	$(277,692)	$(313,560)
(2) Net of deferred taxes for unrealized losses from cash flow hedges of $5.0 million and $10.2 million for the nine months ended September 30, 2021 and 2020, respectively.
11. Earnings per Share:
Basic EPS are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Convertible Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the Convertible Notes since issuance through September 30, 2021. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
On July 29, 2021, the Board of Directors of the Company ("Board of Directors") approved a share repurchase program to purchase up to $150.0 million of the Company's outstanding shares of common stock. During the three months ended September 30, 2021, the Company repurchased 1,796,874 shares of it's common stock for approximately $73.8 million, at an average price of $41.10 per share. The Company's practice is to retire the shares it repurchases. On October 28, 2021, the Board of Directors authorized an increase to the existing program. Refer to Note 15.
The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2021			2020
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$34,480	45,305	$0.76	$42,492	45,579	$0.93
Dilutive effect of nonvested share awards		351	—		561	(0.01)
Diluted EPS	$34,480	45,656	$0.76	$42,492	46,140	$0.92

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30,
	2021			2020
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$148,882	45,594	$3.27	$119,541	45,526	$2.63
Dilutive effect of nonvested share awards		326	(0.03)		445	(0.03)
Diluted EPS	$148,882	45,920	$3.24	$119,541	45,971	$2.60
There were no options outstanding, antidilutive or otherwise, as of September 30, 2021 and 2020.
12. Income Taxes:
The Company accounts for income taxes in accordance with FASB ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
At September 30, 2021, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $46.0 million and $97.0 million as of September 30, 2021 and December 31, 2020, respectively.
13. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with each of its U.S. executive officers, which expire on December 31, 2023. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company’s overall performance against its short and long-term financial and strategic objectives. The agreements also contain customary confidentiality and non-compete provisions. At September 30, 2021, estimated future compensation under these agreements was approximately $14.6 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $14.6 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2021, was $873.7 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at September 30, 2021, where the range of loss can be estimated, was not material.
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
15. Subsequent Events:
On October 28, 2021, the Board of Directors approved an increase of $80.0 million to the Company's existing share repurchase program under which the Company was previously authorized to repurchase up to $150.0 million of its outstanding common stock. Repurchases maybe made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions,through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 or other methods, subject to market and/or other conditions and applicable regulatory requirements. The share repurchase program does not obligate the Company to repurchase any specified amount of shares, remains subject to the discretion of the Board of Directors and, subject to compliance with applicable laws, may be modified, suspended or discontinued at any time.

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
We are headquartered in Norfolk, Virginia, and as of September 30, 2021, employed 3,521 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
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

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth Consolidated Income Statement amounts as a percentage of Total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Revenues:
Portfolio income	$212,905	80.7%	$240,250	89.7%	$663,714	79.1%	$750,556	94.8%
Changes in expected recoveries	43,820	16.6	25,403	9.5	157,504	18.8	32,388	4.1
Total portfolio revenue	256,725	97.3	265,653	99.2	821,218	97.9	782,944	98.9
Fee income	6,209	2.4	1,978	0.7	10,843	1.3	6,826	0.9
Other revenue	764	0.3	233	0.1	6,735	0.8	1,788	0.2
Total revenues	263,698	100.0	267,864	100.0	838,796	100.0	791,558	100.0

Operating expenses:
Compensation and employee services	74,584	28.3	71,974	26.9	228,200	27.2	217,617	27.5
Legal collection fees	10,993	4.2	13,661	5.1	36,208	4.3	41,975	5.3
Legal collection costs	21,450	8.1	26,043	9.7	61,231	7.3	79,997	10.1
Agency fees	15,646	5.9	14,900	5.6	47,145	5.6	38,619	4.9
Outside fees and services	29,434	11.2	22,719	8.4	71,167	8.5	60,796	7.7
Communication	9,782	3.7	9,379	3.5	33,039	3.9	31,702	4.0
Rent and occupancy	4,571	1.7	4,460	1.7	13,694	1.6	13,415	1.7
Depreciation and amortization	3,724	1.4	4,301	1.6	11,520	1.4	12,494	1.6
Other operating expenses	15,935	6.1	11,761	4.4	44,045	5.3	34,457	4.3
Total operating expenses	186,119	70.6	179,198	66.9	546,249	65.1	531,072	67.1
Income from operations	77,579	29.4	88,666	33.1	292,547	34.9	260,486	32.9
Other income and (expense):
Interest expense, net	(29,599)	(11.3)	(33,692)	(12.5)	(91,987)	(11.0)	(106,319)	(13.4)
Foreign exchange gain	1,232	0.5	61	—	127	—	3,027	0.4
Other	85	—	291	0.1	294	—	(1,367)	(0.2)
Income before income taxes	49,297	18.6	55,326	20.7	200,981	23.9	155,827	19.7
Income tax expense	12,627	4.7	7,497	2.8	41,870	5.0	24,734	3.1
Net income	36,670	13.9	47,829	17.9	159,111	18.9	131,093	16.6
Adjustment for net income attributable to noncontrolling interests	2,190	0.8	5,337	2.0	10,229	1.2	11,552	1.5
Net income attributable to PRA Group, Inc.	$34,480	13.1%	$42,492	15.9%	$148,882	17.7%	$119,541	15.1%

Three Months Ended September 30, 2021 Compared To Three Months Ended September 30, 2020
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Three Months Ended September 30,
	2021	2020	Change
Americas and Australia Core	$276,691	$336,322	$(59,631)
Americas Insolvency	37,464	37,344	120
Europe Core	151,625	131,702	19,923
Europe Insolvency	22,574	13,971	8,603
Total cash collections	$488,354	$519,339	$(30,985)

Cash collections adjusted (1)	$488,354	$526,413	$(38,059)
(1) Cash collections adjusted refers to 2020 cash collections remeasured using 2021 exchange rates.
Cash collections were $488.4 million for the three months ended September 30, 2021, a decrease of $31.0 million, or 6.0%, compared to $519.3 million for the three months ended September 30, 2020. The decrease was primarily due to lower cash collections of $35.1 million, or 17.1%, in U.S. call center and other collections, which we believe was mainly due to the impact of government programs in response to the COVID-19 pandemic in 2020 and lower purchasing. Additionally, U.S. legal collections decreased $17.5 million, or 18.6%, mainly due to a lower volume of accounts in the legal channel. Other Americas and Australia Core cash collections decreased $7.0 million, or 19.0%, reflecting the impact of expiration of certain government programs in response to the COVID-19 pandemic in 2020 and the runoff of older portfolios. These decreases were partially offset by an increase of $28.5 million, or 19.6%, in Europe cash collections reflecting the impact from significant levels of portfolio purchases in the last few years.
Revenues
A summary of our revenue generation during the three months ended September 30, 2021 and 2020 is as follows (amounts in thousands):

	For the Three Months Ended September 30,
	2021	2020	Change
Portfolio income	$212,905	$240,250	$(27,345)
Changes in expected recoveries	43,820	25,403	18,417
Total portfolio revenue	256,725	265,653	(8,928)
Fee income	6,209	1,978	4,231
Other revenue	764	233	531
Total revenues	$263,698	$267,864	$(4,166)
Total Portfolio Revenue
Total portfolio revenue was $256.7 million for the three months ended September 30, 2021, a decrease of $9.0 million, or 3.4%, compared to $265.7 million for the three months ended September 30, 2020. The decrease reflects reduced portfolio income due to the combination of our acceleration assumption and lower purchasing. This was offset by current quarter overperformance and the net impact of forecast adjustments. We assumed that the majority of the current quarter cash overperformance was acceleration of future collections and made adjustments in some geographies to increase near term expected collections, bringing them in line with recent performance and trends in collections, with the corresponding reductions later in the forecast period.
Fee Income
Fee income was $6.2 million for the three months ended September 30, 2021, an increase of $4.2 million, or 210.0%, compared to $2.0 million for the three months ended September 30, 2020. The increase is primarily attributable to settlement timing in our claims processing company, Claims Compensation Bureau ("CCB").

Operating Expenses
Total operating expenses were $186.1 million for the three months ended September 30, 2021, an increase of $6.9 million, or 3.9%, compared to $179.2 million for the three months ended September 30, 2020.
Compensation and Employee Services
Compensation and employee services expenses were $74.6 million for the three months ended September 30, 2021, an increase of $2.6 million, or 3.6%, compared to $72.0 million for the three months ended September 30, 2020. The increase was primarily attributable to a change in benefits, additional costs associated with higher headcount in Europe and increased stock based compensation expense. The increases were partially offset by a reduction in headcount in the U.S. call centers and the timing of performance based compensation accruals. Total full-time equivalents decreased to 3,521 as of September 30, 2021, from 3,811 as of September 30, 2020 as higher headcount in Europe was more than offset by a reduction in the U.S. call center workforce.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $11.0 million for the three months ended September 30, 2021, a decrease of $2.7 million, or 19.7%, compared to $13.7 million for the three months ended September 30, 2020. The decrease was mainly due to lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $21.5 million for the three months ended September 30, 2021, a decrease of $4.5 million, or 17.3%, compared to $26.0 million for the three months ended September 30, 2020. The decrease was primarily due to lower levels of accounts placed in the legal channel in the U.S. and the catch up of backlog in the third quarter of 2020 due to our voluntary decision to temporarily pause moving accounts into the legal eligible status during the first half of 2020. The decrease was offset by a return to more normalized levels of accounts placed in the legal channel in Europe compared to muted levels in 2020 from the impact of the COVID-19 pandemic.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $15.6 million for the three months ended September 30, 2021, compared to $14.9 million for the three months ended September 30, 2020.
Outside Fees and Services
Outside fees and services expenses were $29.4 million for the three months ended September 30, 2021, an increase of $6.7 million, or 29.5%, compared to $22.7 million for the three months ended September 30, 2020 mainly due to higher legal expenses.
Other
Other expenses were $15.9 million for the three months ended September 30, 2021, an increase of $4.1 million, or 34.7%, compared to $11.8 million for the three months ended September 30, 2020. The increase was primarily driven by investments in digital operations and data and analytics.
Interest Expense, Net
Interest expense, net was $29.6 million during the three months ended September 30, 2021, a decrease of $4.1 million, or 12.2%, compared to $33.7 million for the three months ended September 30, 2020, primarily reflecting lower levels of average outstanding borrowings on our debt obligations and the 2021 change in accounting related to our convertible notes (see Note 2 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information).

Interest expense, net consisted of the following for the three months ended September 30, 2021 and 2020 (amounts in thousands):

	For the Three Months Ended September 30,
	2021	2020	Change
Interest on debt obligations and unused line fees	$18,541	$25,282	$(6,741)
Interest on senior notes	5,920	—	5,920
Coupon interest on convertible notes	3,019	3,695	(676)
Amortization of convertible notes discount	—	2,388	(2,388)
Amortization of loan fees and other loan costs	2,406	2,476	(70)
Interest income	(287)	(149)	(138)
Interest expense, net	$29,599	$33,692	$(4,093)
Foreign Currency Exchange Gain
Foreign currency exchange gains were $1.2 million for the three months ended September 30, 2021, compared to foreign currency exchange gains of $0.1 million for the three months ended September 30, 2020. In any given period, we may incur foreign currency exchange gains or losses from transactions in currencies other than the functional currency.
Income Tax Expense
Income tax expense was $12.6 million for the three months ended September 30, 2021, an increase of $5.1 million, or 68.0%, compared to $7.5 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, our effective tax rate was 25.6%, compared to 13.6% for the three months ended September 30, 2020. The increases in income tax expense and our effective tax rate were primarily due to changes in statutory foreign tax rates and mix of income between countries of operation partially offset by a reduction in income before taxes, which decreased $6.0 million, or 10.8%.

Nine Months Ended September 30, 2021 Compared To Nine Months Ended September 30, 2020
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Nine Months Ended September 30,
	2021	2020	Change
Americas and Australia Core	$949,174	$985,371	$(36,197)
Americas Insolvency	110,485	119,239	(8,754)
Europe Core	458,748	378,187	80,561
Europe Insolvency	69,663	41,055	28,608
Total cash collections	$1,588,070	$1,523,852	$64,218

Cash collections adjusted (1)	$1,588,070	$1,555,240	$32,830
(1) Cash collections adjusted refers to 2020 cash collections remeasured using 2021 exchange rates.

Cash collections were $1,588.1 million for the nine months ended September 30, 2021, an increase of $64.2 million, or 4.2%, compared to $1,523.9 million for the nine months ended September 30, 2020. The increase was largely due to increased cash collections in Europe of $109.2 million, or 26.0%, primarily reflecting the impact from significant levels of portfolio purchases in the last few years. This increase was partially offset by a decrease of $37.1 million, or 12.6%, in U.S. legal cash collections reflecting a lower volume of accounts in the legal channel. Additionally, cash collections in Americas Insolvency decreased $8.8 million, or 7.3%, primarily due to the runoff of older portfolios. Cash collections in our U.S. call center and other collections, including higher levels of collections through our digital platform, remained relatively flat as the level of cash collections began to normalize compared to elevated levels from the impact of government programs in response to the COVID-19 pandemic in 2020.
Revenues
A summary of our revenue generation during the nine months ended September 30, 2021 and 2020 is as follows (amounts in thousands):

	For the Nine Months Ended September 30,
	2021	2020	Change
Portfolio income	$663,714	$750,556	$(86,842)
Changes in expected recoveries	157,504	32,388	125,116
Total portfolio revenue	821,218	782,944	38,274
Fee income	10,843	6,826	4,017
Other revenue	6,735	1,788	4,947
Total revenues	$838,796	$791,558	$47,238

Total Portfolio Revenue
Total portfolio revenue was $821.2 million for nine months ended September 30, 2021, an increase of $38.3 million, or 4.9%, compared to $782.9 million for the nine months ended September 30, 2020. The increase reflects cash overperformance partially offset by the net impact of forecast adjustments. We assumed that the majority of the cash overperformance was acceleration of future collections and made adjustments in some geographies to increase near term expected collections, bringing them in line with recent performance and trends in collections, with the corresponding reductions later in the forecast period.
Fee Income
Fee income was $10.8 million for nine months ended September 30, 2021, an increase of $4.0 million, or 58.8%, compared to $6.8 million for the nine months ended September 30, 2020. The increase is primarily attributable to settlement timing in our claims processing company, CCB.

Other Revenue
Other revenue was $6.7 million for the nine months ended September 30, 2021, an increase of $4.9 million compared to $1.8 million for the nine months ended September 30, 2020 reflecting a gain on sale from certain other assets during the first quarter of 2021.
Operating Expenses
Operating expenses were $546.2 million for the nine months ended September 30, 2021, an increase of $15.1 million, or 2.8%, compared to $531.1 million for the nine months ended September 30, 2020.
Compensation and Employee Services
Compensation and employee services expenses were $228.2 million for the nine months ended September 30, 2021, an increase of $10.6 million, or 4.9%, compared to $217.6 million for the nine months ended September 30, 2020. The increase was primarily attributable to higher costs associated with additional headcount in Europe, unfavorable foreign exchange rates, higher medical benefits and increased stock based compensation expense partially offset by lower average headcount in the U.S. call center workforce.
Legal Collection Fees
Legal collection fees were $36.2 million for the nine months ended September 30, 2021, a decrease of $5.8 million or 13.8%, compared to $42.0 million for the nine months ended September 30, 2020. The decrease was mainly due to lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs were $61.2 million for the nine months ended September 30, 2021, a decrease of $18.8 million, or 23.5%, compared to $80.0 million for the nine months ended September 30, 2020. The decrease was primarily due to lower levels of accounts placed into the legal channel in the U.S., primarily reflecting a shift in collections from the legal channel to our call centers and digital platforms. This decrease was partially offset by a return to more normalized levels of accounts placed in the legal channel in Europe compared to muted levels in 2020 from the impact of the COVID-19 pandemic.
Agency Fees
Agency fees were $47.1 million for the nine months ended September 30, 2021, an increase of $8.5 million, or 22.0%, compared to $38.6 million for the nine months ended September 30, 2020 primarily reflecting an increase in agency fees outside of the U.S. in the first half of the year.
Outside Fees and Services
Outside fees and services expenses were $71.2 million for the nine months ended September 30, 2021, an increase of $10.4 million, or 17.1%, compared to $60.8 million for the nine months ended September 30, 2020 primarily due to higher legal expenses.
Other
Other expenses were $44.0 million for the nine months ended September 30, 2021, an increase of $9.5 million, or 27.5%, compared to $34.5 million for the nine months ended September 30, 2020. The increase was primarily driven by investments in digital operations and data and analytics.
Interest Expense, Net
Interest expense, net was $92.0 million for the nine months ended September 30, 2021, a decrease of $14.3 million, or 13.5%, compared to $106.3 million for the nine months ended September 30, 2020 primarily due to lower levels of average outstanding borrowings under our debt obligations and the 2021 change in accounting related to our convertible notes (see Note 2 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information).

Interest expense, net consisted of the following for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	For the Nine Months Ended September 30,
	2021	2020	Change
Interest on debt obligations and unused line fees	$59,645	$76,345	$(16,700)
Interest on senior notes	16,982	—	16,982
Coupon interest on convertible notes	9,057	14,045	(4,988)
Amortization of convertible notes discount	—	8,852	(8,852)
Amortization of loan fees and other loan costs	7,053	7,859	(806)
Interest income	(750)	(782)	32
Interest expense, net	$91,987	$106,319	$(14,332)
Foreign Currency Exchange Gain
Foreign currency exchange gains were $0.1 million for the nine months ended September 30, 2021, compared to foreign currency exchange gains of $3.0 million for the nine months ended September 30, 2020. In any given period, we may incur foreign currency exchange gains or losses from transactions in currencies other than the functional currency.
Income Tax Expense
Income tax expense was $41.9 million for the nine months ended September 30, 2021, an increase of $17.2 million, or 69.6%, compared to $24.7 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, our effective tax rate was 20.8%, compared to 15.9% for the nine months ended September 30, 2020. The increases in income tax expense and our effective tax rate were primarily due to higher income before taxes, which increased $45.2 million, or 29.0%, and a change in the mix of income between countries of operation. These increases were partially offset by changes in statutory foreign tax rates.

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

Purchase Price Multiples as of September 30, 2021 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple(5)
Americas and Australia Core
1996-2010	$1,078,219	$3,400,695	$20,886	315%	240%
2011	209,602	719,844	12,296	343%	245%
2012	254,076	652,359	13,851	257%	226%
2013	390,826	894,134	21,565	229%	211%
2014	404,117	859,487	34,155	213%	204%
2015	443,114	908,490	84,319	205%	205%
2016	455,767	1,112,953	174,608	244%	201%
2017	532,851	1,214,479	263,966	228%	193%
2018	653,975	1,396,690	350,509	214%	202%
2019	581,476	1,249,471	487,764	215%	206%
2020	435,668	931,651	572,004	214%	213%
2021	347,641	672,752	624,805	194%	194%
Subtotal	5,787,332	14,013,005	2,660,728
Americas Insolvency
1996-2010	606,395	1,382,652	604	228%	180%
2011	180,432	370,146	370	205%	155%
2012	251,395	392,933	94	156%	136%
2013	227,834	355,191	453	156%	133%
2014	148,420	219,081	1,760	148%	124%
2015	63,170	87,229	418	138%	125%
2016	91,442	117,105	2,878	128%	123%
2017	275,257	350,845	30,193	127%	125%
2018	97,879	131,527	42,766	134%	127%
2019	123,077	159,298	86,020	129%	128%
2020	62,130	85,128	67,104	137%	136%
2021	34,003	47,105	45,525	139%	139%
Subtotal	2,161,434	3,698,240	278,185
Total Americas and Australia	7,948,766	17,711,245	2,938,913
Europe Core
2012	20,409	42,267	—	207%	187%
2013	20,334	26,084	—	128%	119%
2014	773,811	2,240,031	502,932	289%	208%
2015	411,340	723,559	218,870	176%	160%
2016	333,090	561,613	256,468	169%	167%
2017	252,174	353,381	162,591	140%	144%
2018	341,775	527,899	304,855	154%	148%
2019	518,610	775,332	515,554	150%	152%
2020	324,119	554,041	433,847	171%	172%
2021	353,539	599,818	577,137	170%	170%
Subtotal	3,349,201	6,404,025	2,972,254
Europe Insolvency
2014	10,876	18,297	46	168%	129%
2015	18,973	29,009	1,157	153%	139%
2016	39,338	56,850	5,593	145%	130%
2017	39,235	49,180	12,650	125%	128%
2018	44,908	51,977	25,606	116%	123%
2019	77,218	102,011	58,984	132%	130%
2020	105,440	135,893	102,428	129%	129%
2021	23,485	29,676	27,003	126%	126%
Subtotal	359,473	472,893	233,467
Total Europe	3,708,674	6,876,918	3,205,721
Total PRA Group	$11,657,440	$24,588,163	$6,144,634
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
(4)For our non-U.S. amounts, ERC is presented at the September 30, 2021 exchange rate.
(5)The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of September 30, 2021 Amounts in thousands
Purchase Period	Cash Collections (1)	Portfolio Income (1)	Changes in Expected Recoveries (1)	Total Portfolio Revenue (1)	Net Finance Receivables as of September 30, 2021 (2)
Americas and Australia Core
1996-2010	$10,168	$6,227	$2,465	$8,692	$4,657
2011	6,086	3,717	1,223	4,940	1,995
2012	7,061	3,290	1,387	4,677	4,375
2013	12,948	6,289	(1,772)	4,517	7,857
2014	17,717	8,350	(3,773)	4,577	12,105
2015	28,449	15,707	(9,526)	6,181	33,589
2016	60,990	32,106	(115)	31,991	63,980
2017	105,643	48,701	10,228	58,929	118,667
2018	193,699	66,584	31,149	97,733	189,064
2019	232,297	92,750	26,418	119,168	265,681
2020	226,068	97,175	52,411	149,586	322,912
2021	48,048	33,002	(183)	32,819	331,622
Subtotal	949,174	413,898	109,912	523,810	1,356,504
Americas Insolvency
1996-2010	471	501	(15)	486	—
2011	162	196	(33)	163	—
2012	489	161	340	501	—
2013	647	379	268	647	—
2014	881	856	(32)	824	156
2015	1,046	471	(85)	386	238
2016	6,543	1,137	230	1,367	2,247
2017	34,514	6,501	2,351	8,852	26,108
2018	24,111	4,768	1,079	5,847	37,385
2019	28,538	6,855	(1,017)	5,838	74,558
2020	11,501	5,533	903	6,436	52,559
2021	1,582	1,448	229	1,677	33,916
Subtotal	110,485	28,806	4,218	33,024	227,167
Total Americas and Australia	1,059,659	442,704	114,130	556,834	1,583,671
Europe Core
2012	901	—	901	901	—
2013	532	—	533	533	—
2014	113,726	73,152	21,097	94,249	142,909
2015	39,404	20,653	(8,937)	11,716	112,919
2016	35,457	18,422	(1,387)	17,035	149,054
2017	27,247	9,083	(2,960)	6,123	111,143
2018	53,130	18,174	5,817	23,991	201,056
2019	93,839	28,871	9,890	38,761	347,599
2020	71,264	27,566	10,664	38,230	263,916
2021	23,248	8,152	3,645	11,797	342,204
Subtotal	458,748	204,073	39,263	243,336	1,670,800
Europe Insolvency
2014	242	97	76	173	21
2015	1,342	544	43	587	853
2016	4,783	1,388	226	1,614	4,301
2017	7,236	1,056	249	1,305	11,426
2018	8,846	1,750	(748)	1,002	22,699
2019	18,390	4,353	1,070	5,423	49,581
2020	26,073	6,845	2,045	8,890	84,688
2021	2,751	904	1,150	2,054	21,899
Subtotal	69,663	16,937	4,111	21,048	195,468
Total Europe	528,411	221,010	43,374	264,384	1,866,268
Total PRA Group	$1,588,070	$663,714	$157,504	$821,218	$3,449,939
(1)For our non-U.S. amounts, amounts are presented using the average exchange rates during the current reporting period.
(2)For our non-U.S. amounts, Net Finance Receivables are presented at the September 30, 2021 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.

Cash Collections by Year, By Year of Purchase (1) as of September 30, 2021 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total
Americas and Australia Core
1996-2010	$1,078.2	$1,990.5	$367.1	$311.5	$228.4	$157.7	$109.3	$70.2	$46.0	$34.4	$28.4	$18.8	$10.2	$3,372.5
2011	209.6	—	62.0	174.5	152.9	108.5	73.8	48.7	32.0	21.6	16.6	10.9	6.1	707.6
2012	254.1	—	—	56.9	173.6	146.2	97.3	60.0	40.0	27.8	17.9	11.8	7.1	638.6
2013	390.8	—	—	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	23.2	12.9	872.5
2014	404.1	—	—	—	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	17.7	817.7
2015	443.1	—	—	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	28.4	827.1
2016	455.8	—	—	—	—	—	—	138.7	256.5	194.6	140.6	105.9	61.0	897.3
2017	532.9	—	—	—	—	—	—	—	107.3	278.7	256.5	192.5	105.6	940.6
2018	654.0	—	—	—	—	—	—	—	—	122.7	361.9	337.7	193.7	1,016.0
2019	581.5	—	—	—	—	—	—	—	—	—	143.8	349.0	232.3	725.1
2020	435.7	—	—	—	—	—	—	—	—	—	—	133.0	226.1	359.1
2021	347.6	—	—	—	—	—	—	—	—	—	—	—	48.1	48.1
Subtotal	5,787.4	1,990.5	429.1	542.9	656.5	752.9	844.8	837.1	860.8	945.0	1,141.5	1,271.9	949.2	11,222.2
Americas Insolvency
1996-2010	606.4	390.9	261.2	270.4	231.0	158.9	51.2	8.6	4.6	2.5	1.4	0.8	0.5	1,382.0
2011	180.4	—	15.2	66.4	82.8	85.8	76.9	36.0	3.7	1.6	0.7	0.5	0.2	369.8
2012	251.4	—	—	17.4	103.6	94.1	80.1	60.7	29.3	4.3	1.9	0.9	0.5	392.8
2013	227.8	—	—	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	1.3	0.6	354.7
2014	148.4	—	—	—	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	0.9	217.3
2015	63.2	—	—	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.0	86.8
2016	91.4	—	—	—	—	—	—	18.9	30.4	25.0	19.9	14.4	6.5	115.1
2017	275.3	—	—	—	—	—	—	—	49.1	97.3	80.9	58.8	34.5	320.6
2018	97.9	—	—	—	—	—	—	—	—	6.7	27.4	30.5	24.1	88.7
2019	123.1	—	—	—	—	—	—	—	—	—	13.3	31.4	28.5	73.2
2020	62.1	—	—	—	—	—	—	—	—	—	—	6.6	11.5	18.1
2021	34.0	—	—	—	—	—	—	—	—	—	—	—	1.7	1.7
Subtotal	2,161.4	390.9	276.4	354.2	469.9	458.4	344.2	249.8	222.4	207.9	180.9	155.3	110.5	3,420.8
Total Americas and Australia	7,948.8	2,381.4	705.5	897.1	1,126.4	1,211.3	1,189.0	1,086.9	1,083.2	1,152.9	1,322.4	1,427.2	1,059.7	14,643.0
Europe Core
2012	20.4	—	—	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	1.2	0.9	39.2
2013	20.3	—	—	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.7	0.5	23.8
2014	773.8	—	—	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	113.7	1,555.1
2015	411.3	—	—	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	39.4	473.0
2016	333.1	—	—	—	—	—	—	40.4	78.9	72.6	58.0	48.3	35.5	333.7
2017	252.2	—	—	—	—	—	—	—	17.9	56.0	44.1	36.1	27.2	181.3
2018	341.8	—	—	—	—	—	—	—	—	24.3	88.7	71.2	53.1	237.3
2019	518.6	—	—	—	—	—	—	—	—	—	47.9	125.7	93.8	267.4
2020	324.1	—	—	—	—	—	—	—	—	—	—	32.4	71.3	103.7
2021	353.6	—	—	—	—	—	—	—	—	—	—	—	23.3	23.3
Subtotal	3,349.2	—	—	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.1	519.7	458.7	3,237.8
Europe Insolvency
2014	10.9	—	—	—	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.2	16.5
2015	19.0	—	—	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.3	25.3
2016	39.3	—	—	—	—	—	—	6.2	12.7	12.9	10.7	7.9	4.8	55.2
2017	39.2	—	—	—	—	—	—	—	1.2	7.9	9.2	9.8	7.2	35.3
2018	44.9	—	—	—	—	—	—	—	—	0.6	8.4	10.3	8.8	28.1
2019	77.2	—	—	—	—	—	—	—	—	—	5.1	21.1	18.4	44.6
2020	105.4	—	—	—	—	—	—	—	—	—	—	6.1	26.1	32.2
2021	23.5	—	—	—	—	—	—	—	—	—	—	—	2.8	2.8
Subtotal	359.4	—	—	—	—	—	7.3	14.5	22.1	28.8	38.8	58.9	69.6	240.0
Total Europe	3,708.6	—	—	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	578.6	528.3	3,477.8
Total PRA Group	$11,657.4	$2,381.4	$705.5	$908.7	$1,142.5	$1,378.6	$1,539.6	$1,492.0	$1,512.3	$1,625.1	$1,841.3	$2,005.8	$1,588.0	$18,120.8
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

Estimated remaining collections
The following chart shows our ERC of $6,144.6 million at September 30, 2021 by geographical region (amounts in millions).
The following chart shows our ERC by year for the 12 month periods ending September 30 in each of the years represented below. The forecast amounts reflect our estimate at September 30, 2021 of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollars at the September 30, 2021 exchange rate (amounts in millions).
Seasonality
Although 2021 and 2020 have deviated from usual seasonal patterns due to the impact of the COVID-19 pandemic, typically cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.

Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated (amounts in thousands).

Cash Collections by Geography and Type
	2021			2020				2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas and Australia Core	$276,691	$324,845	$347,638	$286,524	$336,322	$343,269	$305,780	$276,639
Americas Insolvency	37,464	37,768	35,253	36,048	37,344	38,685	43,210	40,801
Europe Core	151,625	157,637	149,486	141,471	131,702	115,145	131,340	126,649
Europe Insolvency	22,574	23,579	23,510	17,830	13,971	12,841	14,243	12,520
Total Cash Collections	$488,354	$543,829	$555,887	$481,873	$519,339	$509,940	$494,573	$456,609
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands).

Cash Collections by Source - Core Portfolios Only
	2021			2020				2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Call Center and Other Collections	$298,717	$338,022	$355,043	$296,865	$325,898	$319,236	$288,596	$262,570
External Legal Collections	54,445	61,836	65,613	58,481	68,861	70,310	75,699	70,867
Internal Legal Collections	75,154	82,624	76,468	72,649	73,265	68,868	72,825	69,851
Total Core Cash Collections	$428,316	$482,482	$497,124	$427,995	$468,024	$458,414	$437,120	$403,288
Collections Productivity (U.S. Portfolio)
The following tables displays a collections productivity measure for our U.S. Portfolios for the periods indicated.

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2021	2020	2019	2018	2017
First Quarter	$279	$172	$139	$121	$161
Second Quarter	270	263	139	101	129
Third Quarter	242	246	124	107	125
Fourth Quarter	—	204	128	104	112
(1)Represents total cash collections less internal legal cash collections, external legal cash collections, and insolvency cash collections from trustee-administered accounts.

Cash Efficiency Ratio
The following table displays our cash efficiency for the periods indicated.

Cash Efficiency Ratio (1)
	2021	2020	2019
First Quarter	68.0%	61.5%	59.2%
Second Quarter	66.8	68.7	60.4
Third Quarter	62.4	65.6	60.2
Fourth Quarter	—	61.9	59.7
Full Year	—	64.5	59.9
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.

Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2011. It includes the acquisition date finance receivable portfolios that were acquired through our business acquisitions. The 2021 totals represent portfolio acquisitions through the nine months ended September 30, 2021 while the prior year totals are for the full year.
The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands).

Portfolio Acquisitions by Geography and Type
	2021			2020				2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas and Australia Core	$162,451	$98,901	$88,912	$67,460	$84,139	$110,474	$172,697	$118,153
Americas Insolvency	9,878	14,642	9,486	12,504	14,328	14,527	20,772	22,650
Europe Core	212,194	106,134	44,095	137,647	74,930	34,247	60,990	218,919
Europe Insolvency	7,424	—	16,468	72,171	4,203	5,251	18,778	42,613
Total Portfolio Acquisitions	$391,947	$219,677	$158,961	$289,782	$177,600	$164,499	$273,237	$402,335
Portfolio Acquisitions by Stratification (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 58 million customer accounts in the U.S (amounts in thousands).

U.S. Portfolio Acquisitions by Major Asset Type
	2021						2020
	Q3		Q2		Q1		Q4		Q3
Major Credit Cards	$46,888	48.9%	$43,229	38.9%	$28,230	31.1%	$22,500	28.9%	$23,322	25.7%
Private Label Credit Cards	42,249	44.1	52,475	47.3	50,180	55.4	48,335	62.1	60,331	66.5
Consumer Finance	6,081	6.3	12,555	11.3	11,861	13.1	5,978	7.6	6,333	7.0
Auto Related	668	0.7	2,741	2.5	381	0.4	1,081	1.4	680	0.8
Total	$95,886	100.0%	$111,000	100.0%	$90,652	100.0%	$77,894	100.0%	$90,666	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2021						2020
	Q3		Q2		Q1		Q4		Q3
Fresh (1)	$21,511	25.0%	$29,031	30.1%	$21,502	26.4%	$21,985	33.6%	$25,236	33.1%
Primary (2)	560	0.7	431	0.4	1,360	1.7	1,002	1.5	5,187	6.8
Secondary (3)	62,382	72.5	58,459	60.7	50,546	62.1	41,164	63.0	44,534	58.3
Other (4)	1,555	1.8	8,437	8.8	8,050	9.8	1,239	1.9	1,381	1.8
Total Core	86,008	100.0%	96,358	100.0%	81,458	100.0%	65,390	100.0%	76,338	100.0%
Insolvency	9,878	—	14,642		9,194		12,504		14,328
Total	$95,886		$111,000		$90,652		$77,894		$90,666
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
The following table is a reconciliation of net income, as reported in accordance with GAAP, to Adjusted EBITDA for the last 12 months ("LTM") as of September 30, 2021 and for the year ended December 31, 2020 (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	LTM	For the Year Ended
	September 30, 2021	December 31, 2020
Net income attributable to PRA Group, Inc.	$178,680	$149,339
Adjustments:
Income tax expense	58,339	41,203
Foreign exchange losses/(gains)	895	(2,005)
Interest expense, net	127,380	141,712
Other expense (1)	(612)	1,049
Depreciation and amortization	17,491	18,465
Adjustment for net income attributable to noncontrolling interests	17,080	18,403
Recoveries applied to negative allowance less Changes in expected recoveries	993,192	968,362
Adjusted EBITDA	$1,392,445	$1,336,528
(1) Other expense reflects non-operating expenses.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our Debt to Adjusted EBITDA for the LTM as of September 30, 2021 and for the year ended December 31, 2020 (amounts in thousands):

Debt to Adjusted EBITDA
	LTM		For the Year Ended
	September 30, 2021		December 31, 2020
Borrowings	$2,520,903		$2,661,289
Adjusted EBITDA	$1,392,445		$1,336,528
Debt to Adjusted EBITDA	1.81	x	1.99	x
Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of September 30, 2021, cash and cash equivalents totaled $56.5 million. Of the cash and cash equivalent balance as of September 30, 2021, $46.0 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.

At September 30, 2021, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit (2)	$120,850	$959,372	$414,399
European revolving credit	957,554	432,446	349,400
Term loan	462,500	—	—
Senior Notes	650,000	—	—
Convertible Notes	345,000	—	—
Less: Debt discounts and issuance costs	(15,001)	—	—
Total	$2,520,903	$1,391,818	$763,799
(1) Available borrowings after calculation of current borrowing base and debt covenants.
(2) Includes North American revolving credit facility and Colombian revolving credit facility.
An additional funding source for our Europe operations is interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $136.7 million as of September 30, 2021). Interest-bearing deposits as of September 30, 2021 were $132.6 million.
We determined that we were in compliance with the covenants of our financing arrangements as of September 30, 2021.
We have the ability to slow the purchase of finance receivables if necessary, and use the net cash flow generated from our cash collections from our existing finance receivables to temporarily service our debt and fund existing operations.
Contractual obligations over the next year are primarily related to purchase commitments. As of September 30, 2021, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $873.7 million, of which $871.8 million is due within the next 12 months. The $873.7 million is comprised of $323.1 million for the Americas and Australia and $550.6 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
Additionally, of our $2.5 billion borrowings at September 30, 2021, estimated interest, unused fees and principal payments for the next 12 months are approximately $107.8 million, of which, $10.9 million relates to principal. Our principal payment obligations related to debt maturities occur within two to eight years as our European credit facility expires in February 2023, our convertible notes mature in June 2023, our senior notes mature in September 2025 and October 2029 and our North American revolving credit and term loan expire in July 2026.
On July 29, 2021, our Board of Directors approved a $150.0 million share repurchase program. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, through block transactions, or other methods subject to market and/or other conditions and applicable regulatory regulations. We expect to make repurchases using cash on hand and to retire shares repurchased. We are not obligated to repurchase any specified amount of shares and, at our discretion and subject to compliance with applicable laws, the repurchase program may be modified suspended or discontinued at any time. During the three months ended September 30, 2021, we repurchased 1,796,874 shares of our common stock for approximately $73.8 million. For more information, see Item 2 included in Part II of this Quarterly Report.
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
For more information, see Note 7 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cash Flows Analysis
The following table summarizes our cash flow activity for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 (amounts in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$38,283	$131,359	$(93,076)
Investing activities	123,831	172,467	(48,636)
Financing activities	(216,662)	(305,866)	89,204
Effect of exchange rate on cash	(5,202)	(16,610)	11,408
Net decrease in cash and cash equivalents	$(59,750)	$(18,650)	$(41,100)
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
Net cash provided by operating activities decreased $93.1 million during the nine months ended September 30, 2021, mainly driven by lower cash collections recognized as portfolio income, the impact of foreign currency transactions and higher cash paid for operating expenses partially offset by lower cash paid for income taxes.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects purchases of nonperforming loans.
Cash provided by investing activities decreased $48.6 million during the nine months ended September 30, 2021, primarily driven by a $46.9 million increase in purchases of investments largely due to the purchase of additional government securities during the second quarter of 2021.
Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Cash used in financing activities decreased $89.2 million during the nine months ended September 30, 2021 primarily driven by a $287.4 million payment on convertible notes in the third quarter of 2020 and an increase of $21.6 million in contributions from noncontrolling interests partially offset by a $148.9 million increase in net principal payments on lines of credit and $73.8 million of repurchases of our common stock.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $46.0 million and $97.0 million as of September 30, 2021 and December 31, 2020, respectively. Refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.5 billion as of September 30, 2021. Based on our debt structure at September 30, 2021, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would increase by an estimated $0.8 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $4.3 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at September 30, 2021. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended September 30, 2021, we generated $106.6 million of revenues from operations outside the U.S. and used 12 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of September 30, 2021, refer to Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On July 29, 2021, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its outstanding common stock.
The following table provides information about the Company's common stock purchased during the third quarter of 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Remaining Purchase Price for Share Repurchases Under the Program (1)
Period
July 1, 2021 to July 31, 2021	—	$—	—	$150,000
August 1, 2021 to August 31, 2021	803,293	40.65	803,293	117,345
September 1, 2021 to September 30, 2021	993,581	41.46	993,581	76,153
Total	1,796,874	$41.10	1,796,874	$76,153
(1) Dollars in thousands.
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
4.4
First Supplemental Indenture dated as of March 31, 2021 between PRA Group, Inc. and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed August 05, 2021 (File No. 000-50058).

4.5
Indenture dated as of August 27, 2020 among PRA Group Inc., the domestic subsidiaries of PRA Group Inc., party thereto and Regions Bank as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 1, 2020 (File No. 000-50058)).

4.6
Indenture dated as of September 22, 2021 among PRA Group Inc., the domestic subsidiaries of PRA Group Inc., party thereto and Regions Banks, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 24, 2021 (Filed No. 000-50058)).

4.7
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

10.3
Fourth Amendment to the Credit Agreement dated July 30, 2021, by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto,Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (filed herewith).

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

PRA Group, Inc.
(Registrant)

November 8, 2021	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2021	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)