Form 10-K
period 2021-12-31
PRA GROUP INC
filed 2022-03-01
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 was $1,730,201,484 based on the $38.47 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant's Common Stock outstanding as of February 23, 2022 was 40,685,522.
Documents incorporated by reference
Portions of the Registrant's definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
•our inability to collect sufficient amounts on our nonperforming loans to fund our operations, including as a result of restrictions imposed by local, state, federal and international laws and regulations;
•changes in accounting standards and their interpretations;
•the recognition of significant decreases in our estimate of future recoveries on nonperforming loans;
•the occurrence of goodwill impairment charges;
•loss contingency accruals that are inadequate to cover actual losses;
•our inability to manage risks associated with our international operations;
•changes in local, state, federal or international laws or the interpretation of these laws, including tax, bankruptcy and collection laws;
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
•our inability to retain, expand, renegotiate or replace our credit facilities and our inability to comply with the covenants under our financing arrangements;
•our inability to manage effectively our capital and liquidity needs, including as a result of changes in credit or capital markets;
•changes in interest or exchange rates;
•default by or failure of one or more of our counterparty financial institutions;
•uncertainty about the transition from the London Inter-Bank Offer Rate ("LIBOR");
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
Our primary business is the purchase, collection and management of portfolios of nonperforming loans. The accounts we purchase are primarily the unpaid obligations of individuals owed to credit originators, which include banks and other types of consumer, retail and auto finance companies. We purchase portfolios of nonperforming loans at a discount in two broad categories: Core and Insolvency. Our Core operation specializes in purchasing and collecting nonperforming loans, which we purchased since either the credit originators and/or other third-party collection agencies have been unsuccessful in collecting the full balance owed. Our Insolvency operation consists primarily of purchasing and collecting on nonperforming loan accounts where the customer is involved in a bankruptcy proceeding or the equivalent in some European countries. We also provide fee-based services on class action claims recoveries and by servicing consumer bankruptcy accounts in the United States ("U.S.").
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
We have one reportable segment based on similarities among the operating segments, including the nature of the products and services, the nature of the production processes, the types or classes of customers for our products and services, the methods used to distribute our products and services and the nature of the regulatory environment.
For discussion of COVID-19, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.
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
We purchase portfolios of nonperforming loans from credit originators through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of nonperforming loans and will seek purchase prices from specifically invited bidders. In a privately negotiated sale process, the credit originator will contact one or more purchasers directly, receive a bid and negotiate the terms of sale. In either case, typically, invited purchasers will have already successfully completed a qualification process that can include the seller's review of any or all of the following: the purchaser's experience, reputation, financial standing, operating procedures, business practices and compliance oversight.
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
Legal Recovery - Core Portfolios
An important component of our collections effort involves our legal recovery operations and the judicial collection of balances from customers who, in general, we believe have the ability, but not the willingness, to resolve their obligations. There are some markets in which the collection process follows a prescribed, time-sensitive and sequential set of legal actions, but in the majority of instances, we use models and analysis to select those accounts reflecting a high propensity to pay in a legal environment. Depending on the characteristics of the account and the applicable local collection laws, we determine whether to commence legal action to judicially collect on the account. The legal process can take an extended period of time and can be costly, but when accounts are selected properly, it usually generates net cash collections that likely would not have been realized otherwise. We use a combination of internal staff (attorney and support) and external staff to pursue legal collections under certain circumstances, as we deem appropriate.
Insolvency Operations
Accounts that are in an insolvent or bankrupt status are managed by our insolvency operations team. These accounts fall under insolvency plans ranging from Individual Voluntary Arrangements ("IVAs") and Trust Deeds in the United Kingdom ("UK"), to Consumer Proposals in Canada, to various forms of bankruptcy plans in the U.S., Canada, Germany and the UK. We file claims or claim transfers securing our creditor rights in plans, and actively manage these accounts through the entire life cycle of the insolvency proceeding to ensure that we participate in any distributions to creditors. The accounts we manage are derived from two sources: (1) our purchased portfolios of insolvent nonperforming loans and (2) our Core purchased portfolios of nonperforming loans where our customers filed for protection under the insolvency or bankruptcy laws after being purchased by us. We purchase these types of accounts in the U.S., Canada, Germany and the UK.
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
Seasonality
Although the years ended December 31, 2021 and 2020 deviated from usual seasonal patterns due to the impact of COVID-19, as discussed under "COVID-19" in Item 7 of this Form 10-K, typically cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds and holiday spending habits.

Competition
Competition is derived from both third-party contingent fee collection agencies and purchasers of debt that manage their own nonperforming loans or outsource such servicing. Regulatory complexity and burdens, combined with seller preference for experienced portfolio purchasers, create significant barriers to successful entry for new competitors particularly in the U.S. While both remain competitive, the contingent fee industry is more fragmented than the purchased portfolio industry.
We compete in our purchase of nonperforming loans on the basis of price, reputation, industry experience and performance. We believe that our competitive strengths include our disciplined and proprietary underwriting process, the extensive data set we have developed since our founding in 1996, our ability to bid on portfolios at appropriate prices, our capital position, our reputation from previous portfolio purchase transactions, our ability to close transactions in a timely fashion, our strong relationships with credit originators, our team of well-trained collectors who provide quality customer service while complying with applicable collection laws and our ability to efficiently and effectively collect on various asset types.
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
•International data protection and privacy laws, which include relevant country specific legislation in the UK and other European countries where we operate that regulate the processing of information relating to individuals, including the obtaining, holding, use or disclosure of such information; the Personal Information Protection and Electronic Documents Act, which aims to protect personal information that is collected, used or disclosed in certain circumstances for purposes of electronic commerce in Canada; and the GDPR, which regulates the processing and free movement of personal data within the European Union ("EU") and transfer of such data outside the EU.
•Consumer Credit Act 1974 (and its related regulations), Unfair Terms in Consumer Contracts Regulations of 1999 and the Financial Conduct Authority's consumer credit conduct of business rules, which apply to our UK operations and govern consumer credit agreements.
In addition, certain of our EU subsidiaries are subject to capital adequacy, liquidity and other requirements imposed by regulators, such as the Swedish Financial Supervisory Authority.
Human Capital
As of December 31, 2021, we employed 3,446 full-time equivalents globally across 18 countries, with approximately 74% of our workforce distributed across the Americas and Australia and 26% in Europe. Our employees share a common set of values and commitments that define how we treat each other, how we relate to our customers and the responsibilities we have to shareholders, regulators, clients and others. We refer to this shared set of values as C.A.R.E.S, which stands for Committed, Accountable, Respectful, Ethical and Successful. These values are intended to foster a high performing workforce and sense of belonging by working together to build an equitable and inclusive culture where employees can be themselves, to be their best.
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
Available Information
We make available on or through our website, www.pragroup.com, certain reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act ("SEC Filings"). We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at: www.sec.gov.
The information contained on, or that can be accessed through our website, is not, and shall not be deemed to be a part of this Form 10-K or incorporated into any of our other SEC Filings.
Reports filed with, or furnished to, the SEC are also available free of charge upon request by contacting our corporate office at:
PRA Group, Inc.
Attn: Investor Relations
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502

Item 1A. Risk Factors.
You should carefully read the following discussion of material factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Form 10-K. The events and consequences discussed in these risk factors could materially and adversely affect our business, operating results, liquidity and financial condition. While we believe we have identified and discussed below the material risk factors affecting our business, these risk factors do not identify all the risks we face, and there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may have an adverse effect on our business, performance or financial condition in the future.
Operational and Industry Risks
The continuation of the COVID-19 pandemic could have an adverse effect on our business, results of operations and financial results.
We cannot predict the extent to which the continuing COVID-19 pandemic, including the evolution of its variants, will impact our business, results of operations and financial results due to numerous evolving factors such as the extent to which available vaccines will be effective against variants of COVID-19. However, the continuation or worsening of the COVID-19 pandemic could adversely affect our business, results of operations and financial results if:
•the negative impacts to the economic and inflationary environment resulting from the pandemic worsen or continue throughout 2022;
•political, legal and regulatory actions and policies in response to the pandemic prevent us from performing our collection activities or result in material increases in our costs to comply with such laws and regulations;
•consumers respond to ongoing developments from the COVID-19 pandemic by failing to pay amounts owed to us as a result of factors that impact their ability to make payments;
•we are unable to maintain staffing levels necessary to operate our business due to the continued spread of COVID-19 and its variants causing employees to be unable or unwilling to work;
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
Our performance may be adversely affected by economic, political or inflationary conditions in any market in which we operate. These conditions could include regulatory developments, changes in global or domestic economic policy, legislative changes, and any sovereign debt crises experienced in several European countries. Deterioration in economic conditions, or a significant rise in inflation could cause personal bankruptcy and insolvency filings to increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our business and financial results.
If global credit market conditions and the stability of global banks deteriorate, the amount of consumer or commercial lending and financing could be reduced, thus reducing the volume of nonperforming loans available for purchase, which could adversely affect our business, financial results and ability to succeed in international markets.
Other economic factors that could influence our performance include the financial stability of the lenders on our credit facilities and our access to capital and credit. For example, deterioration in the financial markets, including as a result of the COVID-19 pandemic, could contribute to the insolvency of lending institutions, notably those providing our credit facilities, or the tightening of credit markets, which could make it difficult or impossible for us to obtain credit on favorable terms. These and other economic factors could have an adverse effect on our financial condition and results of operations.
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
•sales of nonperforming loan portfolios by credit originators; and
•competitive factors affecting potential purchasers and credit originators of nonperforming loans.
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

Our principal business consists of purchasing and collecting nonperforming loans that consumers or others have failed to pay. The credit originators have typically made numerous attempts to recover on their accounts, often using a combination of in-house recovery efforts and third-party collection agencies. These nonperforming loans are difficult to collect, and we may not collect a sufficient amount to cover our investment and the costs of running our business.
Our collections may decrease if certain types of insolvency proceedings and bankruptcy filings involving liquidations increase.
Various economic trends and potential changes to existing legislation may contribute to an increase in the amount of personal bankruptcy and insolvency filings. Under certain of these filings, a debtor's assets may be sold to repay creditors, but because most of the accounts we collect through our collections operations are unsecured, we typically would not be able to collect on those accounts. Although our insolvency collections business could benefit from an increase in personal bankruptcies and insolvencies, we cannot ensure that our collections operations business would not decline with an increase in personal insolvencies or bankruptcy filings or changes in related regulations or practices. If our actual collection experience with respect to a nonperforming or insolvent bankrupt accounts are significantly lower than the total amount we projected when we acquired the portfolio, our financial condition and results of operations could be adversely impacted.
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
Additionally, new or pending international regulations, such as the EU Directive (2021/2167) on Credit Servicers and Credit Purchasers and the Financial Conduct Authority’s Consumer Duty proposals, could adversely affect our operations in Europe once they are effective and require implementation.
Legal and Regulatory Risks
Our ability to collect and enforce our nonperforming loans may be limited under federal, state and international laws, regulations and policies.
Our operations are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which we operate. U.S. federal and state laws, and the laws and regulations of the international countries in which we operate, may limit our ability to collect on and enforce our rights with respect to our nonperforming loans regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on nonperforming loans we acquire if the credit issuer previously failed to comply with applicable laws in generating or servicing those accounts. Collection laws and regulations also directly apply to our business. Such laws and regulations are extensive and subject to change. A variety of state, federal and international laws and regulations govern the collection, use, retention, transmission, sharing and security of consumer data. Consumer protection and privacy protection laws, changes in the ways that existing rules or laws are interpreted or enforced and any procedures that may be implemented as a result of regulatory consent orders may adversely affect our ability to collect on our nonperforming loans and adversely affect our business. Our failure to comply with laws or regulations applicable to us could limit our ability to collect on our nonperforming loans, which could reduce our profitability and adversely affect our business.
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

In a number of jurisdictions, we must maintain licenses to purchase or own debt, and/or to perform debt recovery services and must satisfy related bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or adoption of new licensing requirements, could restrict our ability to collect in certain jurisdictions, subject us to increased regulation, increase our costs or adversely affect our ability to purchase, own and/or collect our nonperforming loans.
Some laws, among other things, also may limit the interest rate and the fees that a credit originator may impose on our consumers, limit the time in which we may file legal actions to enforce consumer accounts and require specific account information for certain collection activities. In addition, local requirements and court rulings in various jurisdictions may affect our ability to collect.
Regulations and statutes applicable to our industry further provide that, in some cases, consumers cannot be held liable for, or their liability may be limited with respect to, charges to their debit or credit card accounts that resulted from unauthorized use of their credit. These laws, among others, may limit our ability to recover amounts owing with respect to the nonperforming loans, whether or not we committed any wrongful act or omission in connection with the account.
If we fail to comply with any applicable laws and regulations discussed above, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or otherwise impact our ability to conduct collections efforts, which could adversely affect our business, results of operations and financial condition.
Investigations, reviews or enforcement actions by governmental authorities may result in changes to our business practices; negatively impact our nonperforming loan portfolio acquisition volume; make collection of nonperforming loans more difficult; or expose us to the risk of fines, penalties, restitution payments and litigation.
Our debt collection activities and business practices are subject to review from time to time by various governmental authorities and regulators, including the CFPB, which may commence investigations, reviews or enforcement actions targeted at businesses in the financial services industry. These investigations or reviews may involve individual consumer complaints or our debt collection policies and practices generally. Such investigations or reviews could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures that could have an adverse effect on our financial position. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), recover costs, and impose monetary penalties (ranging from $5,000 per day to over $1 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and other state regulators to bring civil actions to remedy violations under state law. Governmental authorities could also request or seek to require us to cease certain practices or institute new practices. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, harm our ability to conduct business with industry participants, and result in financial institutions reducing or eliminating sales of nonperforming loan portfolios to us which would harm our business and negatively impact our results of operations. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management's full attention from our business operations. All of these factors could have an adverse effect on our business, results of operations and financial condition.
The CFPB has issued civil investigative demands ("CIDs") to many companies that it regulates, including PRA Group, and periodically examines practices regarding the collection of consumer debt. As previously reported in our Current Report on Form 8-K filed on September 9, 2015, Portfolio Associates, LLC ("PRA"), our wholly owned subsidiary, entered into a consent order with the CFPB effective September 9, 2015 settling a previously disclosed investigation of certain debt collection practices of PRA (the "Consent Order"). As further discussed in the "Litigation and Regulatory Matters" section of Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K, we are in discussions with the CFPB regarding CIDs and requests for information issued by the CFPB to us related to our compliance with the Consent Order and applicable law. Although we believe we have implemented the requirements of the Consent Order, there can be no assurance that additional litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, results of operations and financial condition.

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
We may incur a substantial amount of debt in the future. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2021, we had total consolidated indebtedness of approximately $2.6 billion, all of which, except for $345.0 million outstanding principal amount of our 3.50% Convertible Notes due 2023 (the "2023 Notes"), $300.0 million outstanding principal amount of our 7.375% Senior Notes due 2025 (the "2025 Notes"), and $350.0 million outstanding principal amount of our 5.00% Senior Notes due 2029 (the "2029 Notes" and together with the 2025 Notes, the "Senior Notes"), was secured indebtedness. In addition, as of December 31, 2021, we had total committed revolving borrowing capacity of $1.3 billion available under our credit facilities, all of which if borrowed would be secured indebtedness. Considering borrowing base restrictions and other covenants, the amount available to be borrowed under our credit facilities would have been $624.7 million as of December 31, 2021. Our management team will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of any new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets and the Company as a whole, to generate cash flow to cover the expected debt service.
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
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings, under credit facilities or otherwise, in an amount sufficient to enable us to repay our indebtedness, repurchase our 2023 Notes upon a fundamental change or settle conversions in cash, repurchase our Senior Notes upon a change of control or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, at or before its scheduled maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements. Our ability to access additional future borrowings could be negatively impacted as a result of the impact of the COVID-19 pandemic on the global debt and capital markets.
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
Our credit facilities and the indentures that govern our 2023 Notes and our Senior Notes contain financial and other restrictive covenants, including restrictions on how we operate our business and our ability to pay dividends to our stockholders. These restrictions may interfere with our ability to engage in other necessary or desirable business activities, which could materially affect our business, financial condition or results of operations.
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
Uncertainty about the transition from LIBOR may adversely affect our business.
LIBOR is used extensively in the U.S. and globally as a "benchmark" or "reference rate" for various types of investments, including derivatives contracts and adjustable-rate loans. Historically, these investments paid an interest rate based on, or their performance was otherwise tied to, LIBOR on the assumption that LIBOR’s fluctuating rate would be published regularly. However, the Financial Conduct Authority ceased publishing most LIBOR rates effective January 1, 2022 with an extension to June 30, 2023 for the remaining LIBOR rates. Although alternative reference rates have been proposed to replace LIBOR, market adoption of these rates varies across products, services and contracts, potentially leading to market fragmentation, reduced liquidity in the market and increased operational complexity. As a result, we have developed a plan to transition from LIBOR for applicable borrowings and derivative hedging agreements. Our borrowings and the operation of our derivative hedging agreements could be adversely impacted if our current plans for the transition from LIBOR are not effective or if the alternative reference rates we will rely on do not behave as expected.
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
Although we take preventive steps, including patching our systems and infrastructure, monitoring and blocking malicious traffic with intrusion and detection prevention systems, monitoring firewalls to safeguard critical business applications, conducting regular external and internal security penetrations testing and supervising third party providers that have access to our systems, our computer systems, software and network, may still be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. To date, interruptions of our systems and infrastructure resulting from cybersecurity incidents have been infrequent and have not had a material impact on operations. However, these measures, as well as our organization's increased awareness of our risk of a cybersecurity incident, do not guarantee that our business, reputation or financial results will not be impacted in a material adverse manner by such an incident. Should such a cybersecurity incident occur, we may be required to expend significant additional resources to notify affected consumers, modify our protective measures or to investigate and remediate vulnerabilities or other exposures. Additionally, we may be subject to fines, penalties, litigation costs and settlements and financial losses that may not be fully covered by our cybersecurity insurance.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and primary domestic operations facilities are located in Norfolk, Virginia. In addition, at December 31, 2021, we had 15 operational centers in the Americas and Australia (12 leased and three owned), and 11 in Europe (all leased).
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on Nasdaq Global Select Market under the symbol "PRAA." Based on information provided by our transfer agent and registrar, as of February 21, 2021, there were 46 holders of record.
Stock Performance
The following graph and subsequent table compare from December 31, 2016 to December 31, 2021, the cumulative stockholder returns assuming an initial investment of $100 in our common stock (PRAA), the stocks comprising the Nasdaq Financial 100 (IXF) and the stocks comprising the Nasdaq Global Market Composite Index (NQGM) at the beginning of the period. Any dividends paid during the five-year period are assumed to be reinvested.

	Ticker	2016	2017	2018	2019	2020	2021
PRA Group, Inc.	PRAA	$100	$85	$62	$93	$101	$128
Nasdaq Financial 100	IXF	$100	$115	$106	$137	$142	$181
Nasdaq Global Market Composite Index	NQGM	$100	$125	$117	$161	$265	$225
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022. Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of our common stock. We do not make or endorse any predictions as to our future stock performance.
Dividend Policy
Our Board of Directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends in the three years ended December 31, 2021; however, our Board of Directors may determine in the future to declare or pay dividends on our common stock. Our credit facilities and the indentures that govern our 2023 Notes, 2025 Notes and 2029 Notes contain financial and other restrictive covenants, including restrictions on how we operate our business and our ability to pay dividends to our stockholders. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on conditions then existing, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors may consider relevant.

Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans see Note 11 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Share Repurchase Programs
On July 29, 2021, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. On October 28, 2021, the Board of Directors approved an increase of $80.0 million to the existing share repurchase program for a total of $230.0 million. For more information, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Form 10-K.
The following table provides information about the Company's common stock purchased during the fourth quarter of the year ended December 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Remaining Purchase Price for Share Repurchases Under the Program (1)
Period
October 1, 2021 to October 31, 2021	427,103	$42.56	427,103	$137,977
November 1,2021 to November 30, 2021	710,100	43.67	710,100	106,969
December 1, 2021 to December 31, 2021	1,907,236	47.10	1,907,236	17,132
Total	3,044,439	$45.66	3,044,439	$17,132
(1) Dollars in thousands.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Objective
This discussion is from the perspective of management and is intended to help the reader understand our financial condition, cash flows and other changes in financial condition and results of operations. It should be read in conjunction with the financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. Additionally, this discussion includes material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of our future operating results or of our future financial condition.
Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans.
COVID-19
Since March 2020, we have been, and continue to be, impacted by the COVID-19 pandemic and its variants in all countries in which we operate. The on-going effects of COVID-19, continue to be difficult to predict due to various uncertainties including transmissibility, new variants, severity and duration. The global spread of COVID-19 continues to disrupt normal business operations and has had a negative impact on the economy and contributed to an inflationary environment.
In an effort to control the spread of COVID-19, the countries in which we operate continue to consider governmental, legal and regulatory actions as well as health and safety measures. We continue to monitor the impact on our business, operations and financial results and have taken steps to mitigate adverse effects wherever possible. These steps include communicating with regulators and government officials concerning legislation and regulations, enabling employees to work remotely and implementing social distancing in the workplaces that remain open.
Specific impacts on our business, results of operations and financial condition included:
•a continued increase in cash collections, which we believe to be acceleration of future payments. In the second half of 2021, we started to see cash collections return to more normalized levels; and
•a continued decrease in portfolio purchases in the U.S due to lower levels of bankruptcy filings and charge-offs.
Funds generated from operations, cash collections on nonperforming loan portfolios, existing cash, available borrowings under our revolving credit facilities, the addition of our Senior Notes and access to the capital markets have been sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and portfolio purchases during the pandemic. We continue to monitor the need to expand our access to credit to fund the aforementioned business activities.
Our analysis of the current and future impact of the COVID-19 pandemic on our operations is based on management’s constant monitoring of key data and information, including (1) changes in laws, regulations and governmental actions, (2) trends in the macroeconomic environment, consumer behavior and key operational metrics such as cash collections and (3) conditions in the nonperforming loan market. However, we cannot predict the full extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition due to the numerous evolving factors associated with the pandemic. See the "Risk Factors" in Item 1A of this Form 10-K.
Frequently Used Terms
We may use the following terminology throughout this Form 10-K:
•"Buybacks" refers to purchase price refunded by the seller due to the return of ineligible accounts.
•"Cash collections" refers to collections on our nonperforming loan portfolios.
•"Cash receipts" refers to cash collections on our nonperforming loan portfolios plus fee income.
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

•"Estimated remaining collections" or "ERC" refers to the sum of all future projected cash collections on our nonperforming loan portfolios.
•"Finance receivables" or "receivables" refers to the negative allowance for expected recoveries recorded on our balance sheet as an asset.
•"Insolvency" accounts or portfolios refer to accounts or portfolios of nonperforming loans that are in an insolvent status when we purchase them and as such are purchased as a pool of insolvent accounts. These accounts include IVAs, Trust Deeds in the UK, Consumer Proposals in Canada and bankruptcy accounts in the U.S., Canada, Germany and the UK.
•"Negative Allowance" refers to the present value of cash flows expected to be collected on our finance receivables.
•"Portfolio acquisitions" refers to all nonperforming loan portfolios acquired as a result of a purchase, but also includes portfolios added as a result of a business acquisition.
•"Portfolio purchases" refers to all nonperforming loan portfolios purchased in the normal course of business and excludes those added as a result of business acquisitions.
•"Portfolio income" reflects revenue recorded due to the passage of time using the effective interest rate calculated based on the purchase price of nonperforming loan portfolios and estimated remaining collections.
•"Purchase price" refers to the cash paid to a seller to acquire nonperforming loans.
•"Purchase price multiple" refers to the total estimated collections (as defined below) on our nonperforming loan portfolios divided by purchase price.
•"Recoveries" refers to cash collections plus buybacks and other adjustments.
•"Total estimated collections" or "TEC" refers to actual cash collections plus estimated remaining collections on our nonperforming loan portfolios.
Unless otherwise specified, references to 2021, 2020 and 2019 are for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. As of January 1, 2020 we adopted Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments-Credit Losses" ("ASC 326") on a prospective basis. Prior period amounts were accounted for under ASC Topic 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality. The following table sets forth Consolidated Income Statement amounts as a percentage of total revenues for the periods indicated (dollars in thousands):

	2021		2020		2019
Revenues:
Portfolio income	$875,327	79.9%	$984,036	92.4%	$—	—%
Changes in expected recoveries	197,904	18.1	69,297	6.5	—	—
Total portfolio revenue	1,073,231	98.0	1,053,333	98.9	—	—
Income recognized on finance receivables	—	—	—	—	998,361	98.2
Fee income	14,699	1.3	9,748	0.9	15,769	1.5
Other revenue	7,802	0.7	2,333	0.2	2,951	0.3
Total revenues	1,095,732	100.0	1,065,414	100.0	1,017,081	100.0

Net allowance charges	—	—	—	—	(24,025)	(2.4)

Operating expenses:
Compensation and employee services	301,981	27.6	295,150	27.7	310,441	30.5
Legal collection fees	47,206	4.3	53,758	5.1	55,261	5.4
Legal collection costs	78,330	7.1	101,635	9.5	134,156	13.2
Agency fees	63,140	5.8	56,418	5.3	55,812	5.5
Outside fees and services	92,615	8.5	84,087	7.9	63,513	6.2
Communication	42,755	3.9	40,801	3.8	44,057	4.3
Rent and occupancy	18,376	1.7	17,973	1.7	17,854	1.8
Depreciation and amortization	15,256	1.4	18,465	1.7	17,464	1.7
Other operating expenses	61,077	5.5	47,426	4.5	46,811	4.6
Total operating expenses	720,736	65.8	715,713	67.2	745,369	73.2
Income from operations	374,996	34.2	349,701	32.8	247,687	24.4
Other income and (expense):
Interest expense, net	(124,143)	(11.3)	(141,712)	(13.2)	(141,918)	(14.0)
Foreign exchange (loss)/ gain	(809)	(0.1)	2,005	0.2	11,954	1.2
Other	282	—	(1,049)	(0.2)	(364)	(0.1)
Income before income taxes	250,326	22.8	208,945	19.6	117,359	11.5
Income tax expense	54,817	5.0	41,203	3.9	19,680	1.9
Net income	195,509	17.8	167,742	15.7	97,679	9.6
Adjustment for net income attributable to noncontrolling interests	12,351	1.1	18,403	1.7	11,521	1.1
Net income attributable to PRA Group, Inc.	$183,158	16.7%	$149,339	14.0%	$86,158	8.5%

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020
Cash Collections
Cash collections for the years indicated were as follows (amounts in millions):

	2021	2020	$ Change	% Change
Americas and Australia Core	$1,206.9	$1,271.9	$(65.0)	(5.1)%
Americas Insolvency	147.3	155.3	(8.0)	(5.2)
Europe Core	614.6	519.7	94.9	18.3
Europe Insolvency	92.9	58.9	34.0	57.7
Total cash collections	$2,061.7	$2,005.8	$55.9	2.8%

Cash collections adjusted (1)	$2,061.7	$2,035.6	$26.1	1.3%
(1) Cash collections adjusted refers to 2020 cash collections translated using 2021 exchange rates.
Cash collections were $2,061.7 million in 2021, an increase of $55.9 million, or 2.8%, compared to $2,005.8 million in 2020. The increase was largely due to increased cash collections in Europe of $128.9 million, or 22.3%, primarily reflecting the impact from significant levels of portfolio purchases in the last few years. This increase was partially offset by a decrease of $40.1 million, or 10.7%, in U.S. legal cash collections reflecting a lower volume of accounts in the legal channel. Cash collections in our U.S. call center and other collections decreased by $14.3 million, or 1.9%, primarily due to the level of cash collections normalizing compared to elevated levels from the impact of excess consumer liquidity and government programs in response to the COVID-19 pandemic in 2020 and lower purchasing. Additionally, cash collections in Other Americas and Australia Core decreased $10.6 million, or 7.9%, and cash collections in Americas Insolvency decreased $8.0 million, or 5.2%, primarily due to the runoff of older portfolios.
Revenues
Revenue generation for the years indicated were as follows (amounts in thousands):

	2021	2020	$ Change	% Change
Portfolio income	$875,327	$984,036	$(108,709)	(11.0)%
Changes in expected recoveries	197,904	69,297	128,607	185.6
Total portfolio revenue	1,073,231	1,053,333	19,898	1.9
Fee income	14,699	9,748	4,951	50.8
Other revenue	7,802	2,333	5,469	234.4
Total revenues	$1,095,732	$1,065,414	$30,318	2.8%
Total Portfolio Revenue
Total portfolio revenues were $1,073.2 million in 2021, an increase of $19.9 million, or 1.9%, compared to $1,053.3 million in 2020. The increase reflects cash collections overperformance mostly offset by the net impact of forecast adjustments and, to a lesser extent, lower purchasing. We assumed that the majority of the cash collections overperformance was acceleration of future collections. We also increased near-term expected cash collections in certain geographies to reflect recent performance and trends in collections, and made corresponding reductions later in the forecast period.
Fee Income
Fee income was $14.7 million in 2021, an increase of $5.0 million, or 50.8%, compared to $9.7 million in 2020. The increase is primarily attributable to higher settlements during 2021 in our claims processing company, CCB.
Other Revenue
Other revenue was $7.8 million in 2021, an increase of $5.5 million compared to $2.3 million in 2020. The increase reflects a gain on sale from certain other assets during the first quarter of 2021.
Operating Expenses
Total operating expenses were $720.7 million in 2021, an increase of $5.0 million, or 0.7%, compared to $715.7 million in 2020.

Compensation and Employee Services
Compensation and employee service expenses were $302.0 million in 2021, an increase of $6.8 million, or 2.3%, compared to $295.2 million in 2020. The increase was primarily attributable to higher costs associated with additional headcount in Europe, unfavorable foreign exchange rates and increased stock based compensation expense, partially offset by a reduction of costs associated with lower average headcount in the U.S. call center workforce. Total full-time equivalents decreased 9.8% to 3,446 as of December 31, 2021 from 3,820 as of December 31, 2020.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $47.2 million in 2021, a decrease of $6.6 million, or 12.3%, compared to $53.8 million in 2020. The decrease was mainly due to lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $78.3 million in 2021, a decrease of $23.3 million, or 22.9%, compared to $101.6 million in 2020. The decrease was primarily due to lower levels of accounts placed into the legal channel in the U.S., primarily reflecting a shift in collections from the legal channel to our call centers and digital platforms. This decrease was partially offset by an increase in Europe reflecting higher recent purchases and muted levels of accounts placed into the legal channel during 2020 from the impact of the COVID-19 pandemic.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $63.1 million in 2021, an increase of $6.7 million, or 11.9%, compared to $56.4 million in 2020 primarily reflecting an increase in agency fees outside of the U.S. during the first half of the year.
Outside Fees and Services
Outside fees and services expenses were $92.6 million in 2021, an increase of $8.5 million, or 10.1%, compared to $84.1 million in 2020. The increase was primarily due to higher legal expenses.
Communication
Communication expenses primarily represent postage and telephone related expenses incurred as a result of our collection efforts. Communication expenses were $42.8 million in 2021, an increase of $2.0 million, or 4.9%, compared to $40.8 million in 2020. The increase mainly reflects higher postage costs due to our decision to delay mailing in 2020 in response to the COVID-19 pandemic.
Other
Other expenses were $61.1 million in 2021, an increase of $13.7 million, or 28.9%, compared to $47.4 million in 2020. The increase was primarily driven by investments in digital operations and data and analytics as well as higher software expenses.

Interest Expense, Net
Interest expense, net for the years indicated were as follows (amounts in thousands):

	2021	2020	$ Change	% Change
Interest on debt obligations and unused line fees (1)	$76,759	$96,979	$(20,220)	(20.8)%
Interest on senior notes	26,889	7,621	19,268	252.8
Coupon interest on convertible notes	12,075	17,064	(4,989)	(29.2)
Amortization of convertible notes discount	—	10,811	(10,811)	(100.0)
Amortization of loan fees and other loan costs	9,508	10,252	(744)	(7.3)
Interest income	(1,088)	(1,015)	(73)	7.2
Interest expense, net	$124,143	$141,712	$(17,569)	(12.4)%
(1) Excludes interest related to our Convertible Notes.
Interest expense, net was $124.1 million in 2021, a decrease of $17.6 million, or 12.4%, compared to $141.7 million in 2020 primarily due to lower levels of average outstanding borrowings under our debt obligations and the 2021 change in accounting related to our convertible notes. See Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Foreign Exchange (Loss)/Gain
Foreign exchange losses were $0.8 million in 2021 compared to foreign exchange gains of $2.0 million in 2020. In any given period, we may incur foreign currency exchange gains or losses from transactions in currencies other than the functional currency.
Income Tax Expense
Income tax expense was $54.8 million in 2021, an increase of $13.6 million, or 33.0%, compared to $41.2 million in 2020. The increase was primarily due to higher income before income taxes, which increased $41.4 million, or 19.8%, and a change in the mix of income between countries of operation. These increases were partially offset by a decrease in uncertain tax positions. In 2021 our effective tax rate was 21.9% compared to 19.7% in 2020.
Year Ended December 31, 2020 Compared To Year Ended December 31, 2019
Refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Form 10-K for a discussion of our 2020 results compared to our 2019 results.

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
Purchase price multiples can vary over time due to a variety of factors, including pricing competition, supply levels, age of the accounts acquired, and changes in our operational efficiency. For example, increased pricing competition during the 2005 to 2008 period negatively impacted purchase price multiples of our Core portfolio compared to prior years. Conversely, during the 2009 to 2011 period, additional supply occurred as a result of the economic downturn. This variance created unique and advantageous purchasing opportunities, particularly within the Insolvency market, relative to the prior four years. Purchase price multiples can also vary among types of finance receivables. For example, we generally incur lower collection costs on our Insolvency portfolio compared with our Core portfolio. This allows us, in general, to pay more for an Insolvency portfolio and experience lower purchase price multiples, while generating similar net income margins when compared with a Core portfolio.
When competition increases and/or supply decreases, pricing often becomes negatively impacted relative to expected collections, and effective interest rates tend to trend lower. The opposite tends to occur when competition decreases and/or supply increases.
Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing and lower net yields, this will generally lead to lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the accounts, which impact the cost to collect those accounts. Fresher accounts, for example, typically carry lower associated collection costs, while older accounts and lower balance accounts typically carry higher costs and, as a result, require higher purchase price multiples to achieve the same net profitability as fresher paper.
Revenue recognition under ASC 326 is driven by estimates of the amount and timing of collections. We record new portfolio acquisitions at the purchase price, which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, the annual pool is aggregated and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the effective interest rate is fixed at the amount we expect to collect discounted at the rate to equate purchase price to the recovery estimate. During the first year following purchase, we typically do not allow purchase price multiples to expand. Subsequent to the initial year, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of categories of portfolio segments and related geographies.

Purchase Price Multiples as of December 31, 2021 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple (5)
Americas and Australia Core
1996-2011	$1,287,821	$4,119,794	$27,874	320%	240%
2012	254,076	652,359	11,867	257%	226%
2013	390,826	894,234	17,955	229%	211%
2014	404,117	859,555	29,634	213%	204%
2015	443,114	910,077	79,134	205%	205%
2016	455,767	1,117,255	163,295	245%	201%
2017	532,851	1,215,524	240,172	228%	193%
2018	653,975	1,394,839	301,952	213%	202%
2019	581,476	1,257,641	434,423	216%	206%
2020	435,668	940,982	522,918	216%	213%
2021	435,846	833,624	748,852	191%	191%
Subtotal	5,875,537	14,195,884	2,578,076
Americas Insolvency
1996-2011	786,827	1,752,771	790	223%	174%
2012	251,395	393,018	67	156%	136%
2013	227,834	355,274	373	156%	133%
2014	148,420	219,141	1,583	148%	124%
2015	63,170	87,377	361	138%	125%
2016	91,442	116,498	1,468	127%	123%
2017	275,257	353,296	23,180	128%	125%
2018	97,879	134,417	38,130	137%	127%
2019	123,077	163,200	79,392	133%	128%
2020	62,130	86,107	63,473	139%	136%
2021	55,187	74,931	70,317	136%	136%
Subtotal	2,182,618	3,736,030	279,134
Total Americas and Australia	8,058,155	17,931,914	2,857,210
Europe Core
2012	20,409	42,579	—	209%	187%
2013	20,334	26,267	—	129%	119%
2014	773,811	2,239,932	460,391	289%	208%
2015	411,340	720,559	203,212	175%	160%
2016	333,090	561,569	243,437	169%	167%
2017	252,174	353,450	154,560	140%	144%
2018	341,775	527,012	287,725	154%	148%
2019	518,610	775,332	485,171	150%	152%
2020	324,119	553,951	410,322	171%	172%
2021	412,411	699,959	652,200	170%	170%
Subtotal	3,408,073	6,500,610	2,897,018
Europe Insolvency
2014	10,876	18,370	28	169%	129%
2015	18,973	29,002	892	153%	139%
2016	39,338	56,831	4,398	144%	130%
2017	39,235	49,287	10,641	126%	128%
2018	44,908	51,499	22,265	115%	123%
2019	77,218	102,095	53,796	132%	130%
2020	105,440	135,907	94,242	129%	129%
2021	53,230	71,526	66,095	134%	134%
Subtotal	389,218	514,517	252,357
Total Europe	3,797,291	7,015,127	3,149,375
Total PRA Group	$11,855,446	$24,947,041	$6,006,585
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
(4)For our non-U.S. amounts, ERC is presented at the December 31, 2021 exchange rate.
(5)The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information For the Year Ended December 31, 2021 Amounts in thousands
Purchase Period	Cash Collections (1)	Portfolio Income (1)	Changes in Expected Recoveries (1)	Total Portfolio Revenue (1)	Net Finance Receivables as of December 31, 2021 (2)
Americas and Australia Core
1996-2011	$20,819	$12,632	$5,346	$17,978	$6,433
2012	9,046	4,123	2,610	6,733	4,446
2013	16,657	7,520	1,613	9,133	8,763
2014	22,323	10,040	(742)	9,298	12,225
2015	34,938	19,582	(9,082)	10,500	31,412
2016	74,206	40,717	(1,395)	39,322	58,086
2017	129,962	61,776	11,275	73,051	108,433
2018	239,862	83,566	38,960	122,526	167,343
2019	289,779	117,189	34,744	151,933	240,112
2020	284,284	125,173	46,195	171,368	299,290
2021	85,003	61,842	(4,866)	56,976	408,212
Subtotal	1,206,879	544,160	124,658	668,818	1,344,755
Americas Insolvency
1996-2011	792	882	(73)	809	—
2012	601	188	425	613	—
2013	811	459	363	822	—
2014	1,118	1,108	(44)	1,064	148
2015	1,250	538	32	570	218
2016	7,352	1,321	(332)	989	1,060
2017	43,978	7,795	4,718	12,513	20,304
2018	31,637	5,944	3,757	9,701	33,715
2019	39,073	8,739	2,590	11,329	69,514
2020	16,108	7,220	1,885	9,105	50,482
2021	4,616	2,799	804	3,603	53,837
Subtotal	147,336	36,993	14,125	51,118	229,278
Total Americas and Australia	1,354,215	581,153	138,783	719,936	1,574,033
Europe Core
2012	1,160	—	1,160	1,160	—
2013	680	—	681	681	—
2014	149,246	94,750	25,771	120,521	131,950
2015	51,397	26,474	(7,320)	19,154	107,415
2016	46,702	23,859	(1,569)	22,290	141,981
2017	34,800	11,718	(2,815)	8,903	106,026
2018	69,106	23,502	5,352	28,854	189,813
2019	121,385	37,266	12,333	49,599	328,709
2020	91,672	35,697	13,610	49,307	250,434
2021	48,453	18,809	6,159	24,968	388,850
Subtotal	614,601	272,075	53,362	325,437	1,645,178
Europe Insolvency
2014	328	109	144	253	14
2015	1,605	647	3	650	653
2016	5,951	1,685	208	1,893	3,398
2017	9,366	1,301	379	1,680	9,673
2018	11,678	2,212	(1,153)	1,059	19,877
2019	23,867	5,552	1,307	6,859	45,649
2020	34,647	8,791	3,067	11,858	79,363
2021	5,483	1,802	1,804	3,606	50,447
Subtotal	92,925	22,099	5,759	27,858	209,074
Total Europe	707,526	294,174	59,121	353,295	1,854,252
Total PRA Group	$2,061,741	$875,327	$197,904	$1,073,231	$3,428,285
(1)Non-U.S. amounts are presented using the average exchange rates during the reporting period.
(2)For non-U.S. amounts, net finance receivables are presented at the December 31, 2021 exchange rate.

Cash Collections by Year, By Year of Purchase (1) as of December 31, 2021 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total
Americas and Australia Core
1996-2011	$1,287.8	$2,419.5	$486.0	$381.3	$266.3	$183.1	$119.0	$78.0	$56.0	$45.0	$29.7	$20.8	$4,084.7
2012	254.1	—	56.9	173.6	146.2	97.3	60.0	40.0	27.8	17.9	11.8	9.0	640.5
2013	390.8	—	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	23.2	16.7	876.3
2014	404.1	—	—	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	22.3	822.3
2015	443.1	—	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	833.6
2016	455.8	—	—	—	—		138.7	256.5	194.6	140.6	105.9	74.2	910.5
2017	532.9	—	—	—	—	—	—	107.3	278.7	256.5	192.5	130.0	965.0
2018	654.0	—	—	—	—	—	—	—	122.7	361.9	337.7	239.9	1,062.2
2019	581.5	—	—	—	—	—	—	—	—	143.8	349.0	289.8	782.6
2020	435.7	—	—	—	—	—	—	—	—	—	133.0	284.3	417.3
2021	435.8	—	—	—	—	—	—	—	—	—	—	85.0	85.0
Subtotal	5,875.6	2,419.5	542.9	656.5	753.0	844.8	837.2	860.8	945.0	1,141.5	1,271.9	1,206.9	11,480.0
Americas Insolvency
1996-2011	786.8	667.4	336.8	313.7	244.7	128.2	44.6	8.4	4.0	2.1	1.3	0.8	1,752.0
2012	251.4	—	17.4	103.6	94.1	80.1	60.7	29.3	4.3	1.9	0.9	0.6	392.9
2013	227.8	—	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	1.3	0.8	354.9
2014	148.4	—	—	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	1.1	217.5
2015	63.2	—	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	87.1
2016	91.4	—	—	—	—	—	18.9	30.4	25.0	19.9	14.4	7.4	116.0
2017	275.3	—	—	—	—	—	—	49.1	97.3	80.9	58.8	44.0	330.1
2018	97.9	—	—	—	—	—	—	—	6.7	27.4	30.5	31.6	96.2
2019	123.1	—	—	—	—	—	—	—	—	13.4	31.4	39.1	83.9
2020	62.1	—	—	—	—	—	—	—	—	—	6.5	16.1	22.6
2021	55.2	—	—	—	—	—	—	—	—	—	—	4.5	4.5
Subtotal	2,182.6	667.4	354.2	469.8	458.4	344.3	249.8	222.5	207.8	181.0	155.2	147.3	3,457.7
Total Americas and Australia	8,058.2	3,086.9	897.1	1,126.3	1,211.4	1,189.1	1,087.0	1,083.3	1,152.8	1,322.5	1,427.1	1,354.2	14,937.7
Europe Core
2012	20.4	—	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	1.2	1.2	39.5
2013	20.3	—	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.7	0.7	24.0
2014	773.8	—	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.2	1,590.6
2015	411.3	—	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	485.0
2016	333.1	—	—	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	344.9
2017	252.2	—	—	—	—	—	—	17.9	56.0	44.1	36.1	34.8	188.9
2018	341.8	—	—	—	—	—	—	—	24.3	88.7	71.2	69.1	253.3
2019	518.6	—	—	—	—	—	—	—	—	47.9	125.7	121.4	295.0
2020	324.1	—	—	—	—	—	—	—	—	—	32.4	91.7	124.1
2021	412.4	—	—	—	—	—	—	—	—	—	—	48.4	48.4
Subtotal	3,408.0	—	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.1	519.7	614.6	3,393.7
Europe Insolvency
2014	10.9	—	—	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	16.6
2015	19.0	—	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	25.6
2016	39.3	—	—	—	—	—	6.2	12.7	12.9	10.7	7.9	6.0	56.4
2017	39.2	—	—	—	—	—	—	1.2	7.9	9.2	9.8	9.4	37.5
2018	44.9	—	—	—	—	—	—	—	0.6	8.4	10.3	11.7	31.0
2019	77.2	—	—	—	—	—	—	—	—	5.1	21.1	23.9	50.1
2020	105.4	—	—	—	—	—	—	—	—	—	6.1	34.6	40.7
2021	53.3	—	—	—	—	—	—	—	—	—	—	5.4	5.4
Subtotal	389.2	—	—	—	—	7.3	14.5	22.1	28.8	38.8	58.9	92.9	263.3
Total Europe	3,797.2	—	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	578.6	707.5	3,657.0
Total PRA Group	$11,855.4	$3,086.9	$908.7	$1,142.4	$1,378.7	$1,539.7	$1,492.1	$1,512.4	$1,625.0	$1,841.4	$2,005.7	$2,061.7	$18,594.7
(1)For our non-U.S. amounts, cash collections are presented using the average exchange rates during the cash collection period.
(2)Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(3)For our non-U.S. amounts, purchase price is presented at the exchange rate at the end of the year in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated Remaining Collections
The following chart shows our ERC of $6,006.6 million at December 31, 2021 by geographical region (amounts in millions).
The following chart shows our ERC by year as of December 31, 2021. The forecast amounts reflect our current estimate of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollars at the December 31, 2021 exchange rate.
Seasonality
Although the years ended December 31, 2021 and 2020 deviated from usual seasonal patterns due to the impact of COVID-19, typically cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.

Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated (amounts in thousands).

Cash Collections by Geography and Type
	2021				2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas and Australia Core	$257,705	$276,691	$324,845	$347,638	$286,524	$336,322	$343,269	$305,780
Americas Insolvency	36,851	37,464	37,768	35,253	36,048	37,344	38,685	43,210
Europe Core	155,853	151,625	157,637	149,486	141,471	131,702	115,145	131,340
Europe Insolvency	23,262	22,574	23,579	23,510	17,830	13,971	12,841	14,243
Total Cash Collections	$473,671	$488,354	$543,829	$555,887	$481,873	$519,339	$509,940	$494,573
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands).

Cash Collections by Source - Core Portfolios Only
	2021				2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Call Center and Other Collections	$283,606	$298,717	$338,022	$355,043	$296,865	$325,898	$319,236	$288,596
External Legal Collections	55,760	54,445	61,836	65,613	58,481	68,861	70,310	75,699
Internal Legal Collections	74,192	75,154	82,624	76,468	72,649	73,265	68,868	72,825
Total Core Cash Collections	$413,558	$428,316	$482,482	$497,124	$427,995	$468,024	$458,414	$437,120
Collections Productivity (U.S. Portfolio)
The following table displays a collections productivity measure for our U.S. Portfolios.

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2021	2020	2019	2018	2017
First Quarter	$279	$172	$139	$121	$161
Second Quarter	270	263	139	101	129
Third Quarter	242	246	124	107	125
Fourth Quarter	232	204	128	104	112
(1)Represents total cash collections less internal legal cash collections, external legal cash collections and Insolvency cash collections from trustee-administered accounts.
Cash Efficiency Ratio
The following table displays our cash efficiency for the periods indicated.

Cash Efficiency Ratio (1)
	2021	2020	2019
First Quarter	68.0%	61.5%	59.2%
Second Quarter	66.8	68.7	60.4
Third Quarter	62.4	65.6	60.2
Fourth Quarter	63.5	61.9	59.7
Full Year	65.3	64.5	59.9
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.

Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2011. It also includes the acquisition date nonperforming loan portfolios that were acquired through our business acquisitions.
The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands).

Portfolio Acquisitions by Geography and Type
	2021				2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas and Australia Core	$90,263	$162,451	$98,901	$88,912	$67,460	$84,139	$110,474	$172,697
Americas Insolvency	21,183	9,878	14,642	9,486	12,504	14,328	14,527	20,772
Europe Core	60,430	212,194	106,134	44,095	137,647	74,930	34,247	60,990
Europe Insolvency	29,820	7,424	—	16,468	72,171	4,203	5,251	18,778
Total Portfolio Acquisitions	$201,696	$391,947	$219,677	$158,961	$289,782	$177,600	$164,499	$273,237
Portfolio Acquisitions by Stratifications (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 59 million customer accounts in the U.S. (amounts in thousands).

U.S. Portfolio Acquisitions by Major Asset Type
	2021								2020
	Q4		Q3		Q2		Q1		Q4
Major Credit Cards	$50,017	51.4%	$46,888	48.9%	$43,229	38.9%	$28,230	31.1%	$22,500	28.9%
Private Label Credit Cards	28,293	29.1	42,249	44.1	52,475	47.3	50,180	55.4	48,335	62.1
Consumer Finance	4,617	4.8	6,081	6.3	12,555	11.3	11,861	13.1	5,978	7.6
Auto Related	14,319	14.7	668	0.7	2,741	2.5	381	0.4	1,081	1.4
Total	$97,246	100.0%	$95,886	100.0%	$111,000	100.0%	$90,652	100.0%	$77,894	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2021								2020
	Q4		Q3		Q2		Q1		Q4
Fresh (1)	$17,096	22.5%	$21,511	25.0%	$29,031	30.1%	$21,502	26.4%	$21,985	33.6%
Primary (2)	557	0.7	560	0.7	431	0.4	1,360	1.7	1,002	1.5
Secondary (3)	54,915	72.2	62,382	72.5	58,459	60.7	50,546	62.1	41,164	63.0
Other (4)	3,495	4.6	1,555	1.8	8,437	8.8	8,050	9.8	1,239	1.9
Total Core	76,063	100.0%	86,008	100.0%	96,358	100.0%	81,458	100.0%	65,390	100.0%
Insolvency	21,183		9,878		14,642		9,194		12,504
Total	$97,246		$95,886		$111,000		$90,652		$77,894
(1)Fresh accounts are typically past due 120 to 270 days, charged-off by the credit originator and sold prior to any post-charge-off collection activity.
(2)Primary accounts are typically 240 to 450 days past due, charged-off and have been previously placed with one contingent fee servicer.
(3)Secondary accounts are typically 360 to 630 days past due, charged-off and have been previously placed with two contingent fee servicers.
(4)Other accounts are 480 days or more past due, charged-off and have previously been worked by three or more contingent fee servicers.
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, management uses certain non-GAAP financial measures, including adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), to evaluate our operating and financial performance as well as to set performance goals. We present Adjusted EBITDA because we consider it an important supplemental measure of operations and financial performance. Management believes Adjusted EBITDA helps provide enhanced period-to-period comparability of operations and financial performance, as it excludes certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business, and is useful to investors as other companies in the industry report similar financial measures. Adjusted EBITDA should not be considered as an alternative to net income determined in accordance with GAAP. In addition, our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures presented by other companies.
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
•recoveries applied to negative allowance less changes in expected recoveries for the years ended December 31, 2021 and 2020; and
•collections applied to principal on finance receivables for the year ended December 31, 2019.
The following table is a reconciliation of net income attributable to PRA Group, Inc., as reported in accordance with GAAP, to Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands).

Reconciliation of Non-GAAP Financial Measures
	2021	2020	2019
Net income attributable to PRA Group, Inc.	$183,158	$149,339	$86,158
Adjustments:
Income tax expense	54,817	41,203	19,680
Foreign exchange losses/(gains)	809	(2,005)	(11,954)
Interest expense, net	124,143	141,712	141,918
Other (income)/expense (1)	(282)	1,049	364
Depreciation and amortization	15,256	18,465	17,464
Adjustment for net income attributable to noncontrolling interests	12,351	18,403	11,521
Recoveries applied to negative allowance less Changes in expected recoveries	988,050	968,362	—
Collections applied to principal on finance receivables	—	—	842,910
Adjusted EBITDA	$1,378,302	$1,336,528	$1,108,061
(1) Other (income)/expense reflects non-operating related activity.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our Debt to Adjusted EBITDA at December 31, 2021 and 2020 (amounts in thousands).

Debt to Adjusted EBITDA
	2021		2020
Borrowings	$2,608,714		$2,661,289
Adjusted EBITDA	$1,378,302		$1,336,528
Debt to Adjusted EBITDA	1.89	x	1.99	x
Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of December 31, 2021, cash and cash equivalents totaled $87.6 million. Of the cash and cash equivalents balance as of December 31, 2021, $61.9 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.
Borrowings. At December 31, 2021, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit (2)	$372,119	$703,865	$131,375
European revolving credit	795,687	594,313	493,313
Term loan	460,000	—	—
Senior Notes	650,000	—	—
Convertible Notes	345,000	—	—
Less: Debt discounts and issuance costs	(14,092)	—	—
Total	$2,608,714	$1,298,178	$624,688
(1) Available borrowings after calculation of borrowing base and debt covenants as of December 31, 2021.
(2) Includes North American revolver and the Colombian revolver. For more information, see Note 6 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

In 2021, we completed the private offering of $350.0 million in aggregate principal amount of its 5.00% Senior Notes due October 1, 2029. The funds received from these notes were used to repay borrowings outstanding under our North American revolver.
Interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $132.6 million as of December 31, 2021). Interest-bearing deposits as of December 31, 2021 were $124.6 million.
Furthermore, we have the ability to slow the purchase of nonperforming loans if necessary, and use the net cash flow generated from our cash collections from our portfolio of existing nonperforming loans to temporarily service our debt and fund existing operations. For example, we invested $972.3 million in portfolio acquisitions in 2021. The portfolios acquired in 2021 generated $143.3 million of cash collections, representing only 7.0% of 2021 cash collections.
Uses of Liquidity and Material Cash Requirements
Forward Flows. Contractual obligations over the next year are primarily related to purchase commitments. As of December 31, 2021, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $650.6 million, of which $650.0 million is due within the next 12 months. The $650.6 million includes $246.7 million for the Americas and Australia and $403.9 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
Borrowings. Of our $2.6 billion borrowings at December 31, 2021, estimated interest, unused fees and principal payments for the next 12 months are approximately $107.3 million, of which, $10.3 million relates to principal. Beyond 12 months our principal payment obligations related to debt maturities occur between one and eight years. Many of our financing arrangements include restrictive covenants with which we must comply. As of December 31, 2021, we determined that we were in compliance with these covenants. For more information, see Note 6 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Share Repurchase. On July 29, 2021, our Board of Directors approved a $150.0 million share repurchase program. On October 28, 2021, the Board of Directors approved an increase of $80.0 million to the Company's existing share repurchase program for a total of $230.0 million. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, through block transactions, or other methods subject to market and/or other conditions and applicable regulations. Repurchases are made using cash on hand and shares repurchased are retired. We are not obligated to repurchase any specified amount of shares and, at our discretion and subject to compliance with applicable laws, the repurchase program may be modified, suspended or discontinued at any time. During the year ended December 31, 2021, we repurchased 4,841,313 shares of our common stock for approximately $212.9 million.
Leases. The majority of our leases have remaining lease terms of one to 14 years. As of December 31, 2021, we had $61.2 million in lease liabilities, of which $11.2 million matures within the next 12 months. For more information, see Note 4 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Derivatives. Derivative financial instruments are entered into to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of December 31, 2021, we had $26.0 million of derivative liabilities, of which $17.7 million are due with 12 months. For more information, see Note 9 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Employment Agreements. We have entered into employment agreements with certain executive officers for approximately $13.0 million, of which $6.5 million is payable if executed within the next 12 months. Our U.S. executive officer agreements mature in December 2023, while executive officer agreements entered into outside of the U.S. are pursuant to local country regulations and typically do not have expiration dates. For more information, see Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
We believe that funds generated from operations and from cash collections on nonperforming loan portfolios, together with existing cash, available borrowings under our revolving credit facilities, including recent modifications to the terms of those facilities, and access to the capital markets will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months and beyond. We may seek to access the debt or equity capital markets as we deem appropriate, market permitting. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing from other sources.

Cash Flows Analysis
The following table summarizes our cash flow activity for the years ended December 31, 2021 and 2020 (amounts in thousands):

	2021	2020	Change
Total cash provided by (used in):
Operating activities	$84,925	$141,704	$(56,779)
Investing activities	160,376	115,003	45,373
Financing activities	(262,812)	(252,100)	(10,712)
Effect of exchange rate on cash	(14,464)	(7,367)	(7,097)
Net decrease in cash and cash equivalents	$(31,975)	$(2,760)	$(29,215)
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
Net cash provided by operating activities decreased $56.8 million, or 40.1%, during the year ended December 31, 2021 mainly driven by lower cash collections recognized as portfolio income and lower cash paid for income taxes, partially offset by the impact of unrealized foreign currency transactions and higher cash paid for operating expenses.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects acquisitions of nonperforming loans and net investment activity.
Net cash provided by investing activities increased $45.4 million during the year ended December 31, 2021, primarily driven by higher cash collections applied to our negative allowance partially offset by higher purchases of finance receivables. Additionally, investing activities were impacted by our purchase of additional government securities during the second quarter.
Financing Activities
Cash provided by financing activities is normally provided by additional borrowings under our revolving credit facilities and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our revolving credit facilities, long-term debt and other debt.
Cash used in financing activities increased $10.7 million during the year ended December 31, 2021, primarily due to cash used to repurchase common stock mostly offset by lower net cash used related to borrowings activity, including the payment on convertible notes in the third quarter of 2020 and higher net contributions from noncontrolling interests.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax or withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $61.9 million and $97.0 million as of December 31, 2021 and 2020, respectively. Refer to the Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further information related to our income taxes and undistributed international earnings.
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP. Some of our significant accounting policies require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. For a discussion of our significant accounting policies refer to Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
We consider accounting estimates to be critical if (1) the accounting estimates made involve a significant level of estimation uncertainty and (2) has had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience, current trends and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material.
We have determined that the following accounting policies involve critical estimates:
Revenue Recognition - Finance Receivables
Revenue recognition for finance receivables involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the amount and timing of future cash flows and economic lives of our pools of accounts. We review pools for trends, actual performance versus projections and curve shape (a graphical depiction of the timing of cash flows). We then re-forecast future cash flows by applying a discounted cash flow methodology to our ERC.
During 2020, we made assumptions that the majority of cash collections overperformance was due to acceleration of future collections rather than an increase to total expected collections. As a result, we reduced cash flow forecasts by the amount of the overperformance. During 2021, this assumption remained relatively consistent with the exception of certain adjustments we applied to near-term forecasted cash collections. In the most recent quarters, we adjusted the next three to six month forecast to reflect the most recent actual results with corresponding reductions to the collection forecast later in the forecast period.
Significant changes in such estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool. Generally, adjustments to reduce estimated cash forecasts for overperformance experienced in the current period result in a negative adjustment to revenue at an amount less than the impact of the overperformance due to the effects of discounting. Additionally, cash flow forecast increases will generally result in more revenue being recognized. Based on historical data, we determined there was no evidence to suggest that the overperformance in cash was improvement to the total estimated collections instead of acceleration. This assumption resulted in offsetting reductions in future cash flow expectations across most of our geographies. As we continue to perform against these revised expectations, performance may vary, which could result in additional adjustments to our cash flow forecasts with a corresponding adjustment to total portfolio revenue.
Income Taxes
We are subject to income taxes throughout the U.S. and in numerous international jurisdictions. These tax laws are complex and are subject to different interpretations by the taxpayer and the relevant government taxing authorities. When determining our domestic and non-U.S. income tax expense, we make judgments about the application of these inherently complex laws.
We record a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is estimated using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
We exercise significant judgment in estimating the potential exposure to unresolved tax matters and apply a more likely than not criteria approach for recording tax benefits related to uncertain tax positions in the application of the complex tax laws. While actual results could vary, we believe we have adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters. We record interest and penalties related to unresolved tax matters as a component of income tax expense when the more likely than not standards are met.
If all or part of the deferred tax assets are determined not to be realizable in the future, we would establish a valuation allowance and charge to earnings the impact in the period such a determination is made. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings. The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. For further information regarding our uncertain tax positions, refer to Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.6 billion as of December 31, 2021. Based on our current debt structure, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would increase by an estimated $0.4 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $4.8 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in other comprehensive income. All derivatives to which we have applied hedge accounting were evaluated and remain highly effective at December 31, 2021. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts and zero floors on revolving loans under both our North America and European credit facilities.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. In 2021, we generated $443.7 million of revenues from operations outside the U.S. and used 12 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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
When an entity's functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of other comprehensive (loss)/

income in our Consolidated Statements of Comprehensive Income and as a component of equity in our Consolidated Balance Sheets.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PRA Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated income statements, statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for convertible instruments as of January 1, 2021 due to the adoption of Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for expected credit losses for financial instruments as of January 1, 2020 due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses.
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
Assessment of the estimate of expected recoveries on purchased credit deteriorated assets
As discussed in Note 2 to the consolidated financial statements, the Company’s estimate of expected recoveries on purchased credit deteriorated assets as of December 31, 2021 was $3.4 billion, presented as finance receivables, net in the consolidated balance sheet, and the resulting changes in expected recoveries for the year ended December 31, 2021 were $197.9 million. The Company accounts for the estimate of expected recoveries and resulting changes in expected recoveries under the guidance of ASC Topic 326, Financial Instruments - Credit Losses. The Company develops its estimate of expected recoveries by applying a discounted cash flow methodology to its estimated remaining collections (“ERC”). Subsequent changes (favorable and unfavorable) in expected cash flows are recognized within changes in expected recoveries by adjusting the present value of increases or decreases in ERC at a constant effective interest rate. Factors that may contribute to the changes in expected cash flows include both external and internal factors such as trends in collections performance and operational activities. When the Company has an expectation of collecting cash flows at the portfolio level, a negative allowance is established for expected recoveries at an amount not to exceed the amount paid for the financial portfolios. The negative allowance is recorded as an asset and presented as finance receivables, net on the Company's consolidated balance sheets. The Company pools accounts with similar risk characteristics that are acquired in the same year.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's continued use and appropriateness of changes made to (1) the methodology and estimate of expected recoveries, including controls over the inputs and significant assumptions, and (2) the performance monitoring of the expected recoveries and incorporation of qualitative factors into the estimate of expected recoveries. We evaluated the Company’s process to assess the estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in evaluating the methodology for compliance with U.S. generally accepted accounting principles and assessing the Company's estimates of expected recoveries, including the inputs and significant assumptions, for a selection of pools of finance receivables by comparing to historical trends. We also assessed the sufficiency of the audit evidence obtained related to the Company’s expected recoveries by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2007.
Norfolk, Virginia
February 28, 2022

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2021 and 2020
(Amounts in thousands, except per share amounts)

	2021	2020
Assets
Cash and cash equivalents	$87,584	$108,613
Investments	92,977	55,759
Finance receivables, net	3,428,285	3,514,788
Income taxes receivable	41,146	21,928
Deferred tax assets, net	67,760	83,205
Right-of-use assets	56,713	52,951
Property and equipment, net	54,513	58,356
Goodwill	480,263	492,989
Other assets	57,002	64,472
Total assets	$4,366,243	$4,453,061
Liabilities and Equity
Liabilities:
Accounts payable	$3,821	$5,294
Accrued expenses	127,802	97,320
Income taxes payable	19,276	29,692
Deferred tax liabilities, net	36,630	40,867
Lease liabilities	61,188	57,348
Interest-bearing deposits	124,623	132,739
Borrowings	2,608,714	2,661,289
Other liabilities	59,352	54,986
Total liabilities	3,041,406	3,079,535
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 41,008 shares issued and outstanding at December 31, 2021; 100,000 shares authorized, 45,585 shares issued and outstanding at December 31, 2020	410	456
Additional paid-in capital	—	75,282
Retained earnings	1,552,845	1,511,970
Accumulated other comprehensive loss	(266,909)	(245,791)
Total stockholders' equity - PRA Group, Inc.	1,286,346	1,341,917
Noncontrolling interests	38,491	31,609
Total equity	1,324,837	1,373,526
Total liabilities and equity	$4,366,243	$4,453,061
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2021, 2020 and 2019
(Amounts in thousands, except per share amounts)

	2021	2020	2019
Revenues:
Portfolio income	$875,327	$984,036	$—
Changes in expected recoveries	197,904	69,297	—
Total portfolio revenue	1,073,231	1,053,333	—
Income recognized on finance receivables	—	—	998,361
Fee income	14,699	9,748	15,769
Other revenue	7,802	2,333	2,951
Total revenues	1,095,732	1,065,414	1,017,081

Net allowance charges	—	—	(24,025)

Operating expenses:
Compensation and employee services	301,981	295,150	310,441
Legal collection fees	47,206	53,758	55,261
Legal collection costs	78,330	101,635	134,156
Agency fees	63,140	56,418	55,812
Outside fees and services	92,615	84,087	63,513
Communication	42,755	40,801	44,057
Rent and occupancy	18,376	17,973	17,854
Depreciation and amortization	15,256	18,465	17,464
Other operating expenses	61,077	47,426	46,811
Total operating expenses	720,736	715,713	745,369
Income from operations	374,996	349,701	247,687
Other income and (expense):
Interest expense, net	(124,143)	(141,712)	(141,918)
Foreign exchange (loss)/gain	(809)	2,005	11,954
Other	282	(1,049)	(364)
Income before income taxes	250,326	208,945	117,359
Income tax expense	54,817	41,203	19,680
Net income	195,509	167,742	97,679
Adjustment for net income attributable to noncontrolling interests	12,351	18,403	11,521
Net income attributable to PRA Group, Inc.	$183,158	$149,339	$86,158
Net income per share attributable to PRA Group, Inc.:
Basic	$4.07	$3.28	$1.90
Diluted	$4.04	$3.26	$1.89
Weighted average number of shares outstanding:
Basic	44,960	45,540	45,387
Diluted	45,330	45,860	45,577
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2021, 2020 and 2019
(Amounts in thousands)

	2021	2020	2019
Net income	$195,509	$167,742	$97,679
Other comprehensive (loss)/income, net of tax
Currency translation adjustments	(56,219)	20,056	(6,359)
Cash flow hedges	27,978	(20,261)	(13,132)
Debt securities available-for-sale	(348)	171	39
Other comprehensive loss	(28,589)	(34)	(19,452)
Total comprehensive income	166,920	167,708	78,227
Less comprehensive income attributable to noncontrolling interests	4,880	3,141	10,978
Comprehensive income attributable to PRA Group, Inc.	$162,040	$164,567	$67,249
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2021, 2020 and 2019
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2018	45,304	$453	$60,303	$1,276,473	$(242,109)	$28,849	$1,123,969
Components of comprehensive income, net of tax:
Net income	—	—	—	86,158	—	11,521	97,679
Currency translation adjustment	—	—	—	—	(5,816)	(543)	(6,359)
Cash flow hedges	—	—	—	—	(13,132)	—	(13,132)
Debt securities available-for-sale	—	—	—	—	39	—	39
Distributions to noncontrolling interest	—	—	—	—	—	(6,877)	(6,877)
Contributions from noncontrolling interest	—	—	—	—	—	24,675	24,675
Vesting of restricted stock	112	1	(1)	—	—	—	—
Share-based compensation expense	—	—	10,717	—	—	—	10,717
Employee stock relinquished for payment of taxes	—	—	(1,609)	—	—	—	(1,609)
Other	—	—	(2,089)	—	—	—	(2,089)
Balance at December 31, 2019	45,416	$454	$67,321	$1,362,631	$(261,018)	$57,625	$1,227,013
Components of comprehensive income, net of tax:
Net income	—	—	—	149,339	—	18,403	167,742
Currency translation adjustment	—	—	—	—	35,317	(15,261)	20,056
Cash flow hedges	—	—	—	—	(20,261)	—	(20,261)
Debt securities available-for-sale	—	—	—	—	171	—	171
Distributions to noncontrolling interest	—	—	—	—	—	(30,276)	(30,276)
Contributions from noncontrolling interest	—	—	—	—	—	1,118	1,118
Vesting of restricted stock	169	2	(2)	—	—	—	—
Shared-based compensation expense	—	—	14,387	—	—	—	14,387
Employee stock relinquished for payment of taxes	—	—	(3,299)	—	—	—	(3,299)
Other	—	—	(3,125)	—	—	—	(3,125)
Balance at December 31, 2020	45,585	$456	$75,282	$1,511,970	$(245,791)	$31,609	$1,373,526
Effect of change in accounting principle (1)	—	—	(26,697)	12,008	—	—	(14,689)
Balance at January 1, 2021	45,585	456	48,585	1,523,978	(245,791)	31,609	1,358,837
Components of comprehensive income, net of tax:
Net income	—	—	—	183,158	—	12,351	195,509
Currency translation adjustments	—	—	—	—	(48,748)	(7,471)	(56,219)
Cash flow hedges	—	—	—	—	27,978	—	27,978
Debt securities available-for-sale	—	—	—	—	(348)	—	(348)
Distributions to noncontrolling interest	—	—	—	—	—	(21,411)	(21,411)
Contributions from noncontrolling interests	—	—	—	—	—	23,413	23,413
Vesting of restricted stock	264	2	(2)	—	—	—	—
Repurchase and cancellation of common stock	(4,841)	(48)	(58,531)	(154,291)	—	—	(212,870)
Share-based compensation expense	—	—	15,940	—	—	—	15,940
Employee stock relinquished for payment of taxes	—	—	(5,992)	—	—	—	(5,992)
Balance at December 31, 2021	41,008	$410	$—	$1,552,845	$(266,909)	$38,491	$1,324,837
(1) Refer to Note 1 for further detail.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2021, 2020 and 2019
(Amounts in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$195,509	$167,742	$97,679
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	15,940	14,387	10,717
Depreciation and amortization	15,256	18,465	17,464
Amortization of debt discount and issuance costs	9,508	21,063	22,987
Changes in expected recoveries	(197,904)	(69,297)	—
Deferred income taxes	6,803	(58,503)	(37,561)
Net unrealized foreign currency transactions	29,003	15,240	(4,543)
Fair value in earnings for equity securities	(386)	977	(5,826)
Net allowance charges	—	—	24,025
Other operating activities	(211)	(893)	(234)
Changes in operating assets and liabilities:
Other assets	195	(4,644)	9,613
Accounts payable	(1,323)	914	(2,070)
Income taxes payable, net	(30,824)	22,001	(12,375)
Accrued expenses	19,586	7,767	11,632
Other liabilities	23,691	6,496	1,149
Right of use assets/lease liabilities	82	(11)	731
Net cash provided by operating activities	84,925	141,704	133,388
Cash flows from investing activities:
Purchases of property and equipment, net	(11,212)	(17,230)	(18,033)
Purchases of finance receivables	(971,708)	(903,588)	(1,231,351)
Recoveries applied to negative allowance	1,185,954	1,037,659	—
Collections applied to principal on finance receivables	—	—	842,910
Purchase of investments	(110,915)	(45,229)	(83,291)
Proceeds from sales and maturities of investments	68,904	43,391	75,008
Business acquisition, net of cash acquired	(647)	—	(57,610)
Proceeds from sale of subsidiaries, net	—	—	31,177
Net cash provided by/(used in) investing activities	160,376	115,003	(441,190)
Cash flows from financing activities:
Proceeds from lines of credit	769,903	1,290,799	1,340,700
Principal payments on lines of credit	(1,163,075)	(1,557,186)	(728,282)
Payments on convertible senior notes	—	(287,442)	—
Proceeds from senior notes	350,000	300,000	—
Proceeds from long-term debt	—	55,000	—
Principal payments on long-term debt	(10,000)	(10,000)	(313,165)
Repurchases of common stock	(200,887)	—	—
Payments of origination costs and fees	(9,479)	(17,218)	—
Tax withholdings related to share-based payments	(5,992)	(3,301)	(1,609)
Distributions paid to noncontrolling interest	(21,411)	(30,276)	(6,877)
Contributions from noncontrolling interest	23,413	1,118	24,675
Cash paid for purchase of portion of noncontrolling interest	—	—	(1,255)
Net increase in interest-bearing deposits	4,716	9,591	27,427
Other financing activities	—	(3,185)	(2,091)
Net cash (used in)/provided by financing activities	(262,812)	(252,100)	339,523
Effect of exchange rate on cash	(14,464)	(7,367)	(6,609)
Net (decrease)/increase in cash and cash equivalents	(31,975)	(2,760)	25,112
Cash and cash equivalents, beginning of the year	121,047	123,807	98,695
Cash and cash equivalents, end of year	$89,072	$121,047	$123,807
Supplemental disclosure of cash flow information:
Cash paid for interest	$112,277	$117,986	$119,424
Cash paid for income taxes	77,817	80,856	68,979
Cash, cash equivalents and restricted cash reconciliation:
Cash, cash equivalents per Consolidated Balance Sheets	$87,584	$108,613	$119,774
Restricted cash included in Other Assets per Consolidated Balance Sheets	1,488	12,434	4,033
Total cash, cash equivalents and restricted cash	$89,072	$121,047	$123,807

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
Since March 2020, the world has been, and continues to be, impacted by the novel coronavirus ("COVID-19") and its variants. The Company has taken steps to modify its operations to mitigate adverse effects where possible while conforming with various COVID-19 protocols within the countries in which it operates. These actions have allowed the Company to operate its business while minimizing disruption and complying with country-specific, federal, state and local laws, regulations and governmental actions related to the pandemic.
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
Changes in accounting principles: Beginning January 1, 2021, the Company implemented Accounting Standards Update ("ASU") 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06") using a modified retrospective method. See Convertible Notes accounting policy below for more information.
Beginning January 1, 2020, the Company implemented Accounting Standards Codification ("ASC") Financial Instruments-Credit Losses ("ASC 326"), on a prospective basis. Prior to January 1, 2020, the Company's investments in finance receivables were accounted for under ASC 310-30 "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30").
Reclassification of prior year presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. Other receivables and Restricted cash are now included within Other assets on the Consolidated Balance Sheets. They were previously separate line items.
Consolidation: The Consolidated Financial Statements include the accounts of PRA Group and other entities in which the Company has a controlling interest. All significant intercompany accounts and transactions have been eliminated.
Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities’ voting equity interests, or through other contractual rights that give the Company control, consist of entities that purchase and collect on portfolios of nonperforming loans.
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
Foreign currency: Assets and liabilities have been translated to the reporting currency using the exchange rates in effect on the Consolidated Balance Sheets dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of international subsidiaries are recorded in Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Equity.
Segments: The Company has determined that it has two operating segments that meet the aggregation criteria of ASC 280, Segment Reporting ("ASC 280"), and, therefore, it has one reportable segment, accounts receivable management.

PRA Group, Inc.
Notes to Consolidated Financial Statements
This conclusion is based on similarities among the operating segments, including economic characteristics, the nature of the products and services, the nature of the production processes, the types or classes of customers for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.
Revenues and long-lived assets by geographical location: Revenue for the years ended December 31, 2021, 2020 and 2019, and long-lived assets held at December 31, 2021 and 2020, both for the U.S., the Company's country of domicile, and outside of the U.S. were (amounts in thousands):

	2021	2020	2019	2021	2020
	Revenues (2)			Long-Lived Assets
United States	$651,991	$677,234	$673,264	$87,881	$99,271
United Kingdom	175,383	132,749	120,377	7,264	2,500
Others (1)	268,358	255,431	223,440	16,081	9,536
Total	$1,095,732	$1,065,414	$1,017,081	$111,226	$111,307
(1) None of the countries included in "Others" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
(2) Based on the Company’s financial statement information used to produce the Company's general-purpose financial statements, it is impracticable to report further breakdowns of revenues from external customers by product or service.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment and right-of-use assets. The Company reports revenues earned from collection activities on finance receivables, fee-based services and investments. For additional information on the Company's investments, see Note 3.
Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Restricted cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and included in Other assets on the Company's Consolidated Balance Sheets.
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
Investments:
Debt Securities: The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair market value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in stockholders' equity. The Company evaluates debt securities for impairment. When there has been a decline in fair value below the amortized cost, the Company recognizes an impairment if: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery of the amortized cost; or (3) it does not expect to recover the entire amortized cost of the security. If the Company identifies that the decline in fair value has resulted from credit losses, the credit loss component is recognized as an allowance on the Consolidated Balance Sheets with a corresponding charge to Other expense on the Consolidated Income Statements. The non-credit loss component remains in Other comprehensive loss until realized from a sale or subsequent impairment.
Equity Securities: Investments in equity securities are measured at fair value with changes in unrealized gains and losses reported in earnings.
Equity Method Investments: Equity investments that are not consolidated, but over which the Company exercises significant influence, are accounted for as equity method investments. Whether or not the Company exercises significant influence with respect to an investee company depends on an evaluation of several factors including, among others,

PRA Group, Inc.
Notes to Consolidated Financial Statements
representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Income Statements; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Other revenue’’ in the Consolidated Income Statements. The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘Investments’’ in the Company’s Consolidated Balance Sheets.
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
Finance receivables and income recognition: The Company's financial assets (or a group of financial assets) are measured at amortized cost and presented at the net amount expected to be collected.
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
Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost. Maintenance and repairs are expensed as incurred. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment are generally amortized or depreciated over three to five years. Furniture and fixtures are depreciated over ten years. Equipment is depreciated over five years. Leasehold improvements are depreciated over the lesser of the useful life, which ranges from three to ten years, or the remaining term of the lease. Building improvements are depreciated straight-line over ten to 39 years. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the Company's Consolidated Income Statements.
Goodwill: Goodwill is not amortized but rather is reviewed for impairment annually or more frequently if indicators of potential impairment exist. The Company performs its annual assessment of goodwill as of October 1. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an impairment loss is recognized. The loss will be recorded at the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the respective reporting unit.
Convertible Notes: The Company has outstanding 3.50% Convertible Notes due 2023 (the "2023 Notes" or "Convertible Notes"). On January 1, 2021, the Company adopted ASU 2020-06 using a modified retrospective method. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Additionally, ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share ("EPS") calculation in certain areas.
Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument is accounted for as a single liability measured at its amortized cost. Upon adoption, the Company made adjustments that increased retained earnings by $12.0 million, reduced additional paid-in capital by $26.7 million and increased the net carrying amount of the 2023 Notes by $19.8 million. Additionally, for the year ended December 31, 2021, the effect of adoption reduced interest expense by $8.2 million, increased net income by $6.4 million and impacted EPS by $0.14 per share. For more information on the 2023 Notes, see Note 6.
Prior to ASU 2020-06, the Company accounted for its Convertible Notes by separately accounting for the liability and equity components in a manner that reflected the entity's nonconvertible debt borrowing rate when interest cost was recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying amount was amortized to interest expense over the expected life of a similar liability that did not have an associated equity component, using the effective interest method. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. Transaction costs incurred with third parties were allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Income taxes: The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is estimated using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
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
The Company establishes a valuation allowance when it determines all or part of the deferred tax assets are not realizable. If the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings.
Leases: The Company recognizes a liability for future lease payments and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term on the balance sheet.
The Company's operating lease portfolio primarily includes corporate offices and call centers. The majority of its leases have remaining lease terms of one year to 14 years, some of which include options to extend the leases for up to five years, and others include options to terminate the leases within one year. Exercises of lease renewal options are typically at the Company's sole discretion and are included in its ROU assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
Share-based compensation: Compensation expense associated with share equity awards are recognized in the income statement. The Company determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. The Company has certain share awards that include market conditions that affect vesting. The fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. The Company estimates a forfeiture rate for most equity share grants based on historical experience. Time-based equity share awards generally vest between one and three years from the grant date and are expensed on a straight-line basis over the vesting period. Equity share awards that contain a performance metric, are expensed over the requisite service period, generally three years, in accordance with the performance level achieved at each reporting period. See Note 11 for additional information.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
In 2020, the Company adopted ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 is effective for a limited time through December 31, 2022 and allows the Company to elect certain expedients to continue accounting for its interest rate swaps contracts designated as cash flow hedges.
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
Commitments and contingencies: The Company is subject to various claims and contingencies related to lawsuits, certain taxes and commitments under contractual and other obligations. The Company recognizes liabilities for commitments and contingencies when a loss is probable and estimable. The Company expenses related legal costs as incurred. See Note 14 for additional information.
Estimated fair value of financial instruments: Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company takes into consideration differing levels of inputs in the determination of fair values. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. See Note 8 for additional information.
Recent accounting pronouncements:
Recently issued accounting standards adopted:
Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments and calculating income taxes in interim periods. Additionally, the standard adds guidance to reduce complexity in certain areas, including recognizing taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020 on a prospective basis. The Company adopted ASU 2019-12 on January 1, 2021 with no material impact to the Company's Consolidated Financial Statements upon adoption.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Investments - Equity Securities
In January 2020, the FASB issued ASU 2020-01 “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815” ("ASU 2020-01"). ASU 2020-01 clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. Additionally, it clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The Company adopted ASU 2020-01 on January 1, 2021 with no impact to the Company's Consolidated Financial Statements upon adoption.
Accounting for Convertible Instruments
Effective January 1, 2021, the Company early adopted ASU 2020-06. Refer to the Convertible Notes accounting policy above.
Reference Rate Reform
In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Overall" ("ASU 2021-01"). ASU 2021-01 expands the scope of ASC 848 to include derivatives affected by the discounting transition for certain optional expedients and exceptions. ASU 2021-01 is effective immediately for a limited time through December 31, 2022. The Company is evaluating the effect of ASU 2020-01 but does not expect transition to an alternative reference rate will have a material impact on the Company's Consolidated Financial Statements.
Recently issued accounting standards not yet adopted:
The Company does not expect that any other recently issued accounting pronouncements will have a material impact on its Consolidated Financial Statements.
2. Finance Receivables, net:
Finance receivables, net consisted of the following at December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Amortized cost	$—	$—
Negative allowance for expected recoveries (1)	3,428,285	3,514,788
Balance at end of year	$3,428,285	$3,514,788
(1) The negative allowance balance includes certain portfolios of nonperforming loans for which the Company holds a beneficial interest representing approximately 1% of the balance.
Changes in the negative allowance for expected recoveries by portfolio segment for the years ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	2021
	Core	Insolvency	Total
Balance at beginning of year	$3,019,477	$495,311	$3,514,788
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	863,379	108,901	972,280
Foreign currency translation adjustment	(68,544)	(2,189)	(70,733)
Recoveries applied to negative allowance (2)	(1,002,400)	(183,554)	(1,185,954)
Changes in expected recoveries (3)	178,020	19,884	197,904
Balance at end of year	$2,989,932	$438,353	$3,428,285

	2020
	Core	Insolvency	Total
Balance at beginning of year	$3,051,426	$462,739	$3,514,165
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	742,583	162,535	905,118
Foreign currency translation adjustment	54,735	9,132	63,867
Recoveries applied to negative allowance (2)	(891,925)	(145,734)	(1,037,659)
Changes in expected recoveries (3)	62,658	6,639	69,297
Balance at end of year	$3,019,477	$495,311	$3,514,788
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the years ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	2021
	Core	Insolvency	Total
Face value	$5,917,827	$508,868	$6,426,695
Noncredit discount	(696,983)	(37,202)	(734,185)
Allowance for credit losses at acquisition	(4,357,465)	(362,765)	(4,720,230)
Purchase price	$863,379	$108,901	$972,280

	2020
	Core	Insolvency	Total
Face value	$5,820,159	$887,134	$6,707,293
Noncredit discount	(710,636)	(53,357)	(763,993)
Allowance for credit losses at acquisition	(4,366,940)	(671,242)	(5,038,182)
Purchase price	$742,583	$162,535	$905,118
The initial negative allowance recorded on portfolio acquisitions for the years ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(4,357,465)	$(362,765)	$(4,720,230)
Writeoffs, net	4,357,465	362,765	4,720,230
Expected recoveries	863,379	108,901	972,280
Initial negative allowance for expected recoveries	$863,379	$108,901	$972,280

	2020
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(4,366,940)	$(671,242)	$(5,038,182)
Writeoffs, net	4,366,940	671,242	5,038,182
Expected recoveries	742,583	162,535	905,118
Initial negative allowance for expected recoveries	$742,583	$162,535	$905,118

PRA Group, Inc.
Notes to Consolidated Financial Statements
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the years ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	2021
	Core	Insolvency	Total
Recoveries (a)	$1,818,635	$242,646	$2,061,281
Less - amounts reclassified to portfolio income	816,235	59,092	875,327
Recoveries applied to negative allowance	$1,002,400	$183,554	$1,185,954

	2020
	Core	Insolvency	Total
Recoveries (a)	$1,803,480	$218,215	$2,021,695
Less - amounts reclassified to portfolio income	911,555	72,481	984,036
Recoveries applied to negative allowance	$891,925	$145,734	$1,037,659
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries for the years ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	2021
	Core	Insolvency	Total
Changes in expected future recoveries	$(35,432)	$(16,816)	$(52,248)
Recoveries received in excess of forecast	213,452	36,700	250,152
Changes in expected recoveries	$178,020	$19,884	$197,904

	2020
	Core	Insolvency	Total
Changes in expected future recoveries	$(207,982)	$(5,289)	$(213,271)
Recoveries received in excess of forecast	270,640	11,928	282,568
Changes in expected recoveries	$62,658	$6,639	$69,297
In order to make estimates of future cash collections, the Company considered historical performance, current economic forecasts, short-term and long-term growth in the various geographies in which the Company operates and consumer habits. The Company considered recent collection activity in its determination to adjust assumptions related to near-term ERC for certain pools. Based on these considerations, the Company’s estimates incorporate changes in both amounts and in the timing of expected cash collections over the forecast period.
For the year ended December 31, 2021, Changes in expected recoveries were a net positive $197.9 million. The changes were the net result of recoveries received in excess of forecast of $250.2 million from significant cash collections overperformance during the year reduced by a $52.2 million net negative adjustment to changes in expected future recoveries. The changes in expected future recoveries includes the Company's assumption that the majority of the current year overperformance was due to acceleration of future collections. The Company also increased near-term expected collections in certain geographies to reflect recent performance trends in collections, and made corresponding reductions later in the forecast period.
For the year ended December 31, 2020, Changes in expected recoveries were a net positive $69.3 million. This reflected $282.6 million in recoveries received in excess of forecast, which was largely due to significant cash collections overperformance during the last three quarters of 2020. This was mostly offset by a $213.3 million decrease in the present value of expected future recoveries. The decrease reflected the Company's assumption that the majority of the overperformance was primarily due to acceleration in the timing of cash collections rather than an increase to total expected collections.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Additionally, the Company made forecast adjustments in all quarters deemed appropriate given the environment in which the Company operated.
Changes in the Company’s assumptions regarding the duration and impact of the COVID-19 pandemic to cash collections, could change significantly as conditions evolve.

3. Investments:
Investments consisted of the following at December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Debt securities
Available-for-sale	$77,538	$5,368
Equity securities
Exchange traded funds	1,746	34,847
Private equity funds	5,137	6,123
Mutual funds	508	1,023
Equity method investments	8,048	8,398
Total investments	$92,977	$55,759
Debt Securities
Available-for-Sale
Government securities: The Company's investments primarily in short-term government instruments with maturities of twelve months or less, including bonds and treasury securities, which are classified as available-for-sale and are stated at fair value.
The amortized cost and estimated fair value of investments in debt securities at December 31, 2021 and 2020 were as follows (amounts in thousands):

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$77,757	$—	$219	$77,538

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$5,239	$129	$—	$5,368
Equity Securities
Exchange traded funds: The Company invested in certain treasury bill exchange traded funds, which were accounted for as equity securities and carried at fair value. In August 2021, the Company sold the majority of these funds. Gains and losses from these investments are included within Other income and (expense) in the Company's Consolidated Income Statements.
Investments in private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 1% interest.
Mutual funds: Represents investment funds held in Brazil in a Brazilian real denominated mutual fund benchmarked to the U.S. dollar that invests principally in Brazilian fixed income securities. The investments are carried at fair value based on quoted market prices. Gains and losses from these investments are included as a foreign exchange component of Other income and (expense) in the Company's Consolidated Income Statements.

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
4. Leases:
The Company leases office space and equipment under operating leases. The components of lease expense for the years ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	2021	2020
Operating lease expense	$12,256	$12,263
Short-term lease expense	2,986	2,598
Sublease income	(196)	—
Total lease expense	$15,046	$14,861
Supplemental cash flow information and non-cash activity related to leases for the years ended December 31, 2021 and 2020 were as follows (amounts in thousands):

	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$12,034	$12,416

ROU assets obtained/(disposed), net in exchange for operating lease obligations	$13,525	$(7,506)
Lease term and discount rate information related to operating leases were as follows as of the date indicated:

	2021	2020
Weighted-average remaining lease terms (years)	8.6	9.1

Weighted-average discount rate	4.5%	4.7%
Maturities of lease liabilities at December 31, 2021, are as follows for the years ending December 31, (amounts in thousands):

Operating Leases
2022	$11,231
2023	9,288
2024	8,851
2025	8,673
2026	7,671
Thereafter	28,512
Total lease payments	$74,226
Less: imputed interest	13,038
Total present value of lease liabilities	$61,188
5. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2021 and concluded that no goodwill impairment was necessary.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table represents the changes in goodwill for the years ended December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Balance at beginning of year	$492,989	$480,794
Change in foreign currency translation adjustment	(12,726)	12,195
Balance at end of year	$480,263	$492,989
6. Borrowings:
The Company's borrowings consisted of the following as of December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Americas revolving credit (1)	$372,119	$405,706
Europe revolving credit	795,687	1,171,890
Term loan	460,000	470,000
Senior Notes	650,000	300,000
Convertible Notes	345,000	345,000
	2,622,806	2,692,596
Less: Debt discount and issuance costs	(14,092)	(31,307)
Total	$2,608,714	$2,661,289
(1) Includes a credit agreement with Banco de Occidente in an aggregate amount of approximately $1.0 million. As of December 31, 2021, the outstanding balance under the credit agreement was approximately $0.9 million, with an interest rate of 5.85%.
The following principal payments are due on the Company's borrowings at December 31, 2021 for the years ending December 31, (amounts in thousands):

2022	$10,300
2023	1,150,986
2024	10,300
2025	310,000
2026	791,220
Thereafter	350,000
Total	$2,622,806
The Company determined that it was in compliance with the covenants of its financing arrangements as of December 31, 2021.
Set forth below is a description of the Company's material borrowing arrangements:
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian Administrative Agent, and a syndicate of lenders named therein. On July 30, 2021, the Company entered into the Fourth Amendment to the North American Credit Agreement (as amended, the "North American Credit Agreement"), which extended the maturity date to July 30, 2026 and, among other things, decreased the floors on the revolving loans, increased the limit of stock repurchases and redemption of convertible notes, lowered both the margin and unused line fee and added London Interbank Offered Rate ("LIBOR") replacement provisions to reflect the current market approach.
The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $460.0 million term loan, (ii) a $1.0 billion domestic revolving credit facility and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would

PRA Group, Inc.
Notes to Consolidated Financial Statements
reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate, Canadian Dollar Offered Rate, or the Eurodollar rate (each, as defined in the North American Credit Agreement) for the applicable term plus 2.25% per annum, or 2.00% if the consolidated senior secured leverage ratio (as defined in the North American Credit Agreement) is less than or equal to 1.60 to 1.0. The revolving loans within the credit facilities are subject to a 0% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio (as defined in the North American Credit Agreement) is less than or equal to 1.60 to 1.0, payable quarterly in arrears. As of December 31, 2021, the unused portion of the North American Credit Agreement was $703.8 million. Considering borrowing base calculations as of December 31, 2021, the amount available to be drawn was $131.3 million.
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
The outstanding balances and weighted average interest rates by type of borrowing under the credit facility as of December 31, 2021 and 2020 are as follows (dollar amounts in thousands):

	2021		2020
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$460,000	2.10%	$470,000	2.65%
Revolving credit facilities	$371,220	2.14%	$403,669	3.25%
European Revolving Credit Facility
European subsidiaries of the Company ("PRA Europe") are parties to a credit agreement with DNB Bank ASA and a syndicate of lenders named therein, for a Multicurrency Revolving Credit Facility. On March 12, 2021, the Company entered into the Seventh Amendment and Restatement to its European Credit Agreement (as amended, the "European Credit Agreement") that, among other things, increased borrowings by $50.0 million through the accordion feature.
The European Credit Agreement provides borrowings for an aggregate amount of approximately $1.35 billion (subject to the borrowing base), accrues interest at the Interbank Offered Rate plus 2.70% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.12% per annum, or 35% of the margin, is subject to a 0% floor, is payable monthly in arrears and matures February 19, 2023. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears and matures February 19, 2023. As of December 31, 2021, the unused portion of the European Credit Agreement (including the overdraft facility) was $594.3 million. Considering borrowing base restrictions and other covenants as of December 31, 2021, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $493.3 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The outstanding balances and weighted average interest rates by type of borrowing under the European Credit Agreement as of December 31, 2021 and 2020 are as follows (dollar amounts in thousands):

	2021		2020
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Revolving credit facility	$795,687	3.48%	$1,171,890	3.74%
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
Senior Notes due 2025
On August 27, 2020, the Company completed the private offering of $300.0 million in aggregate principal amount of its 7.375% Senior Notes due September 1, 2025 (the "2025 Notes" and together with the 2029 Notes, the "Senior Notes"). The 2025 Notes were issued pursuant to an Indenture dated August 27, 2020 (the "2020 Indenture"), between the Company and Regions Bank, as a trustee. The 2020 Indenture contains customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately. The 2025 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American Credit Agreement, subject to certain exceptions. Interest on the 2025 Notes is payable semi-annually, in arrears, on September 1 and March 1 of each year.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The holders of the 2023 Notes have the right to convert all, or a portion of, the 2023 Notes upon occurrence of specific events prior to the close of business on the business day immediately preceding March 1, 2023, including:
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
On or after March 1, 2023, the 2023 Notes will be convertible at any time. As of December 31, 2021, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes has occurred.
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
The Company determined that the fair value of the 2023 Notes at the date of issuance was approximately $298.8 million and designated the residual value of approximately $46.2 million as the equity component. Additionally, the Company allocated approximately $8.3 million of the $9.6 million issuance cost as debt issuance cost and the remaining $1.3 million as an equity issuance cost. Upon adoption of ASU 2020-06, the equity classification model was eliminated, resulting in an adjustment to retained earnings and an increase to the 2023 Notes. Refer to the Company's Convertible Notes accounting policy in Note 1 for further information.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The balances of the liability and equity components of the Company's Convertible Notes outstanding as of December 31, 2021 and 2020 were as follows (amounts in thousands):

	2021	2020
Liability component - principal amount	$345,000	$345,000
Unamortized debt discount	—	(20,603)
Unamortized debt issuance costs	(2,476)	(3,335)
Liability component - net carrying amount	$342,524	$321,062
Equity component	$—	$44,910
The Company amortizes debt issuance costs over the life of the debt using the effective interest method. Upon adoption of ASU 2020-06 the debt discount was eliminated and the debt issuance costs were remeasured, resulting in an effective interest rate of 4.00%.
Interest expense related to the Company's Convertible Notes for the years ended December 31, 2021, 2020 and 2019 was as follows (amounts in thousands):

	2021	2020 (1)	2019 (1)
Interest expense - stated coupon rate	$12,075	$17,064	$20,700
Interest expense - amortization of debt discount	—	10,811	12,398
Interest expense - amortization of debt issuance costs	1,660	1,989	2,424
Total interest expense - Convertible Notes	$13,735	$29,864	$35,522
(1) 2020 and 2019 amounts include interest expense related to the Company's 3.00% Convertible Senior Notes due August 1, 2020, which were repaid in the third quarter of 2020.
Interest Expense, Net
The Company incurs interest expense on its borrowings, interest-bearing deposits, and interest rate derivative agreements. The Company earns interest income on certain of its cash and cash equivalents, restricted cash and its interest rate derivative agreements. Interest expense, net, was as follows for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	2021	2020	2019
Interest expense	$125,231	$142,727	$144,165
Interest income	(1,088)	(1,015)	(2,247)
Interest expense, net	$124,143	$141,712	$141,918
7. Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Software	$69,549	$66,947
Computer equipment	25,457	23,740
Furniture and fixtures	20,034	17,978
Equipment	15,297	15,137
Leasehold improvements	17,606	17,403
Building and improvements	19,456	17,905
Land	1,407	1,407
Accumulated depreciation	(117,420)	(105,707)
Assets in process	3,127	3,546
Property and equipment, net	$54,513	$58,356

PRA Group, Inc.
Notes to Consolidated Financial Statements
Depreciation expense relating to property and equipment for the years ended December 31, 2021, 2020 and 2019 was $15.1 million, $15.6 million and $15.9 million, respectively.
8. Fair Value:
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, "Fair Value Measurement", ("ASC 820") also requires the consideration of differing levels of inputs in the determination of fair values.
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
The carrying amounts in the table are recorded in the Consolidated Balance Sheets at December 31, 2021 and 2020 (amounts in thousands):

	2021		2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$87,584	$87,584	$108,613	$108,613
Finance receivables, net	3,428,285	3,317,658	3,514,788	3,541,159
Financial liabilities:
Interest-bearing deposits	124,623	124,623	132,739	132,739
Revolving lines of credit	1,167,806	1,167,806	1,577,596	1,577,596
Term loan	460,000	460,000	470,000	470,000
Senior Notes	650,000	673,366	300,000	324,408
Convertible Notes	345,000	406,607	324,397	376,012
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
Senior Notes and Convertible Notes: The fair value estimates for the Senior Notes and Convertible Notes incorporate quoted market prices that were obtained from secondary market broker quotes that were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software, and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates. Furthermore, in the table above, the carrying amount as of the December 31, 2020 represents the Convertible Notes net of the debt discount. Upon adoption of ASU 2020-06, the carrying amount of the Convertible Notes reflects face value as the debt discount was eliminated.
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying Consolidated Balance Sheets at December 31, 2021 and 2020 (amounts in thousands):

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$77,538	$—	$—	$77,538
Exchange traded funds	1,746	—	—	1,746
Mutual funds	508	—	—	508
Derivative contracts (recorded in other assets)	—	9,785	—	9,785
Liabilities:
Derivative contracts (recorded in other liabilities)	—	25,978	—	25,978

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$5,368	$—	$—	$5,368
Exchange traded funds	34,847	—	—	34,847
Mutual funds	1,023	—	—	1,023
Derivative contracts (recorded in other assets)	—	3,512	—	3,512
Liabilities:
Derivative contracts (recorded in other liabilities)	—	45,432	—	45,432
Government securities: Fair value of the Company's investment in government instruments is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Investments measured using net asset value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the NAV practical expedient was $5.1 million and $6.1 million as of December 31, 2021 and December 31, 2020, respectively.
9. Derivatives:
The following table summarizes the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of December 31, 2021 and 2020 (amounts in thousands):

	2021		2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$6,251	Other assets	$—
Interest rate contracts	Other liabilities	14,879	Other liabilities	43,017
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	3,534	Other assets	3,512
Foreign currency contracts	Other liabilities	11,099	Other liabilities	2,415
Derivatives Designated as Hedging Instruments:
Changes in the fair value of derivative contracts designated as cash flow hedging instruments are recognized in OCI. As of December 31, 2021 and December 31, 2020, the notional amount of interest rate contracts designated as cash flow hedging instruments was $869.1 million and $967.2 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remained highly effective at December 31, 2021 and have initial terms of one to four years. The Company estimates that approximately $4.2 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months.
The following table summarizes the effects of derivatives designated as cash flow hedging instruments on the Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax
Derivatives designated as cash flow hedging instruments	2021	2020	2019
Interest rate contracts	$17,961	$(28,101)	$(14,311)

	Gain or (loss) reclassified from OCI into income
Location of gain or (loss) reclassified from OCI into income	2021	2020	2019
Interest expense, net	$(12,722)	$(10,027)	$(1,457)
Derivatives Not Designated as Hedging Instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of December 31, 2021 and December 31, 2020, the notional amount of foreign currency contracts that are not designated as hedging instruments was $1,061.7 million and $500.8 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s Consolidated Income Statements for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

		Amount of gain or (loss) recognized in income
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2021	2020	2019
Foreign currency contracts	Foreign exchange gain/(loss)	$12,160	$24,009	$(7,008)
Foreign currency contracts	Interest expense, net	406	(2,475)	(3,875)
Interest rate contracts	Interest expense, net	—	—	(492)
10. Accumulated Other Comprehensive Loss:
The following table provides details about the reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2021 and 2020 (amounts in thousands):

Gains and losses on cash flow hedges	2021	2020	Affected line in the Consolidated Income Statements
Interest rate swaps	$(12,722)	$(10,027)	Interest expense, net
Income tax effect of item above	2,705	2,187	Income tax expense
Total losses on cash flow hedges	$(10,017)	$(7,840)
The following table represents the changes in accumulated other comprehensive loss by component after tax, for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Debt Securities Available for Sale	Cash Flow Hedges	Currency Translation Adjustment	Accumulated Other Comprehensive Loss [1]
Balance at December 31, 2018	$(83)	$44	$(242,070)	$(242,109)
Other comprehensive gain/(loss) before reclassifications	39	(14,311)	(5,816)	(20,088)
Reclassifications, net	—	1,179	—	1,179
Net current period other comprehensive gain/(loss)	39	(13,132)	(5,816)	(18,909)
Balance at December 31, 2019	$(44)	$(13,088)	$(247,886)	$(261,018)
Other comprehensive gain/(loss) before reclassifications	171	(28,101)	35,317	7,387
Reclassifications, net	—	7,840	—	7,840
Net current period other comprehensive gain/(loss)	171	(20,261)	35,317	15,227
Balance at December 31, 2020	$127	$(33,349)	$(212,569)	$(245,791)
Other comprehensive (loss)/gain before reclassifications	(348)	17,961	(48,748)	(31,135)
Reclassifications, net	—	10,017	—	10,017
Net current period other comprehensive (loss)/gain	(348)	27,978	(48,748)	(21,118)
Balance at December 31, 2021	$(221)	$(5,371)	$(261,317)	$(266,909)
(1) For the years ended December 31, 2021, 2020 and 2019, net deferred taxes for unrealized losses from cash flow hedges were $3.1 million, $9.2 million and $4.4 million, respectively.
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
Total share-based compensation expense was $15.9 million, $14.4 million and $10.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognizes all excess tax benefits and tax deficiencies in the

PRA Group, Inc.
Notes to Consolidated Financial Statements
income statement when the awards vest or are settled. The total tax benefit realized from share-based compensation was approximately $3.9 million, $2.4 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Nonvested Shares
As of December 31, 2021, total future compensation expense related to nonvested share grants to individual employee plans and directors (not including nonvested shares granted under the Long-Term Incentive ("LTI") program discussed below), is estimated to be $11.4 million with a weighted average remaining life of 1.5 years. For these shares, the Company assumed no forfeiture rates, generally the shares vest ratably over one to three years and the shares are expensed over their vesting period.
The following summarizes all nonvested share activity, excluding those pursuant to the LTI program, from December 31, 2018 through December 31, 2021 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
Balance at December 31, 2018	379	$34.85
Granted	329	28.47
Vested	(167)	34.81
Canceled	(9)	31.01
Balance at December 31, 2019	532	30.97
Granted	256	38.69
Vested	(219)	31.56
Canceled	(14)	33.95
Balance at December 31, 2020	555	34.23
Granted	312	38.14
Vested	(320)	33.80
Canceled	(37)	36.06
Balance at December 31, 2021	510	$36.76
The total grant date fair value of shares vested, excluding those granted under the LTI program, during the years ended December 31, 2021, 2020 and 2019, was $10.8 million, $6.9 million and $5.8 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance-based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table summarizes all LTI share activity from December 31, 2018 through December 31, 2021 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
Balance at December 31, 2018	454	$33.27
Granted at target level	168	28.28
Adjustments for actual performance	(172)	28.98
Vested	—	—
Canceled	(3)	35.87
Balance at December 31, 2019	447	33.03
Granted at target level	118	39.04
Adjustments for actual performance	(131)	34.44
Vested	(36)	33.50
Canceled	(6)	33.77
Balance at December 31, 2020	392	34.30
Granted at target level	148	37.45
Adjustments for actual performance	(10)	39.40
Vested	(99)	39.40
Canceled	(24)	35.31
Balance at December 31, 2021	407	$34.01
The total grant date fair value of LTI shares vested during the years ended December 31, 2021, 2020 and 2019, was $3.9 million, $1.2 million and $0.0 million, respectively.
At December 31, 2021, total future compensation expense, assuming the current estimated performance levels are achieved, related to nonvested shares granted under the LTI program is estimated to be approximately $5.4 million. The Company assumed a 5.0% forfeiture rate for these grants and the remaining shares have a weighted average remaining life of 1.1 years at December 31, 2021.
12. Earnings per Share:
Basic EPS are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the conversion spread of the Convertible Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the Convertible Notes since issuance through December 31, 2021. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
On July 29, 2021, the Board of Directors approved a share repurchase program that authorized the repurchase of up to $150.0 million of the Company's outstanding shares of common stock. On October 28, 2021, the Board of Directors approved an increase of $80.0 million to the existing share repurchase program for a total of $230.0 million. During the year ended December 31, 2021, the Company repurchased 4,841,313 shares of its common stock for approximately $212.9 million, at an average price of $43.97 per share. The Company's practice is to retire the shares it repurchases.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands, except per share amounts):

	2021			2020			2019
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$183,158	44,960	$4.07	$149,339	45,540	$3.28	$86,158	45,387	$1.90
Dilutive effect of nonvested share awards	—	370	(0.03)	—	320	(0.02)	—	190	(0.01)
Diluted EPS	$183,158	45,330	$4.04	$149,339	45,860	$3.26	$86,158	45,577	$1.89
There were no options outstanding, antidilutive or otherwise, as of December 31, 2021, 2020 and 2019.
13. Income Taxes:
The income tax expense recognized for the years ended December 31, 2021, 2020 and 2019 is comprised of the following (amounts in thousands):

	Federal	State	International	Total
For the year ended December 31, 2021:
Current tax expense	$30,659	$5,397	$11,958	$48,014
Deferred tax (benefit)/expense	(3,056)	(323)	10,182	6,803
Total income tax expense	$27,603	$5,074	$22,140	$54,817

For the year ended December 31, 2020:
Current tax expense	$48,223	$12,416	$39,067	$99,706
Deferred tax benefit	(32,699)	(8,921)	(16,883)	(58,503)
Total income tax expense	$15,524	$3,495	$22,184	$41,203

For the year ended December 31, 2019:
Current tax expense	$41,391	$6,390	$9,460	$57,241
Deferred tax benefit	(27,311)	(6,030)	(4,220)	(37,561)
Total income tax expense	$14,080	$360	$5,240	$19,680
On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the "Tax Act."  The main impact of the Tax Act was a reduction of the U.S. federal corporate tax rate from 35% to 21% and the current taxation of international entities.  New legislation and authoritative guidance as a result of the Tax Act are still being released that may impact tax amounts recorded in the financial statements. Under U.S. GAAP, the Company made an accounting policy election to treat taxes due related to global intangible low-taxed income ("GILTI") as a current-period expense when incurred.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted into U.S. law in response to COVID-19, with varying legislation enacted in many of the other countries in which the Company operates. The Company has implemented the tax payment and filing deferral provisions as applicable on a global basis and does not believe that any of the other provisions will have a material impact to its financial reporting. COVID-19 related legislation and administrative releases are monitored by the Company.

PRA Group, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the Company's expected tax expense at the U.S. statutory federal tax rate to actual tax expense/(benefit) for the years ended December 31, 2021, 2020 and 2019 is as follows (amounts in thousands):

	2021	2020	2019
Income tax expense at statutory federal rates	$52,568	$43,878	$24,645
State tax expense, net of federal tax benefit	4,303	2,449	161
Tax impact on international earnings, excluding uncertain tax positions	(4,449)	(29,992)	(7,326)
Uncertain tax positions on international earnings	—	23,917	—
Other	2,395	951	2,200
Total income tax expense	$54,817	$41,203	$19,680
The Company recognized a net deferred tax asset of $31.1 million and $42.3 million as of December 31, 2021 and 2020, respectively. The components of the net deferred tax are as follows (amounts in thousands):

	2021	2020
Deferred tax assets:
Employee compensation	$8,609	$8,770
Net operating loss carryforward	121,035	117,889
Interest	10,160	12,840
Finance receivable revenue recognition - international	2,351	17,160
Lease liability	11,811	14,478
Other	4,873	6,348
Valuation allowance	(75,375)	(73,595)
Total deferred tax asset	83,464	103,890
Deferred tax liabilities:
Property and equipment	(5,075)	(6,214)
Intangible assets and goodwill	(4,185)	(3,245)
ROU asset	(10,884)	(13,509)
Convertible debt	—	(5,113)
Finance receivable revenue recognition - domestic	(32,189)	(33,471)
Total deferred tax liability	(52,333)	(61,552)
Net deferred tax asset/(liability)	$31,131	$42,338
A valuation allowance for deferred tax assets is recognized and charged to earnings in the period such determination is made, if it is determined that it is more likely than not that the deferred tax asset will not be realized. If the Company subsequently realized deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. The determination for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. At December 31, 2021 and 2020, the valuation allowance, relating mainly to net operating losses, capital losses and deferred interest expense in Norway, Poland, Luxembourg, Sweden and Switzerland was $75.4 million and $73.6 million, respectively. The increase in the valuation allowance is primarily related to foreign tax credits in Sweden. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.
ASC Topic 740 "Income Taxes" ("ASC 740") requires the recognition of interest if the tax law would require interest to be paid on the underpayment of taxes, and recognition of penalties if a tax position does not meet the minimum statutory threshold to avoid payment of penalties. The Company believes it has sufficient support for the technical merits of its positions and that it is more likely than not these positions will be sustained. Accordingly, the Company has not accrued for interest or penalties on any of its tax positions, except as noted for uncertain tax positions.
At December 31, 2021, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2015 and subsequent years.
As of December 31, 2021, the cumulative unremitted earnings of the Company's international subsidiaries were approximately $116.3 million. The Company intends for predominantly all international earnings to be indefinitely reinvested

PRA Group, Inc.
Notes to Consolidated Financial Statements
in its international operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings.
The Company's non-U.S. subsidiaries had $514.4 million and $517.0 million of net operating loss carryforwards as of December 31, 2021 and 2020, respectively. There are $276.6 million and $275.3 million of valuation allowances recorded to offset those losses as of December 31, 2021 and 2020, respectively. The net operating losses do not expire under most local laws and the remaining jurisdictions allow for a seven to 20 year carryforward period.
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under ASC 740, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination.
The balance for unrecognized tax benefits at December 31, 2021 and 2020, was $114.3 million and $110.4 million, respectively. The unrecognized tax benefits recorded in 2021 are included in the provision for income taxes. The following is a reconciliation of gross unrecognized tax benefits for the year ended December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Balance at beginning of year	$110,425	$—
Additions, based on tax positions related to current year (1)	—	32,673
Additions, based on tax positions related to prior year (2)	3,869	77,752
Balance at end of year	$114,294	$110,425
(1) The 2020 additions relate to international transactions, primarily due to an ongoing audit of the prior year returns.
(2) The 2021 additions relate to international transactions, primarily due to statutory audit adjustments.
The total amount of unrecognized tax benefits at December 31, 2021, that, if recognized, would affect the effective tax rate was $22.1 million.
During the year ended December 31, 2021, the Company accrued potential interest of $1.2 million and penalties of $1.7 million related to unrecognized tax benefits.
During the next 12 months it is possible that international tax reserves will be reduced for audit settlements. At this time, the Company is unable to predict the outcome of these audits.
14. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with each of its U.S. executive officers, which expire on December 31, 2023. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company's overall performance against its short and long-term financial and strategic objectives. The agreements also contain confidentiality and non-compete provisions. As of December 31, 2021, estimated future compensation under these agreements was approximately $13.0 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $13.0 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2021 was approximately $650.6 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at December 31, 2021, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. The Company has not recorded any potential recoveries under the Company's insurance policies or third-party indemnities as of December 31, 2021.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Consumer Financial Protection Bureau ("CFPB") Investigation
In response to requests and civil investigative demands from the CFPB, the Company has provided certain documents and data regarding its debt collection practices to the CFPB. In December 2020, the CFPB advised the Company that the CFPB believes the Company may have violated certain provisions of the Company's Consent Order with the CFPB and applicable law and provided the Company with the opportunity to respond. The Company has discussed with the CFPB the possible resolution of the investigation. During the Company's discussions with the CFPB, the CFPB has taken positions with which the Company disagrees, including positions related to penalties, restitution and/or the adoption of new practices in the conduct of the Company's business. At this time, the Company is unable to predict the outcome of the investigation.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
Telephone Consumer Protection Act ("TCPA") Litigation
On January 25, 2017, the Company resolved the matter of In Re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, which consisted of a number of class actions and single plaintiff claims consolidated by order of the Panel for Multi-District Litigation ("MDL"). While the settlement disposed of a large number of claims, several hundred class members opted out ("Opt-Out Plaintiffs") of that settlement. Many of these Opt-Out Plaintiffs have been consolidated before the MDL appointed court, which is the U.S. District Court for the Southern District of California, and are pending a determination on cross-motions for summary judgment. On April 1, 2021, the U.S. Supreme Court defined "automatic telephone dialing system" in its Facebook v. Duguid decision, which the Company expects to be dispositive of most or all of the Company's currently pending TCPA matters. However, the Company does not have certainty regarding such dispositions. As a result, the range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability.
15. Retirement Plans:
The Company sponsors defined contribution plans primarily in the U.S. and Europe. The U.S. plan is organized as a 401(k) plan under which all employees over 18 years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee's salary. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to the Company's contributions was $6.5 million, $6.4 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
16. Subsequent Event:
On February 25, 2022, the Company completed its $230.0 million share repurchase program. Also on February 25, 2022, the Company's Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its outstanding common stock. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 or other methods, subject to market and/or other conditions and applicable regulatory requirements. The new share repurchase program has no stated expiration date and does not obligate the Company to repurchase any specified amount of shares, remains subject to the discretion of the Board of Directors and, subject to compliance with applicable laws, may be modified, suspended or discontinued at any time.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment under this framework, management has determined that our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which is included herein.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PRA Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited PRA Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated income statements, statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Norfolk, Virginia
February 28, 2022

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled "Executive Officers," "Security Ownership," "Corporate Governance Board Committees," "Proposal 1: Election of Directors" and "Corporate Governance – Code of Conduct," in our definitive Proxy Statement for use in connection with the Company's 2022 Annual Meeting of Stockholders (the "Proxy Statement").
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis," "Compensation Tables and Information," "Corporate Governance – Director Compensation" and "Compensation Committee Report" in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" and "Compensation Tables and Information – Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the sections labeled "Corporate Governance –Policy for Approval of Related Party Transactions" and "Corporate Governance-Director Independence" in the Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Norfolk, VA, Auditor Firm ID: 185.
The information required by Item 14 is incorporated herein by reference to the section labeled "Fees Paid to KPMG" and "Audit Committee Pre-Approval Policies and Procedures" in the Proxy Statement.
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
4.2
First Supplemental Indenture dated as of March 31, 2021 between PRA Group, Inc. and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed August 5, 2021 (File No. 000-50058).

4.3
Indenture dated as of August 27, 2020 among PRA Group Inc., the Guarantors party thereto and Regions Bank, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 1, 2020 (File No. 000-50058)).

4.4
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

10.4*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed August 7, 2020 (File No. 000-50058)).
10.5*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 06, 2021 (File No. 000-50058)).
10.6*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed August 7, 2020 (File No. 000-50058)).
10.7*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed February 26, 2021 (File No. 000-50058)).
10.8
Fourth Amendment to the Credit Agreement dated July 30, 2021, by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto,Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed November 8, 2021 (File No. 000-50058)).

10.9
Sixth Amendment and Restatement Agreement to the Multicurrency Revolving Credit Facility Agreement, dated as of March 27, 2020 by and among PRA Group Europe Holding S.à r.l., PRA Group Europe Holding S.à r.l., Luxembourg, Zug Branch and DNB Bank ASA (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 8, 2020 (File No. 000-50058)).

10.10
Seventh Amendment and Restatement Agreement to the Multicurrency Revolving Credit Facility Agreement, dated as of March 12, 2021 by and among PRA Group Europe Holding S.à.r.l., PRA Group Europe Holding S.à.r.l., Luxembourg, Zug Branch and DNB Bank ASA. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 06, 2021 (File No. 000-50058)).

16.1	Letter from KPMG LLP, dated November 18, 2021 (Incorporated by reference to the Current Report on Form 8-K filed November 18, 2021 (File No. 000-50058).
21.1	Subsidiaries of PRA Group, Inc. (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
24.1	Powers of Attorney (included on signature page) (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

February 28, 2022	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Kevin P. Stevenson and Peter M. Graham, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place and stead, in any and all capacities to execute and sign any and all amendments or post-effective amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2022	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President, Chief Executive Officer and Director
(Principal Executive Officer)

February 28, 2022	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

February 28, 2022	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Director

February 28, 2022	By:	/s/Vikram A. Atal
Vikram A. Atal
Director

February 28, 2022	By:	/s/ Danielle M. Brown
Danielle M. Brown
Director

February 28, 2022	By:	/s/ Marjorie M. Connelly
Marjorie M. Connelly
Director

February 28, 2022	By:	/s/ John H. Fain
John H. Fain
Director

February 28, 2022	By:	/s/ James A. Nussle
James A. Nussle
Director

February 28, 2022	By:	/s/ Brett L. Paschke
Brett L. Paschke
Director

February 28, 2022	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

February 28, 2022	By:	/s/Peggy P. Turner
Peggy P. Turner
Director

February 28, 2022	By:	/s/ Lance L. Weaver
Lance L. Weaver
Director