Form 10-Q
period 2022-03-31
PRA GROUP INC
filed 2022-05-10
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of May 4, 2022 was 39,789,622.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
March 31, 2022 and December 31, 2021
(Amounts in thousands)

	(unaudited)
	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$79,089	$87,584
Investments	93,249	92,977
Finance receivables, net	3,310,747	3,428,285
Income taxes receivable	49,064	41,146
Deferred tax assets, net	63,965	67,760
Right-of-use assets	55,093	56,713
Property and equipment, net	54,401	54,513
Goodwill	483,380	480,263
Other assets	68,845	57,002
Total assets	$4,257,833	$4,366,243
Liabilities and Equity
Liabilities:
Accounts payable	$6,339	$3,821
Accrued expenses	90,282	127,802
Income taxes payable	13,743	19,276
Deferred tax liabilities, net	45,365	36,630
Lease liabilities	59,706	61,188
Interest-bearing deposits	117,035	124,623
Borrowings	2,539,462	2,608,714
Other liabilities	39,734	59,352
Total liabilities	2,911,666	3,041,406
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 40,410 shares issued and outstanding at March 31, 2022; 100,000 shares authorized, 41,008 shares issued and outstanding at December 31, 2021	404	410
Additional paid-in capital	—	—
Retained earnings	1,548,845	1,552,845
Accumulated other comprehensive loss	(243,709)	(266,909)
Total stockholders' equity - PRA Group, Inc.	1,305,540	1,286,346
Noncontrolling interest	40,627	38,491
Total equity	1,346,167	1,324,837
Total liabilities and equity	$4,257,833	$4,366,243
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three Months Ended March 31, 2022 and 2021
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Portfolio income	$207,532	$231,672
Changes in expected recoveries	29,914	50,136
Total portfolio revenue	237,446	281,808
Fee income	1,830	2,181
Other revenue	1,329	5,480
Total revenues	240,605	289,469

Operating expenses:
Compensation and employee services	71,096	73,984
Legal collection fees	10,873	12,926
Legal collection costs	16,557	21,312
Agency fees	17,388	15,591
Outside fees and services	19,378	20,760
Communication	12,583	12,663
Rent and occupancy	4,987	4,480
Depreciation and amortization	3,778	3,981
Other operating expenses	11,998	13,018
Total operating expenses	168,638	178,715
Income from operations	71,967	110,754
Other income and (expense):
Interest expense, net	(31,748)	(31,552)
Foreign exchange loss	(532)	(26)
Other	(490)	26
Income before income taxes	39,197	79,202
Income tax expense	4,579	17,322
Net income	34,618	61,880
Adjustment for net (loss)/income attributable to noncontrolling interests	(5,354)	3,474
Net income attributable to PRA Group, Inc.	$39,972	$58,406
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.98	$1.28
Diluted	$0.97	$1.27
Weighted average number of shares outstanding:
Basic	40,777	45,669
Diluted	41,304	46,045
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
For the Three Months Ended March 31, 2022 and 2021
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$34,618	$61,880
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	12,270	(24,531)
Cash flow hedges	18,580	12,323
Debt securities available-for-sale	(160)	—
Other comprehensive income/(loss)	30,690	(12,208)
Total comprehensive income	65,308	49,672
Less comprehensive income/(loss) attributable to noncontrolling interests	2,136	(950)
Comprehensive income attributable to PRA Group, Inc.	$63,172	$50,622
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2022 and 2021
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Balance at December 31, 2021	41,008	$410	$—	$1,552,845	$(266,909)	$38,491	$1,324,837
Components of comprehensive income, net of tax:
Net income	—	—	—	39,972	—	(5,354)	34,618
Currency translation adjustments	—	—	—	—	4,780	7,490	12,270
Cash flow hedges	—	—	—	—	18,580	—	18,580
Debt securities available-for-sale	—	—	—	—	(160)	—	(160)
Vesting of restricted stock	262	3	(3)	—	—	—	—
Repurchase and cancellation of common stock	(860)	(9)	4,527	(43,972)			(39,454)
Share-based compensation expense	—	—	3,891	—	—	—	3,891
Employee stock relinquished for payment of taxes	—	—	(8,415)	—	—	—	(8,415)
Balance at March 31, 2022	40,410	$404	$—	$1,548,845	$(243,709)	$40,627	$1,346,167

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Balance at December 31, 2020	45,585	$456	$75,282	$1,511,970	$(245,791)	$31,609	$1,373,526
Effect of change in accounting principle (1)	—	—	(26,697)	12,008	—	—	(14,689)
Balance at January 1, 2021	45,585	456	48,585	1,523,978	(245,791)	31,609	1,358,837
Components of comprehensive income, net of tax:
Net income	—	—	—	58,406	—	3,474	61,880
Currency translation adjustments	—	—	—	—	(20,108)	(4,423)	(24,531)
Cash flow hedges	—	—	—	—	12,323	—	12,323
Distributions to noncontrolling interest	—	—	—	—	—	(3,933)	(3,933)
Vesting of restricted stock	214	2	(2)	—	—	—	—
Share-based compensation expense	—	—	4,113	—	—	—	4,113
Employee stock relinquished for payment of taxes	—	—	(5,460)	—	—	—	(5,460)
Balance at March 31, 2021	45,799	$458	$47,236	$1,582,384	$(253,576)	$26,727	$1,403,229
(1) Reflects adjustments recorded for the January 1, 2021 adoption of an accounting update. Refer to the Company's 2021 Annual Report on Form 10-K for more information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$34,618	$61,880
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	3,891	4,113
Depreciation and amortization	3,778	3,981
Amortization of debt discount and issuance costs	2,627	2,256
Changes in expected recoveries	(29,914)	(50,136)
Deferred income taxes	7,203	10,371
Net unrealized foreign currency transactions	(7,126)	2,134
Fair value in earnings for equity securities	(60)	(107)
Other	(253)	(419)
Changes in operating assets and liabilities:
Other assets	738	10,713
Accounts payable	1,765	(431)
Income taxes payable, net	(13,290)	(3,669)
Accrued expenses	(26,775)	(20,227)
Other liabilities	(87)	(336)
Right of use asset/lease liability	141	85
Net cash (used)/provided by operating activities	(22,744)	20,208
Cash flows from investing activities:
Purchases of property and equipment, net	(3,744)	(2,366)
Purchases of finance receivables	(147,452)	(159,328)
Recoveries applied to negative allowance	278,271	328,559
Purchases of investments	(1,521)	—
Proceeds from sales and maturities of investments	775	764
Business acquisition, net of cash acquired	—	(647)
Net cash provided by investing activities	126,329	166,982
Cash flows from financing activities:
Proceeds from lines of credit	106,371	45,369
Principal payments on lines of credit	(154,810)	(226,621)
Principal payments on long-term debt	(2,500)	(2,500)
Repurchases of common stock	(48,702)	—
Payments of origination cost and fees	(614)	(113)
Tax withholdings related to share-based payments	(8,415)	(5,460)
Distributions paid to noncontrolling interest	—	(3,933)
Net (decrease)/increase in interest-bearing deposits	(3,977)	303
Net cash used in financing activities	(112,647)	(192,955)
Effect of exchange rate on cash	910	(6,427)
Net decrease in cash and cash equivalents	(8,152)	(12,192)
Cash and cash equivalents beginning of period	89,072	121,047
Cash and cash equivalents, end of period	$80,920	$108,855

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,196	$32,622
Cash paid for income taxes	10,610	10,463

Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per Consolidated Balance Sheets	$79,089	$92,798
Restricted cash included in Other assets per Consolidated Balance Sheets	1,831	16,057
Total cash, cash equivalents and restricted cash	$80,920	$108,855
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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of March 31, 2022, its Consolidated Income Statements, Statements of Comprehensive Income/(Loss), Consolidated Statements of Changes in Equity and Statements of Cash Flows for the three months ended March 31, 2022 and 2021 have been included. The Company's Consolidated Income Statements for the three months ended March 31, 2022 may not be indicative of future results.
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K").
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
Segments: The Company has determined that it has two operating segments that meet the aggregation criteria of Accounting Standards Codification ("ASC") 280, Segment Reporting ("ASC 280") and, therefore, it has one reportable segment, accounts receivable management. This conclusion is based on similarities among the operating units, including economic characteristics, the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.
The following tables show the amount of revenue generated for the three months ended March 31, 2022 and 2021, and long-lived assets held at March 31, 2022 and 2021, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$151,425	$85,809	$178,181	$96,630
United Kingdom	43,954	6,851	48,177	2,269
Other (1)	45,226	16,834	63,111	8,765
Total	$240,605	$109,494	$289,469	$107,664

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
2. Finance Receivables, net:
Finance receivables, net consisted of the following at March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Amortized cost	$—	$—
Negative allowance for expected recoveries (1)	3,310,747	3,428,285
Balance at end of period	$3,310,747	$3,428,285
(1) The negative allowance balance includes certain portfolios of nonperforming loans for which the Company holds a beneficial interest representing approximately 0.9% of the balance.
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended March 31, 2022 and 2021 were as follows (amounts in thousands):

	Three Months Ended March 31, 2022
	Core	Insolvency	Total
Balance at beginning of period	$2,989,932	$438,353	$3,428,285
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	129,404	18,048	147,452
Foreign currency translation adjustment	(11,009)	(5,624)	(16,633)
Recoveries applied to negative allowance (2)	(231,153)	(47,118)	(278,271)
Changes in expected recoveries (3)	25,147	4,767	29,914
Balance at end of period	$2,902,321	$408,426	$3,310,747

	Three Months Ended March 31, 2021
	Core	Insolvency	Total
Balance at beginning of period	$3,019,477	$495,311	$3,514,788
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	133,007	25,954	158,961
Foreign currency translation adjustment	(24,249)	1,589	(22,660)
Recoveries applied to negative allowance (2)	(285,171)	(43,388)	(328,559)
Changes in expected recoveries (3)	48,410	1,726	50,136
Balance at end of period	$2,891,474	$481,192	$3,372,666
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended March 31, 2022 and 2021 were as follows (amounts in thousands):

	Three Months Ended March 31, 2022
	Core	Insolvency	Total
Face value	$948,057	$97,083	$1,045,140
Noncredit discount	(91,600)	(5,852)	(97,452)
Allowance for credit losses at acquisition	(727,053)	(73,183)	(800,236)
Purchase price	$129,404	$18,048	$147,452

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2021
	Core	Insolvency	Total
Face value	$1,088,655	$134,811	$1,223,466
Noncredit discount	(132,532)	(7,498)	(140,030)
Allowance for credit losses at acquisition	(823,116)	(101,359)	(924,475)
Purchase price	$133,007	$25,954	$158,961
The initial negative allowance recorded on portfolio acquisitions for the three months ended March 31, 2022 and 2021 was as follows (amounts in thousands):

	Three Months Ended March 31, 2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(727,053)	$(73,183)	$(800,236)
Writeoffs, net	727,053	73,183	800,236
Expected recoveries	129,404	18,048	147,452
Initial negative allowance for expected recoveries	$129,404	$18,048	$147,452

	Three Months Ended March 31, 2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(823,116)	$(101,359)	$(924,475)
Writeoffs, net	823,116	101,359	924,475
Expected recoveries	133,007	25,954	158,961
Initial negative allowance for expected recoveries	$133,007	$25,954	$158,961
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were calculated as follows for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31, 2022
	Core	Insolvency	Total
Recoveries (a)	$425,508	$60,295	$485,803
Less - amounts reclassified to portfolio income	194,355	13,177	207,532
Recoveries applied to negative allowance	$231,153	$47,118	$278,271

	Three Months Ended March 31, 2021
	Core	Insolvency	Total
Recoveries (a)	$500,332	$59,899	$560,231
Less - amounts reclassified to portfolio income	215,161	16,511	231,672
Recoveries applied to negative allowance	$285,171	$43,388	$328,559
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.

PRA Group, Inc.
Notes to Consolidated Financial Statements
(3) Changes in expected recoveries
Changes in expected recoveries consisted of the following for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31, 2022
	Core	Insolvency	Total
Changes in expected future recoveries	$9,771	$(3,525)	$6,246
Recoveries received in excess of forecast	15,376	8,292	23,668
Changes in expected recoveries	$25,147	$4,767	$29,914

	Three Months Ended March 31, 2021
	Core	Insolvency	Total
Changes in expected future recoveries	$(46,502)	$(6,350)	$(52,852)
Recoveries received in excess of forecast	94,912	8,076	102,988
Changes in expected recoveries	$48,410	$1,726	$50,136
In order to make estimates of cash collections, the Company considered historical performance, current economic forecasts, short-term and long-term growth and consumer habits in the various geographies in which the Company operates. The Company considered recent collection activity in its determination to adjust assumptions related to near-term estimated remaining collections ("ERC") for certain pools. Based on these considerations, the Company’s estimates incorporate changes in both amounts and in the timing of expected cash collections over the forecast period.
Changes in expected recoveries for the three months ended March 31, 2022 were a net positive $29.9 million. This reflects $23.7 million in recoveries received in excess of forecast reflecting strong cash collections overperformance in Europe and a $6.2 million positive adjustment to changes in expected future recoveries. The changes in expected future recoveries includes the Company's continued assumption that the majority of the overperformance was due to acceleration in the timing of cash collections. The Company also made near-term adjustments to expected future collections in certain geographies bringing them in line with recent performance trends with corresponding adjustments made later in the forecast period. The change in expected recoveries included a $20.5 million write down on one portfolio in Brazil.
Changes in expected recoveries for the three months ended March 31, 2021 were a net positive $50.1 million. This reflected $103.0 million in recoveries received in excess of forecast, which was largely due to significant cash collections overperformance, reduced by a $52.9 million negative adjustment to changes in expected future recoveries. The change in expected future recoveries reflect the Company's assumption that the majority of the overperformance was due to acceleration in the timing of cash collections rather than an increase to total expected collections.
3. Investments:
Investments consisted of the following at March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Debt securities
Available-for-sale	$75,202	$77,538
Equity securities
Exchange traded funds	3,406	1,746
Private equity funds	5,059	5,137
Mutual funds	508	508
Equity method investments	9,074	8,048
Total investments	$93,249	$92,977

PRA Group, Inc.
Notes to Consolidated Financial Statements
Debt Securities
Available-for-sale
Government securities: The Company's investments in government instruments, including bonds and treasury securities, are classified as available-for-sale and are stated at fair value.
The amortized cost and estimated fair value of investments in debt securities at March 31, 2022 and December 31, 2021 were as follows (amounts in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$75,582	$—	$380	$75,202

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$77,757	$—	$219	$77,538
Equity Securities
Exchange traded funds: The Company invests in certain treasury bill exchange traded funds, which were accounted for as equity securities and carried at fair value. Gains and losses from these investments are included within Other income and (expense) in the Company's Consolidated Income Statements.
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
4. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2021 and concluded that no goodwill impairment was necessary. The Company performed its quarterly assessment by evaluating whether any triggering events had occurred as of March 31, 2022, which included considering current market condition and concluded that no such event had occurred as of March 31, 2022.
The changes in goodwill for the three months ended March 31, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$480,263	$492,989
Change in foreign currency translation adjustment	3,117	(238)
Balance at end of period	$483,380	$492,751

PRA Group, Inc.
Notes to Consolidated Financial Statements
5. Leases:
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
The components of lease expense for the three months ended March 31, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$3,232	$2,981
Short-term lease expense	904	676
Sublease income	(115)	—
Total lease expense	$4,021	$3,657
Supplemental cash flow information and non-cash activity related to leases for the three months ended March 31, 2022 and 2021 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,098	$2,865

ROU assets obtained in exchange for operating lease obligations	1,106	304
Lease term and discount rate information related to operating leases was as follows:

	Three Months Ended March 31,
	2022	2021
Weighted-average remaining lease term (years)	8.4	9.0

Weighted-average discount rate	4.48%	4.72%
Maturities of lease liabilities at March 31, 2022 were as follows for the following periods (amounts in thousands):

Operating Leases
For the nine months ending December 31, 2022	$8,428
For the year ending December 31, 2023	9,657
For the year ending December 31, 2024	9,080
For the year ending December 31, 2025	8,834
For the year ending December 31, 2026	7,709
Thereafter	28,441
Total lease payments	$72,149
Less: imputed interest	12,443
Total present value of lease liabilities	$59,706

PRA Group, Inc.
Notes to Consolidated Financial Statements
6. Borrowings:
The Company's borrowings consisted of the following as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Americas revolving credit (1)	$372,870	$372,119
Europe revolving credit	727,417	795,687
Term loan	457,500	460,000
Senior notes	650,000	650,000
Convertible notes	345,000	345,000
	2,552,787	2,622,806
Less: Debt discount and issuance costs	(13,325)	(14,092)
Total	$2,539,462	$2,608,714
(1) Includes a credit agreement with Banco de Occidente. As of March 31, 2022 and December 31, 2021, the outstanding balance under the credit agreement was approximately $0.9 million, with interest rates of 8.69% and 5.85%, respectively.
The following principal payments were due on the Company's borrowings as of March 31, 2022 for the 12-month periods ending March 31, (amounts in thousands):

2023	$10,324
2024	1,082,741
2025	10,242
2026	310,000
2027	789,480
Thereafter	350,000
Total	$2,552,787
The Company determined that it was in compliance with the covenants of its financing arrangements as of March 31, 2022.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian Administrative Agent, and a syndicate of lenders named therein (the "North American Credit Agreement").
The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $457.5 million term loan, (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lenders) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate, Canadian dollar offered rate, or the Eurodollar rate (each, as defined in the North American Credit Agreement), for the applicable term plus 2.25% per annum, or 2.00% if the consolidated senior secured leverage ratio (as defined in the North American Credit Agreement) is less than or equal to 1.60 to 1.0. The revolving loans within the credit facility are subject to a 0.0% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio (as defined in the North American Credit Agreement) is less than or equal to 1.60 to 1.0, payable quarterly in arrears and matures July 30, 2026. As of March 31, 2022, the unused portion of the North American Credit Agreement was $703.0 million. Considering borrowing base restrictions, as of March 31, 2022, the amount available to be drawn was $72.9 million.
Borrowings under the North American Credit Agreement are guaranteed by the Company's U.S. and Canadian subsidiaries (provided that the Canadian subsidiaries only guarantee borrowings under the Canadian revolving credit facility)

PRA Group, Inc.
Notes to Consolidated Financial Statements
and are secured by a first priority lien on substantially all of the Company's North American assets. The North American Credit Agreement contains restrictive covenants and events of default, including the following:
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
The European Credit Agreement provides borrowings for an aggregate amount of approximately $1.35 billion (subject to the borrowing base), accrues interest at the Interbank Offered Rate plus 2.70% - 3.80% (as determined by the ERC ratio ("ERC Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.12% per annum, or 35% of the margin, is payable monthly in arrears and matures February 19, 2023. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears and matures February 19, 2023. As of March 31, 2022, the unused portion of the European Credit Agreement (including the overdraft facility) was $662.6 million. Considering borrowing base restrictions and other covenants as of March 31, 2022, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $498.2 million.
Borrowings under the European Credit Agreement are guaranteed by substantially all of the Company's European subsidiaries and are secured by the shares of most of the Company's European subsidiaries and all intercompany loans receivable in Europe. The European Credit Agreement contains restrictive covenants and events of default, including the following:
•the ERC Ratio cannot exceed 45%;
•the gross interest-bearing debt ratio in Europe cannot exceed 3.25 to 1.0 as of the end of any fiscal quarter;
•interest bearing deposits in AK Nordic AB cannot exceed SEK 1.2 billion; and
•PRA Europe's cash collections must meet certain thresholds, measured on a quarterly basis.

On March 29, 2022, in connection with the refinancing of the Company's European credit facilities, the Company executed the Eighth Amendment and Restatement to its European Credit Agreement ("Eighth Amendment"). On April 7, 2022, the Eighth Amendment was made effective, and among other things, extended the agreement for one year to February 19, 2024 and decreased aggregate borrowing limits by $600.0 million.
UK Revolving Credit Facility
On April 1, 2022, PRA Group Europe Holding I S.a r.l ("PRA Group Europe"), a wholly owned subsidiary of the Company, entered into a credit agreement (the "UK Credit Agreement") with PRA UK and the Company, as guarantors, the lenders party thereto and MUFG Bank, Ltd., London Branch, as the administrative agent (the "Administrative Agent").
The UK Credit Agreement consists of an $800.0 million revolving credit facility (subject to a borrowing base), and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions. Borrowings, which will be available in U.S. dollars, euro and pounds sterling, will accrue interest, for the applicable term at the risk free rate applicable to U.S. dollars (Secured Overnight Financing Rate) or sterling (Sterling Overnight Interbank Average Rate) or, in the case of euro borrowings, Euribor plus an applicable margin of 2.50% per annum plus a credit adjustment spread of 0.10%. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the applicable margin will increase to 2.75%. The UK Credit Agreement also has a commitment fee of 0.30% per annum, payable quarterly in arrears. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the commitment fee increases to 0.35% per annum. The UK Credit Agreement matures on July 30, 2026.
The UK Credit Agreement is secured by substantially all of the assets of PRA Group UK Limited ("PRA UK"), all of the equity interests in PRA UK and PRA Group Europe, certain bank accounts of PRA Group Europe and certain intercompany

PRA Group, Inc.
Notes to Consolidated Financial Statements
loans extended by PRA Group Europe to PRA UK. The UK Credit Agreement contains restrictive covenants and events of default, including the following:
•the borrowing base equals the sum of up to: (i) 35% of the estimated remaining collections of PRA UK’s eligible asset pools; plus (ii) 55% of PRA UK’s insolvency eligible asset pools; minus (iii) certain reserves to be established by the Administrative Agent;
•the Company's consolidated leverage ratio can not exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter; and
•the Company must maintain positive consolidated income from operations during any fiscal quarter.
Senior Notes due 2029
On September 22, 2021, the Company completed the private offering of $350.0 million in aggregate principal amount of its 5.00% Senior Notes due October 1, 2029 (the "2029 Notes"). The 2029 Notes were issued pursuant to an Indenture dated September 22, 2021 (the "2021 Indenture"), between the Company and Regions Bank, as trustee. The 2021 Indenture contains customary terms and covenants, including certain events of default after which the 2029 Notes may be due and payable immediately. The 2029 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American Credit Agreement, subject to certain exceptions. Interest on the 2029 Notes is payable semi-annually, in arrears, on October 1 and April 1 of each year.
On or after October 1, 2024, the 2029 Notes may be redeemed, at the Company's option in whole or in part at a price equal to 102.50% of the aggregate principal amount of the 2029 Notes being redeemed. The applicable redemption price changes if redeemed during the 12-months beginning October 1 of each year to 101.25% for 2025 and then 100% for 2026 and thereafter.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
Convertible Senior Notes due 2023
On May 26, 2017, the Company completed the private offering of $345.0 million in aggregate principal amount of its 3.50% Convertible Senior Notes due June 1, 2023 (the "2023 Notes" or "Convertible Notes"). The 2023 Notes were issued pursuant to an Indenture, dated May 26, 2017 (the "2017 Indenture"), between the Company and Regions Bank, as trustee. The 2017 Indenture contains customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes are senior unsecured obligations of the Company. Interest on the 2023 Notes is payable semi-annually, in arrears, on June 1 and December 1 of each year.
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
•the Company elects to distribute to all, or substantially all, holders of its common stock the Company’s assets, debt securities or rights to purchase securities of the Company, which distribution has a share value exceeding 10% of the last reported sale price (as defined in the 2017 Indenture) on the trading day preceding the announcement of such distribution; or
•a transaction occurs that constitutes a fundamental change (as defined in the 2017 Indenture) or, the Company is party to a consolidation, merger, binding share exchange, or transfer or lease of all, or substantially all, of the Company's assets.
On or after March 1, 2023, the 2023 Notes will be convertible at any time. As of March 31, 2022, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes has occurred.
Furthermore, the Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time for cash, but only if the last reported sale price (as defined in the 2017 Indenture) of the Company's common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice.
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
The Company determined that the fair value of the 2023 Notes at the date of issuance was approximately $298.8 million, and designated the residual value of approximately $46.2 million as the equity component. Additionally, the Company allocated approximately $8.3 million of the $9.6 million of issuance cost as debt issuance cost and the remaining $1.3 million as equity issuance cost.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The balances of the liability component of the 2023 Notes outstanding as of March 31, 2022 and December 31, 2021, were as follows (amounts in thousands):

	March 31, 2022	December 31, 2021
Liability component - principal amount	$345,000	$345,000
Unamortized debt issuance costs	(2,055)	(2,476)
Liability component - net carrying amount	$342,945	$342,524
The Company amortizes debt issuance costs over the life of the debt using an effective interest rate of 4.00%.
Interest expense related to the 2023 Notes for the three and three months ended March 31, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense - stated coupon rate	$3,019	$3,019
Interest expense - amortization of debt issuance costs	420	404
Total interest expense - convertible notes	$3,439	$3,423
7. Derivatives:
The Company periodically enters into derivative financial instruments, typically interest rate swap agreements, interest rate caps and foreign currency contracts, to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the counterparty to assess the counterparty's ability to honor its obligation. Counterparty default would expose the Company to fluctuations in interest and currency rates. Derivative financial instruments are recognized at fair value in the Company's Consolidated Balance Sheets.
The following tables summarize the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$15,337	Other assets	$6,251
Interest rate contracts	Other liabilities	1,114	Other liabilities	14,879
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	6,080	Other assets	3,534
Foreign currency contracts	Other liabilities	1,946	Other liabilities	11,099
Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of March 31, 2022 and December 31, 2021, the notional amount of interest rate contracts designated as cash flow hedging instruments was $757.3 million and $869.1 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remained highly effective at March 31, 2022 and have terms of one to four years. The Company estimates that approximately $2.4 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months.
The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the Company's Consolidated Financial Statements for the three months ended March 31, 2022 and 2021 (amounts in thousands):

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Gain or (loss) recognized in OCI, net of tax
Derivatives designated as cash flow hedging instruments	March 31, 2022	March 31, 2021
Interest rate contracts	$16,410	$9,692
	Gain or (loss) reclassified from OCI into income
Location of gain or (loss) reclassified from OCI into income	March 31, 2022	March 31, 2021
Interest expense, net	$(2,734)	$(3,336)
Derivatives Not Designated as Hedging Instruments:
Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. The Company also enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. As of March 31, 2022 and December 31, 2021, the notional amount of foreign currency contracts that were not designated as hedging instruments was $1,135.0 million and $1,061.7 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's Consolidated Income Statements for the three months ended March 31, 2022 and 2021 (amounts in thousands):

		Amount of gain or (loss) recognized in income
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	March 31, 2022	March 31, 2021
Foreign currency contracts	Foreign exchange gain	$6,493	$2,097
Foreign currency contracts	Interest expense, net	(332)	114
8. Fair Value:
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The carrying amounts in the table were recorded in the Company's Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$79,089	$79,089	$87,584	$87,584
Finance receivables, net	3,310,747	3,166,420	3,428,285	3,317,658
Financial liabilities:
Interest-bearing deposits	117,035	117,035	124,623	124,623
Revolving lines of credit	1,100,287	1,100,287	1,167,806	1,167,806
Term loan	457,500	457,500	460,000	460,000
Senior Notes	650,000	645,568	650,000	673,366
Convertible Notes	345,000	383,309	345,000	406,607
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following tables were measured at fair value on a recurring basis in the Company's Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$75,202	$—	$—	$75,202
Exchange traded funds	3,406	—	—	3,406
Mutual funds	508	—	—	508
Derivative contracts (recorded in Other assets)	—	21,417	—	21,417
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	3,060	—	3,060

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$77,538	$—	$—	$77,538
Exchange traded funds	1,746	—	—	1,746
Mutual funds	508	—	—	508
Derivative contracts (recorded in Other assets)	—	9,785	—	9,785
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	25,978	—	25,978
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
Investments measured using net asset value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities, including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the NAV practical expedient was $5.1 million as of both March 31, 2022 and December 31, 2021.

PRA Group, Inc.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Loss:
The following tables provide details about the reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
Gains and losses on cash flow hedges	2022	2021	Affected line in the Consolidated Income Statement
Interest rate swaps	$(2,734)	$(3,336)	Interest expense, net
Income tax effect of item above	564	705	Income tax expense
Total losses on cash flow hedges	$(2,170)	$(2,631)	Net of tax
The following table represents the changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31, 2022
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(221)	$(5,371)	$(261,317)	$(266,909)
Other comprehensive (loss)/gain before reclassifications	(160)	16,410	4,780	21,030
Reclassifications, net	—	2,170	—	2,170
Net current period other comprehensive (loss)/gain	(160)	18,580	4,780	23,200
Balance at end of period	$(381)	$13,209	$(256,537)	$(243,709)

	Three Months Ended March 31, 2021
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$127	$(33,349)	$(212,569)	$(245,791)
Other comprehensive gain/(loss) before reclassifications	—	9,692	(20,108)	(10,416)
Reclassifications, net	—	2,631	—	2,631
Net current period other comprehensive gain/(loss)	—	12,323	(20,108)	(7,785)
Balance at end of period	$127	$(21,026)	$(232,677)	$(253,576)
(1) Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(1.2) million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively.
10. Earnings per Share:
Basic EPS are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Convertible Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the Convertible Notes since issuance through March 31, 2022. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
On July 29, 2021, the Board of Directors of the Company ("Board of Directors") approved a share repurchase program to purchase up to $150.0 million of the Company's outstanding shares of common stock. On October 28, 2021, the Board of Directors authorized an increase of $80.0 million to the existing program for a total of $230.0 million. On February 25, 2022, the Company completed its $230.0 million share repurchase program. Also on February 25, 2022, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its outstanding common stock.

PRA Group, Inc.
Notes to Consolidated Financial Statements
For the three months ended March 31, 2022, the Company repurchased 860,031 shares of its common stock for approximately $39.5 million, at an average price of $45.88 per share. The Company's practice is to retire the shares it repurchases.
The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2022 and 2021 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2022			2021
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$39,972	40,777	$0.98	$58,406	45,669	$1.28
Dilutive effect of nonvested share awards		527	(0.01)		376	(0.01)
Diluted EPS	$39,972	41,304	$0.97	$58,406	46,045	$1.27
There were no options outstanding, antidilutive or otherwise, as of March 31, 2022 and 2021.
11. Income Taxes:
The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 740 "Income Taxes" ("ASC 740") as it relates to the provision for income taxes and uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
At March 31, 2022, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $68.0 million and $61.9 million as of March 31, 2022 and December 31, 2021, respectively.
12. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with each of its U.S. executive officers, which expire on December 31, 2023. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company’s overall performance against its short and long-term financial and strategic objectives. The agreements also contain customary confidentiality and non-compete provisions. At March 31, 2022, estimated future compensation under these agreements was approximately $12.0 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $12.0 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2022, was $618.9 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at March 31, 2022, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities.
Matters that are not considered routine in nature legal proceedings were disclosed previously in the 2021 Form 10-K.
13. Recently Issued Accounting Standards:
Recently issued accounting standards adopted:
Reference Rate Reform
In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Overall" ("ASU 2021-01"). ASU 2021-01 expands the scope of ASC 848 to include derivatives affected by the discounting transition for certain optional expedients and exceptions. ASU 2021-01 is effective immediately for a limited time through December 31, 2022. The Company assessed whether amendments and modifications to its swap agreements and borrowing agreements qualify for any optional expedients. During the first quarter of 2022, the Company elected certain of the optional expedients to maintain cash flow hedge accounting for swap agreements with a combined notional amount of $422.8 million.
Recently issued accounting standards not yet adopted:
The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
All references in this Quarterly Report on Form 10-Q (this "Quarterly Report") to "PRA Group," "we," "our," "us," "the Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
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
•uncertainty about the transition from the London Inter-Bank Offer Rate;
•disruptions of business operations caused by cybersecurity incidents or the underperformance or failure of information technology infrastructure, networks or communication systems; and
•the "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K") and in other filings with the Securities and Exchange Commission.
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
•"Portfolio acquisitions" refers to all nonperforming loan portfolios added as a result of a purchase, but also includes portfolios added as a result of a business acquisition.
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

Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. We are headquartered in Norfolk, Virginia, and as of March 31, 2022, employed 3,444 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Macroeconomic Update
We continue to monitor developments related to the COVID-19 pandemic, and to date, have been able to mitigate the effects on our overall operations. During the first quarter of 2022, the trends we experienced in the latter part of 2021 have largely continued with the easing or lifting of COVID-19 restrictions leading to increased consumer spending and travel. Leading financial industry publications have indicated that excess consumer liquidity has resulted in lower levels of charge offs across most lending institutions. As a result, this has caused a decrease in the supply of fresh portfolios available for purchase in the U.S. resulting in a lower level of portfolio purchases and pricing pressures. We expect these trends to continue in the near-term; however, consistent with our experience during previous economic cycles, we believe charge offs will increase leading to a greater level of supply, which we anticipate could occur later in 2022. For additional information regarding our response to COVID-19, see Part I, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" to our 2021 Form 10-K.
Furthermore, the combination of robust demand for goods and services and supply chain constraints lingering from the prior year have contributed to elevated levels of inflation. The Russian invasion of Ukraine, including the resulting sanctions on Russia, has caused a shock to the energy markets increasing the inflationary pressure on energy costs. We cannot predict the full extent to which the COVID-19 pandemic, the inflationary environment or the Russian invasion of the Ukraine will impact our business, results of operations and financial condition due to numerous evolving factors. See Part I, Item 1A "Risk Factors" of our 2021 Form 10-K.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth our Consolidated Income Statement amounts as a percentage of Total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2022		2021
Revenues:
Portfolio income	$207,532	86.3%	$231,672	80.0%
Changes in expected recoveries	29,914	12.4	50,136	17.3
Total portfolio revenue	237,446	98.7	281,808	97.3
Fee income	1,830	0.8	2,181	0.8
Other revenue	1,329	0.5	5,480	1.9
Total revenues	240,605	100.0	289,469	100.0

Operating expenses:
Compensation and employee services	71,096	29.5	73,984	25.6
Legal collection fees	10,873	4.5	12,926	4.5
Legal collection costs	16,557	6.9	21,312	7.4
Agency fees	17,388	7.2	15,591	5.4
Outside fees and services	19,378	8.1	20,760	7.1
Communication	12,583	5.2	12,663	4.4
Rent and occupancy	4,987	2.1	4,480	1.5
Depreciation and amortization	3,778	1.6	3,981	1.4
Other operating expenses	11,998	5.0	13,018	4.5
Total operating expenses	168,638	70.1	178,715	61.8
Income from operations	71,967	29.9	110,754	38.2
Other income and (expense):
Interest expense, net	(31,748)	(13.2)	(31,552)	(10.9)
Foreign exchange loss	(532)	(0.2)	(26)	—
Other	(490)	(0.2)	26	—
Income before income taxes	39,197	16.3	79,202	27.3
Income tax expense	4,579	1.9	17,322	5.9
Net income	34,618	14.4	61,880	21.4
Adjustment for net (loss)/income attributable to noncontrolling interests	(5,354)	(2.2)	3,474	1.2
Net income attributable to PRA Group, Inc.	$39,972	16.6%	$58,406	20.2%

Three Months Ended March 31, 2022 Compared To Three Months Ended March 31, 2021
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Americas and Australia Core	$270,284	$347,638	$(77,354)	(22.3)%
Americas Insolvency	35,209	35,253	(44)	(0.1)
Europe Core	151,162	149,486	1,676	1.1
Europe Insolvency	24,325	23,510	815	3.5
Total cash collections	$480,980	$555,887	$(74,907)	(13.5)%

Cash collections adjusted (1)	$480,980	$548,761	$(67,781)	(12.4)%
(1) Cash collections adjusted refers to 2021 cash collections remeasured using 2022 exchange rates.
Cash collections were $481.0 million for the three months ended March 31, 2022, a decrease of $74.9 million, or 13.5%, compared to $555.9 million for the three months ended March 31, 2021. The decrease was primarily due to lower cash collections of $61.1 million, or 27.5%, in U.S. call center and other collections, which we believe was mainly due to excess consumer liquidity during 2021 and lower levels of portfolio purchasing during the pandemic. Additionally, U.S. legal collections decreased $13.1 million, or 14.1%, mainly due to a lower volume of accounts in the legal channel. Europe cash collections increased slightly by $2.5 million, or 1.4%, primarily reflecting high levels of portfolio purchases in the last few years and the impact of foreign exchange rates.
Revenues
A summary of our revenue generation during the three months ended March 31, 2022 and 2021 is as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Portfolio income	$207,532	$231,672	$(24,140)	(10.4)%
Changes in expected recoveries	29,914	50,136	(20,222)	(40.3)
Total portfolio revenue	237,446	281,808	(44,362)	(15.7)
Fee income	1,830	2,181	(351)	(16.1)
Other revenue	1,329	5,480	(4,151)	(75.7)
Total revenues	$240,605	$289,469	$(48,864)	(16.9)%
Total Portfolio Revenue
Total portfolio revenue was $237.4 million for the three months ended March 31, 2022, a decrease of $44.4 million, or 15.7%, compared to $281.8 million for the three months ended March 31, 2021. The decrease reflects a $24.1 million decrease in Portfolio income primarily driven by lower purchasing. Additionally, the decrease reflects a $20.2 million decrease in Changes in expected recoveries primarily due to a $20.5 million write down on one portfolio in Brazil.
Other Income
Other income was $1.3 million for the three months ended March 31, 2022, a decrease of $4.2 million, compared to $5.5 million for the three months ended March 31, 2021. The decrease reflects a gain on sale from certain other assets in the first quarter of 2021.
Operating Expenses
Total operating expenses were $168.6 million for the three months ended March 31, 2022, a decrease of $10.1 million, or 5.7%, compared to $178.7 million for the three months ended March 31, 2021.

Compensation and Employee Services
Compensation and employee services expenses were $71.1 million for the three months ended March 31, 2022, a decrease of $2.9 million, or 3.9%, compared to $74.0 million for the three months ended March 31, 2021. The decrease was primarily attributable to lower collector compensation costs in the U.S. call centers. Total full-time equivalents decreased to 3,444 as of March 31, 2022, from 3,822 as of March 31, 2021 as we continue to drive productivity in the U.S. call centers.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $10.9 million for the three months ended March 31, 2022, a decrease of $2.0 million, or 15.5%, compared to $12.9 million for the three months ended March 31, 2021 primarily reflecting lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $16.6 million for the three months ended March 31, 2022, a decrease of $4.7 million, or 22.1%, compared to $21.3 million for the three months ended March 31, 2021. The decrease was primarily due to the continued impact from lower levels of accounts placed into the legal channel in the U.S. as a result of the prior year shift in cash collections from the legal channel to the call centers.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $17.4 million for the three months ended March 31, 2022, an increase of $1.8 million, or 11.5%, compared to $15.6 million for the three months ended March 31, 2021 primarily reflecting an increase in third party collections in certain countries outside the U.S.
Outside Fees and Services
Outside fees and services expenses were $19.4 million for the three months ended March 31, 2022, a decrease of $1.4 million, or 6.7%, compared to $20.8 million for the three months ended March 31, 2021 mainly due to decreased audit fees and fees related to a lower number of debit card transactions. These decreases were partially offset by higher corporate legal costs.
Interest Expense, Net
Interest expense, net was $31.7 million for the three months ended March 31, 2022, compared to $31.6 million for the three months ended March 31, 2021. The lower levels of average outstanding borrowings on our debt obligations was offset by higher interest rates.
Interest expense, net consisted of the following for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Interest on debt obligations and unused line fees	$16,795	$20,910	$(4,115)	(19.7)%
Interest on senior notes	9,907	5,531	4,376	79.1
Coupon interest on convertible notes	3,019	3,019	—	—
Amortization of loan fees and other loan costs	2,627	2,256	371	16.4
Interest income	(600)	(164)	(436)	265.9
Interest expense, net	$31,748	$31,552	$196	0.6%
Income Tax Expense
Income tax expense was $4.6 million for the three months ended March 31, 2022, a decrease of $12.7 million, or 73.4%, compared to $17.3 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, our effective tax rate was 11.7%, compared to 21.9% for the three months ended March 31, 2021. The decreases in income tax expense and our effective tax rate were primarily due to a reduction in income before taxes, which decreased $40.0 million, or 50.5% and discrete items in the quarter.

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
Revenue recognition is driven by estimates of the amount and timing of collections. We record new portfolio acquisitions at the purchase price, which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, the annual pool is aggregated and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the effective interest rate is fixed at the amount we expect to collect discounted at the rate to equate purchase price to the recovery estimate. During the first year following purchase, we typically do not allow purchase price multiples to expand. Subsequent to the initial year, as we gain collection experience and confidence with a pool of accounts, we regularly update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of categories of portfolio segments and related geographies.

Purchase Price Multiples as of March 31, 2022 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple (5)
Americas and Australia Core
1996-2011	$1,287,821	$4,120,576	$23,760	320%	240%
2012	254,076	652,359	9,692	257%	226%
2013	390,826	895,469	15,406	229%	211%
2014	404,117	860,995	26,686	213%	204%
2015	443,114	909,879	73,147	205%	205%
2016	455,767	1,111,717	149,697	244%	201%
2017	532,851	1,215,288	215,435	228%	193%
2018	653,975	1,392,227	257,838	213%	202%
2019	581,476	1,262,829	390,874	217%	206%
2020	435,668	940,908	465,621	216%	213%
2021	435,846	815,458	705,018	187%	191%
2022	92,317	161,069	158,656	174%	174%
Subtotal	5,967,854	14,338,774	2,491,830
Americas Insolvency
1996-2011	786,827	1,752,738	628	223%	174%
2012	251,395	393,135	48	156%	136%
2013	227,834	355,374	303	156%	133%
2014	148,420	218,938	1,175	148%	124%
2015	63,170	87,501	318	139%	125%
2016	91,442	116,398	798	127%	123%
2017	275,257	354,405	16,594	129%	125%
2018	97,879	135,030	31,899	138%	127%
2019	123,077	164,379	70,431	134%	128%
2020	62,130	86,298	58,929	139%	136%
2021	55,187	74,991	66,027	136%	136%
2022	9,118	11,880	11,846	130%	130%
Subtotal	2,191,736	3,751,067	258,996
Total Americas and Australia	8,159,590	18,089,841	2,750,826
Europe Core
2012	20,409	42,893	—	210%	187%
2013	20,334	26,454	—	130%	119%
2014	773,811	2,240,226	419,645	290%	208%
2015	411,340	718,933	184,673	175%	160%
2016	333,090	561,591	230,564	169%	167%
2017	252,174	353,518	144,408	140%	144%
2018	341,775	526,571	264,369	154%	148%
2019	518,610	775,328	448,151	150%	152%
2020	324,119	554,006	381,766	171%	172%
2021	412,411	701,400	620,962	170%	170%
2022	37,943	62,847	61,040	166%	166%
Subtotal	3,446,016	6,563,767	2,755,578
Europe Insolvency
2014	10,876	18,447	15	170%	129%
2015	18,973	28,979	628	153%	139%
2016	39,338	56,750	3,280	144%	130%
2017	39,235	49,398	8,401	126%	128%
2018	44,908	50,640	18,113	113%	123%
2019	77,218	102,101	46,840	132%	130%
2020	105,440	135,908	82,789	129%	129%
2021	53,230	71,526	60,699	134%	134%
2022	8,778	11,829	11,810	135%	135%
Subtotal	397,996	525,578	232,575
Total Europe	3,844,012	7,089,345	2,988,153
Total PRA Group	$12,003,602	$25,179,186	$5,738,979
(1)Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented at the exchange rate at the end of the year in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the portfolio are presented at the year-end exchange rate for the respective year of purchase.
(3)Non-U.S. amounts are presented at the year-end exchange rate for the respective year of purchase.
(4)Non-U.S. amounts are presented at the March 31, 2022 exchange rate.
(5)The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of March 31, 2022 Amounts in thousands
Purchase Period	Cash Collections (1)	Portfolio Income (1)	Changes in Expected Recoveries (1)	Total Portfolio Revenue (1)	Net Finance Receivables as of March 31, 2022 (2)
Americas and Australia Core
1996-2011	$4,896	$2,552	$1,720	$4,272	$5,808
2012	2,175	818	879	1,697	3,969
2013	3,784	1,309	1,157	2,466	7,444
2014	4,536	1,656	1,562	3,218	10,945
2015	6,225	3,667	(697)	2,970	28,192
2016	12,851	8,970	(2,899)	6,071	51,370
2017	25,253	12,009	1,300	13,309	96,421
2018	46,510	15,233	21,013	36,246	157,922
2019	55,143	22,294	11,704	33,998	223,137
2020	58,529	25,954	5,189	31,143	272,211
2021	48,010	32,061	(31,445)	616	371,339
2022	2,372	1,872	(518)	1,354	91,253
Subtotal	270,284	128,395	8,965	137,360	1,320,011
Americas Insolvency
1996-2011	129	162	(33)	129	—
2012	136	19	117	136	—
2013	169	70	99	169	—
2014	203	241	(63)	178	118
2015	167	62	98	160	210
2016	575	116	(78)	38	522
2017	7,694	996	1,121	2,117	14,715
2018	6,845	1,055	1,032	2,087	28,539
2019	10,167	1,748	1,228	2,976	62,299
2020	4,735	1,610	226	1,836	47,568
2021	4,353	1,831	(11)	1,820	51,125
2022	36	60	—	60	9,142
Subtotal	35,209	7,970	3,736	11,706	214,238
Total Americas and Australia	305,493	136,365	12,701	149,066	1,534,249
Europe Core
2012	259	—	259	259	—
2013	151	—	151	151	—
2014	32,690	20,539	7,829	28,368	125,532
2015	12,028	5,533	41	5,574	98,264
2016	10,513	5,142	100	5,242	135,768
2017	7,257	2,496	395	2,891	99,579
2018	15,099	4,961	791	5,752	175,277
2019	25,771	7,894	2,138	10,032	304,920
2020	19,694	7,668	1,359	9,027	234,001
2021	25,868	11,318	2,086	13,404	371,587
2022	1,832	409	1,033	1,442	37,385
Subtotal	151,162	65,960	16,182	82,142	1,582,313
Europe Insolvency
2014	84	8	71	79	9
2015	223	78	(21)	57	472
2016	935	231	(87)	144	2,531
2017	2,093	204	163	367	7,715
2018	2,781	402	(708)	(306)	16,303
2019	5,574	1,091	331	1,422	40,308
2020	8,997	1,800	801	2,601	70,849
2021	3,620	1,344	458	1,802	47,173
2022	18	49	23	72	8,825
Subtotal	24,325	5,207	1,031	6,238	194,185
Total Europe	175,487	71,167	17,213	88,380	1,776,498
Total PRA Group	$480,980	$207,532	$29,914	$237,446	$3,310,747
(1)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(2)Non-U.S. amounts are presented at the March 31, 2022 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.

Cash Collections by Year, By Year of Purchase (1) as of March 31, 2022 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total
Americas and Australia Core
1996-2011	$1,287.8	$2,419.5	$486.0	$381.3	$266.3	$183.1	$119.0	$78.0	$56.0	$45.0	$29.7	$20.8	$4.9	$4,089.6
2012	254.1	—	56.9	173.6	146.2	97.3	60.0	40.0	27.8	17.9	11.8	9.0	2.2	642.7
2013	390.8	—	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	23.2	16.7	3.8	880.1
2014	404.1	—	—	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	22.3	4.5	826.8
2015	443.1	—	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	6.2	839.8
2016	455.8	—	—	—	—		138.7	256.5	194.6	140.6	105.9	74.2	12.9	923.4
2017	532.9	—	—	—	—	—	—	107.3	278.7	256.5	192.5	130.0	25.3	990.3
2018	654.0	—	—	—	—	—	—	—	122.7	361.9	337.7	239.9	46.5	1,108.7
2019	581.5	—	—	—	—	—	—	—	—	143.8	349.0	289.8	55.1	837.7
2020	435.7	—	—	—	—	—	—	—	—	—	133.0	284.3	58.5	475.8
2021	435.8	—	—	—	—	—	—	—	—	—	—	85.0	48.0	133.0
2022	92.3	—	—	—	—	—	—	—	—	—	—	—	2.4	2.4
Subtotal	5,967.9	2,419.5	542.9	656.5	753.0	844.8	837.2	860.8	945.0	1,141.5	1,271.9	1,206.9	270.3	11,750.3
Americas Insolvency
1996-2011	786.8	667.4	336.8	313.7	244.7	128.2	44.6	8.4	4.0	2.1	1.3	0.8	0.1	1,752.1
2012	251.4	—	17.4	103.6	94.1	80.1	60.7	29.3	4.3	1.9	0.9	0.6	0.1	393.0
2013	227.8	—	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	1.3	0.8	0.2	355.1
2014	148.4	—	—	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	1.1	0.2	217.7
2015	63.2	—	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.2	87.3
2016	91.4	—	—	—	—	—	18.9	30.4	25.0	19.9	14.4	7.4	0.6	116.6
2017	275.3	—	—	—	—	—	—	49.1	97.3	80.9	58.8	44.0	7.7	337.8
2018	97.9	—	—	—	—	—	—	—	6.7	27.4	30.5	31.6	6.8	103.0
2019	123.1	—	—	—	—	—	—	—	—	13.4	31.4	39.1	10.2	94.1
2020	62.1	—	—	—	—	—	—	—	—	—	6.5	16.1	4.7	27.3
2021	55.2	—	—	—	—	—	—	—	—	—	—	4.5	4.4	8.9
2022	9.1	—	—	—	—	—	—	—	—	—	—	—	—	—
Subtotal	2,191.7	667.4	354.2	469.8	458.4	344.3	249.8	222.5	207.8	181.0	155.2	147.3	35.2	3,492.9
Total Americas and Australia	8,159.6	3,086.9	897.1	1,126.3	1,211.4	1,189.1	1,087.0	1,083.3	1,152.8	1,322.5	1,427.1	1,354.2	305.5	15,243.2
Europe Core
2012	20.4	—	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	1.2	1.2	0.3	39.8
2013	20.3	—	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.7	0.7	0.2	24.2
2014	773.8	—	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.2	32.7	1,623.3
2015	411.3	—	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	12.0	497.0
2016	333.1	—	—	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	10.5	355.4
2017	252.2	—	—	—	—	—	—	17.9	56.0	44.1	36.1	34.8	7.3	196.2
2018	341.8	—	—	—	—	—	—	—	24.3	88.7	71.2	69.1	15.1	268.4
2019	518.6	—	—	—	—	—	—	—	—	47.9	125.7	121.4	25.8	320.8
2020	324.1	—	—	—	—	—	—	—	—	—	32.4	91.7	19.7	143.8
2021	412.4	—	—	—	—	—	—	—	—	—	—	48.4	25.9	74.3
2022	37.9	—	—	—	—	—	—	—	—	—	—	—	1.7	1.7
Subtotal	3,445.9	—	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.1	519.7	614.6	151.2	3,544.9
Europe Insolvency
2014	10.9	—	—	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.1	16.7
2015	19.0	—	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.2	25.8
2016	39.3	—	—	—	—	—	6.2	12.7	12.9	10.7	7.9	6.0	0.9	57.3
2017	39.2	—	—	—	—	—	—	1.2	7.9	9.2	9.8	9.4	2.1	39.6
2018	44.9	—	—	—	—	—	—	—	0.6	8.4	10.3	11.7	2.8	33.8
2019	77.2	—	—	—	—	—	—	—	—	5.1	21.1	23.9	5.6	55.7
2020	105.4	—	—	—	—	—	—	—	—	—	6.1	34.6	9.0	49.7
2021	53.3	—	—	—	—	—	—	—	—	—	—	5.4	3.6	9.0
2022	8.8	—	—	—	—	—	—	—	—	—	—	—	—	—
Subtotal	398.0	—	—	—	—	7.3	14.5	22.1	28.8	38.8	58.9	92.9	24.3	287.6
Total Europe	3,843.9	—	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	578.6	707.5	175.5	3,832.5
Total PRA Group	$12,003.5	$3,086.9	$908.7	$1,142.4	$1,378.7	$1,539.7	$1,492.1	$1,512.4	$1,625.0	$1,841.4	$2,005.7	$2,061.7	$481.0	$19,075.7
(1)Non-U.S. amounts are presented using the average exchange rates during the cash collection period.
(2)Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(3)Non-U.S. amounts are presented at the exchange rate at the end of the year in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated remaining collections
The following chart shows our ERC of $5,739.0 million at March 31, 2022 by geographical region (amounts in millions).
The following chart shows our ERC by year for the 12 month periods ending March 31 in each of the years presented below. The forecast amounts reflect our estimate at March 31, 2022 of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollars at the March 31, 2022 exchange rate.
Seasonality
Typically cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. In the first quarter of 2022, this spike was not as pronounced. Additionally, 2021 and 2020 deviated from usual seasonal patterns due to the impact of the COVID-19 pandemic. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.

Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated (amounts in thousands).

Cash Collections by Geography and Type
	2022	2021				2020
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas and Australia Core	$270,284	$257,705	$276,691	$324,845	$347,638	$286,524	$336,322	$343,269
Americas Insolvency	35,209	36,851	37,464	37,768	35,253	36,048	37,344	38,685
Europe Core	151,162	155,853	151,625	157,637	149,486	141,471	131,702	115,145
Europe Insolvency	24,325	23,262	22,574	23,579	23,510	17,830	13,971	12,841
Total Cash Collections	$480,980	$473,671	$488,354	$543,829	$555,887	$481,873	$519,339	$509,940
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands).

Cash Collections by Source - Core Portfolios Only
	2022	2021				2020
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Call Center and Other Collections	$291,266	$283,606	$298,717	$338,022	$355,043	$296,865	$325,898	$319,236
External Legal Collections	55,179	55,760	54,445	61,836	65,613	58,481	68,861	70,310
Internal Legal Collections	75,001	74,192	75,154	82,624	76,468	72,649	73,265	68,868
Total Core Cash Collections	$421,446	$413,558	$428,316	$482,482	$497,124	$427,995	$468,024	$458,414
Collections Productivity (U.S. Portfolio)
The following tables displays a collections productivity measure for our U.S. Portfolios for the periods indicated.

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2022	2021	2020	2019	2018
First Quarter	$261	$279	$172	$139	$121
Second Quarter	—	270	263	139	101
Third Quarter	—	242	246	124	107
Fourth Quarter	—	232	204	128	104
(1)Represents total cash collections less internal legal cash collections, external legal cash collections, and insolvency cash collections from trustee-administered accounts.

Cash Efficiency Ratio
The following table displays our cash efficiency for the periods indicated.

Cash Efficiency Ratio (1)
	2022	2021	2020
First Quarter	65.1%	68.0%	61.5%
Second Quarter	—	66.8	68.7
Third Quarter	—	62.4	65.6
Fourth Quarter	—	63.5	61.9
Full Year	—	65.3	64.5
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.

Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2012. It also includes the acquisition date nonperforming loan portfolios that were acquired through our business acquisitions. The 2022 totals represent portfolio acquisitions through the three months ended March 31, 2022 while the prior year totals are for the full year.
The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands).

Portfolio Acquisitions by Geography and Type
	2022	2021				2020
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas and Australia Core	$90,639	$90,263	$162,451	$98,901	$88,912	$67,460	$84,139	$110,474
Americas Insolvency	9,118	21,183	9,878	14,642	9,486	12,504	14,328	14,527
Europe Core	38,764	60,430	212,194	106,134	44,095	137,647	74,930	34,247
Europe Insolvency	8,929	29,820	7,424	—	16,468	72,171	4,203	5,251
Total Portfolio Acquisitions	$147,450	$201,696	$391,947	$219,677	$158,961	$289,782	$177,600	$164,499
Portfolio Acquisitions by Stratification (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 59 million customer accounts in the U.S. (amounts in thousands).

U.S. Portfolio Acquisitions by Major Asset Type
	2022		2021
	Q1		Q4		Q3		Q2		Q1
Major Credit Cards	$18,160	23.0%	$50,017	51.4%	$46,888	48.9%	$43,229	38.9%	$28,230	31.1%
Private Label Credit Cards	46,195	58.6	28,293	29.1	42,249	44.1	52,475	47.3	50,180	55.4
Consumer Finance	13,968	17.7	4,617	4.8	6,081	6.3	12,555	11.3	11,861	13.1
Auto Related	514	0.7	14,319	14.7	668	0.7	2,741	2.5	381	0.4
Total	$78,837	100.0%	$97,246	100.0%	$95,886	100.0%	$111,000	100.0%	$90,652	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2022		2021
	Q1		Q4		Q3		Q2		Q1
Fresh (1)	$29,077	41.7%	$17,096	22.5%	$21,511	25.0%	$29,031	30.1%	$21,502	26.4%
Primary (2)	11,445	16.4	557	0.7	560	0.7	431	0.4	1,360	1.7
Secondary (3)	26,748	38.4	54,915	72.2	62,382	72.5	58,459	60.7	50,546	62.1
Other (4)	2,449	3.5	3,495	4.6	1,555	1.8	8,437	8.8	8,050	9.8
Total Core	69,719	100.0%	76,063	100.0%	86,008	100.0%	96,358	100.0%	81,458	100.0%
Insolvency	9,118		21,183		9,878		14,642		9,194
Total	$78,837		$97,246		$95,886		$111,000		$90,652
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
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, our management uses certain non-GAAP financial measures, including adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), to evaluate our operating and financial performance as well as to set performance goals. We present Adjusted EBITDA because we consider it an important supplemental measure of operations and financial performance. Our management believes Adjusted EBITDA helps provide enhanced period-to-period comparability of operations and financial performance, as it excludes certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business, and is useful to investors as other companies in the industry report similar financial measures. Adjusted EBITDA should not be considered as an alternative to net income determined in accordance with GAAP. In addition, our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures presented by other companies.
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
The following table is a reconciliation of net income, as reported in accordance with GAAP, to Adjusted EBITDA for the last 12 months ("LTM") as of March 31, 2022 and for the year ended December 31, 2021 (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	LTM	For the Year Ended
	March 31, 2022	December 31, 2021
Net income attributable to PRA Group, Inc.	$164,724	$183,158
Adjustments:
Income tax expense	42,074	54,817
Foreign exchange losses/(gains)	1,315	809
Interest expense, net	124,339	124,143
Other expense (1)	234	(282)
Depreciation and amortization	15,053	15,256
Adjustment for net income attributable to noncontrolling interests	3,523	12,351
Recoveries applied to negative allowance less Changes in expected recoveries	957,984	988,050
Adjusted EBITDA	$1,309,246	$1,378,302
(1) Other expense/(income) reflects non-operating related activity.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our Debt to Adjusted EBITDA for the LTM as of March 31, 2022 and for the year ended December 31, 2021 (amounts in thousands):

Debt to Adjusted EBITDA
	LTM		For the Year Ended
	March 31, 2022		December 31, 2021
Borrowings	$2,539,462		$2,608,714
Adjusted EBITDA	$1,309,246		$1,378,302
Debt to Adjusted EBITDA	1.94	x	1.89	x
Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of March 31, 2022, cash and cash equivalents totaled $79.1 million. Of the cash and cash equivalents balance as of March 31, 2022, $68.0 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.

Borrowings. At March 31, 2022, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit (2)	$372,870	$703,193	$72,869
European revolving credit	727,417	662,583	498,215
Term loan	457,500	—	—
Senior Notes	650,000	—	—
Convertible Notes	345,000	—	—
Less: Debt discounts and issuance costs	(13,325)	—	—
Total	$2,539,462	$1,365,776	$571,084
(1) Available borrowings after calculation of current borrowing base and debt covenants as of March 31, 2022.
(2) Includes North American revolving credit facility and Colombian revolving credit facility.
Subsequent to March 31, 2022, in connection with the refinancing of our European credit facilities, our Eighth Amendment and Restatement to our European Credit Agreement was effective and, among other things, extended the agreement for one year and decreased aggregate borrowing limits by $600.0 million. Additionally, we entered into an $800.0 million new UK credit facility. For more information on our refinancing, refer to Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $128.8 million as of March 31, 2022). Interest-bearing deposits as of March 31, 2022 were $117.0 million.
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
Uses of Liquidity and Material Cash Requirements
Forward Flows. Contractual obligations over the next year are primarily related to purchase commitments. As of March 31, 2022, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $618.9 million, of which $617.1 million is due within the next 12 months. The $618.9 million is comprised of $366.3 million for the Americas and Australia and $252.6 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
Borrowings. Of our $2.5 billion borrowings at March 31, 2022, estimated interest, unused fees and principal payments for the next 12 months are approximately $110.0 million, of which, $10.3 million relates to principal. Beyond 12 months our principal payment obligations related to debt maturities occur between one and eight years. Many of our financing arrangements include restrictive covenants with which we must comply. As of March 31, 2022, we determined that we were in compliance with these covenants. For more information, see Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Share Repurchases. On February 25, 2022, we completed our $230.0 million share repurchase program. Also on February 25, 2022, our Board of Directors approved a new share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or other methods, subject to market and/or other conditions and applicable regulatory requirements. The new share repurchase program has no stated expiration date and does not obligate us to repurchase any specified amount of shares, remains subject to the discretion of our Board of Directors and, subject to compliance with applicable laws, may be modified, suspended or discontinued at any time. During the three months ended March 31, 2022, we repurchased 860,031 shares of our common stock for approximately $39.5 million. As of March 31, 2022, we had $127.7 million remaining for share repurchases under the new program. For more information, see Item 2 included in Part II of this Quarterly Report.
Leases. The majority of our leases have remaining lease terms of one to 13 years. As of March 31, 2022, we had $59.7 million in lease liabilities, of which approximately $10.0 million matures within the next 12 months. For more information, see Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Employment Agreements. We have entered into employment agreements with certain executive officers for approximately $12.0 million, of which $6.8 million is payable if executed within the next 12 months. Our U.S. executive officer agreements mature in December 2023, while executive officer agreements entered into outside of the U.S. are pursuant to local country regulations and typically do not have expiration dates. For more information, see Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
We believe that funds generated from operations and from cash collections on nonperforming loan portfolios, together with existing cash, available borrowings under our revolving credit facilities, including our new UK credit facility and recent modifications to the terms of our existing facilities, and access to the capital markets will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months and beyond. We may seek to access the debt or equity capital markets as we deem appropriate, market conditions permitting. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing from other sources.
Cash Flows Analysis
The following table summarizes our cash flow activity for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(22,744)	$20,208	$(42,952)
Investing activities	126,329	166,982	(40,653)
Financing activities	(112,647)	(192,955)	80,308
Effect of exchange rate on cash	910	(6,427)	7,337
Net decrease in cash and cash equivalents	$(8,152)	$(12,192)	$4,040
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
Net cash used in operating activities of $22.7 million for the three months ended March 31, 2022, decreased $43.0 million from net cash provided by operating activities of $20.2 million for three months ended March 31, 2021. The change was mainly driven by lower cash collections recognized as portfolio income and the impact of foreign currency transactions.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects purchases of nonperforming loans.
Cash provided by investing activities decreased $40.7 million during the three months ended March 31, 2022, primarily driven by a decrease of $50.3 million in recoveries applied to negative allowance slightly offset by an $11.9 million decrease in net of purchases of finance receivables reflecting the impact of cash collections in the prior year.
Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Cash used in financing activities decreased $80.3 million during the three months ended March 31, 2022, primarily driven by a decrease of $132.8 million in net payments on our lines of credit partially offset by $48.7 million of repurchases of our common stock during the three months ended March 31, 2022.

Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $68.0 million and $61.9 million as of March 31, 2022 and December 31, 2021, respectively. Refer to Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements see Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP. Some of our significant accounting policies require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. For a discussion of our significant accounting policies, refer to Note 1 to our Consolidated Financial Statements included in Item 8 of our 2021 Annual Report on Form 10-K.
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
During the first quarter 2021, we made assumptions that the majority of cash collections overperformance was due to acceleration of future collections rather than an increase to total expected collections. Therefore, we adjusted the next three to six month forecast to reflect collection trends from actual results with corresponding reductions to the collection forecast later in the forecast period. During the first quarter of 2022, this assumption remained relatively consistent. We adjusted some of our pools in the near-term (next six months) to reflect current collection trends with corresponding adjustments later in the forecast period.
Significant changes in such estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool. Generally, adjustments to reduce estimated cash forecasts for overperformance experienced in the current period result in a negative adjustment to revenue at an amount less than the impact of the overperformance due to the effects of discounting. Additionally, cash flow forecast increases will generally result in more revenue being recognized. Based on historical data, we determined there was no evidence to suggest that recent overperformance in cash was improvement to the total estimated collections instead of acceleration. This assumption resulted in offsetting reductions in future cash flow expectations across most of our geographies. As we continue to perform against these revised expectations, performance may vary, which could result in additional adjustments to our cash flow forecasts with a corresponding adjustment to total portfolio revenue.

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
If all or part of the deferred tax assets are determined not to be realizable in the future, we would establish a valuation allowance and charge to earnings the impact in the period such a determination is made. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings. The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. For further information regarding our uncertain tax positions, refer to Note 13 to our Consolidated Financial Statements included in Item 8 of our 2021 Annual Report on Form 10-K.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.6 billion as of March 31, 2022. Based on our debt structure at March 31, 2022, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $3.4 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $3.7 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive Income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at March 31, 2022. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts and zero interest rate floors on revolving loans under both our North America and European credit facilities.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended March 31, 2022, we generated $89.2 million of revenues from operations outside the U.S. and used 12 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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
When an entity's functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of other comprehensive income in our Consolidated Statements of Comprehensive Income and as a component of equity in our Consolidated Balance Sheets.
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European operations such that portfolio ownership and collections generally occur within the same entity. Our European credit facility is a multi-currency facility, allowing us to better match funding and portfolio acquisitions by currency. We actively monitor the value of our finance receivables by currency. In the event adjustments are required to our liability composition by currency we may, from time to time, execute re-balancing foreign exchange contracts to more closely align funding and portfolio acquisitions by currency.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of March 31, 2022, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On February 25, 2022, we completed our $230.0 million share repurchase program. Also on February 25, 2022, our Board of Directors approved a new share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. For more information, see Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report.
The following table provides information about our common stock purchased during the first quarter of 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Remaining Purchase Price for Share Repurchases Under the Program (1)
Period
January 1, 2022 to January 31, 2022	185,962	$48.47	185,962	$8,118
February 1, 2022 to February 28, 2022	176,415	46.20	176,415	150,000
March 1, 2022 to March 31, 2022	497,654	44.86	497,654	127,675
Total	860,031	$45.88	860,031
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
4.4
First Supplemental Indenture dated as of March 31, 2021 between PRA Group, Inc. and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed August 05, 2021 (File No. 000-50058)).

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

10.1
Eighth Amendment and Restatement Agreement to the Multicurrency Revolving Credit Facility Agreement, dated as of March 29, 2022 by and among PRA Group Europe Holding S.à.r.l., PRA Group Europe Holding S.à.r.l., Luxembourg, Zug Branch and DNB Bank ASA. (filed herewith).

10.2
Fifth Amendment to the Credit Agreement, dated as of March 29, 2022, by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (filed herewith).

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

PRA Group, Inc.
(Registrant)

May 9, 2022	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2022	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)