Form 10-Q
period 2022-06-30
PRA GROUP INC
filed 2022-08-09
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of August 3, 2022 was 38,975,989.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
June 30, 2022 and December 31, 2021
(Amounts in thousands)

	(unaudited)
	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$67,974	$87,584
Investments	86,386	92,977
Finance receivables, net	3,183,632	3,428,285
Income taxes receivable	42,207	41,146
Deferred tax assets, net	63,810	67,760
Right-of-use assets	55,877	56,713
Property and equipment, net	54,182	54,513
Goodwill	437,032	480,263
Other assets	97,653	57,002
Total assets	$4,088,753	$4,366,243
Liabilities and Equity
Liabilities:
Accounts payable	$4,689	$3,821
Accrued expenses	97,139	127,802
Income taxes payable	15,575	19,276
Deferred tax liabilities, net	44,029	36,630
Lease liabilities	60,681	61,188
Interest-bearing deposits	114,383	124,623
Borrowings	2,481,622	2,608,714
Other liabilities	28,268	59,352
Total liabilities	2,846,386	3,041,406
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 39,639 shares issued and outstanding at June 30, 2022; 100,000 shares authorized, 41,008 shares issued and outstanding at December 31, 2021	396	410
Additional paid-in capital	—	—
Retained earnings	1,554,237	1,552,845
Accumulated other comprehensive loss	(347,821)	(266,909)
Total stockholders' equity - PRA Group, Inc.	1,206,812	1,286,346
Noncontrolling interest	35,555	38,491
Total equity	1,242,367	1,324,837
Total liabilities and equity	$4,088,753	$4,366,243
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Revenues:
Portfolio income	$194,009	$219,137	$401,541	$450,809
Changes in expected recoveries	56,567	63,548	86,481	113,684
Total portfolio revenue	250,576	282,685	488,022	564,493
Fee income	6,467	2,453	8,297	4,634
Other revenue	1,219	491	2,548	5,971
Total revenues	258,262	285,629	498,867	575,098

Operating expenses:
Compensation and employee services	74,137	79,632	145,233	153,616
Legal collection fees	9,554	12,289	20,427	25,215
Legal collection costs	17,746	18,469	34,303	39,781
Agency fees	14,826	15,908	32,214	31,499
Outside fees and services	27,493	20,973	46,871	41,733
Communication	9,528	10,594	22,111	23,257
Rent and occupancy	4,633	4,643	9,620	9,123
Depreciation and amortization	3,865	3,815	7,643	7,796
Other operating expenses	12,743	15,092	24,741	28,110
Total operating expenses	174,525	181,415	343,163	360,130
Income from operations	83,737	104,214	155,704	214,968
Other income and (expense):
Interest expense, net	(31,562)	(30,836)	(63,310)	(62,388)
Foreign exchange gain/(loss)	1,319	(1,079)	787	(1,105)
Other	(181)	183	(671)	209
Income before income taxes	53,313	72,482	92,510	151,684
Income tax expense	14,177	11,921	18,756	29,243
Net income	39,136	60,561	73,754	122,441
Adjustment for net income/(loss) attributable to noncontrolling interests	2,652	4,565	(2,702)	8,039
Net income attributable to PRA Group, Inc.	$36,484	$55,996	$76,456	$114,402
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.92	$1.22	$1.90	$2.50
Diluted	$0.91	$1.22	$1.88	$2.48
Weighted average number of shares outstanding:
Basic	39,779	45,807	40,278	45,738
Diluted	39,900	46,059	40,602	46,051
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive (Loss)/Income
For the Three and Six Months Ended June 30, 2022 and 2021
(unaudited)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Net income	$39,136	$60,561	$73,754	$122,441
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(115,536)	19,087	(103,266)	(5,444)
Cash flow hedges	5,837	1,355	24,417	13,678
Debt securities available-for-sale	(242)	(142)	(402)	(142)
Other comprehensive (loss)/income	(109,941)	20,300	(79,251)	8,092
Total comprehensive (loss)/income	(70,805)	80,861	(5,497)	130,533
Less comprehensive (loss)/income attributable to noncontrolling interests	(3,177)	6,648	(1,041)	5,698
Comprehensive (loss)/income attributable to PRA Group, Inc.	$(67,628)	$74,213	$(4,456)	$124,835
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2022
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Interest	Equity
Balance at December 31, 2021	41,008	$410	$—	$1,552,845	$(266,909)	$38,491	$1,324,837
Components of comprehensive income, net of tax:
Net income	—	—	—	39,972	—	(5,354)	34,618
Currency translation adjustments	—	—	—	—	4,780	7,490	12,270
Cash flow hedges	—	—	—	—	18,580	—	18,580
Debt securities available-for-sale	—	—	—	—	(160)	—	(160)
Vesting of restricted stock	262	3	(3)	—	—	—	—
Repurchase and cancellation of common stock	(860)	(9)	4,527	(43,972)	—	—	(39,454)
Share-based compensation expense	—		3,891	—	—	—	3,891
Employee stock relinquished for payment of taxes	—	—	(8,415)	—	—	—	(8,415)
Balance at March 31, 2022	40,410	$404	$—	$1,548,845	$(243,709)	$40,627	$1,346,167
Components of comprehensive income, net of tax:
Net income	—	—	—	36,484	—	2,652	39,136
Currency translation adjustments	—	—	—	—	(109,707)	(5,829)	(115,536)
Cash flow hedges	—	—	—	—	5,837	—	5,837
Debt securities available-for-sale	—	—	—	—	(242)	—	(242)
Distributions to noncontrolling interest	—	—	—	—	—	(3,494)	(3,494)
Contributions from noncontrolling interest	—	—	—	—	—	1,599	1,599
Vesting of restricted stock	37	—	—	—	—	—	—
Repurchase and cancellation of common stock	(808)	(8)	(3,835)	(31,092)	—	—	(34,935)
Share-based compensation expense	—	—	3,849	—	—	—	3,849
Employee stock relinquished for payment of taxes	—	—	(14)	—	—	—	(14)
Balance at June 30, 2022	39,639	$396	$—	$1,554,237	$(347,821)	$35,555	$1,242,367

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

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021
(unaudited)
(Amounts in thousands)

	Six Months Ended
	2022	2021
Cash flows from operating activities:
Net income	$73,754	$122,441
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	7,740	8,153
Depreciation and amortization	7,643	7,796
Amortization of debt discount and issuance costs	5,098	4,647
Changes in expected recoveries	(86,481)	(113,684)
Deferred income taxes	484	(246)
Net unrealized foreign currency transactions	(22,597)	948
Fair value in earnings for equity securities	(148)	307
Other	(614)	(180)
Changes in operating assets and liabilities:
Other assets	(490)	5,901
Accounts payable	1,288	(18)
Income taxes payable, net	(5,941)	(1,724)
Accrued expenses	(16,505)	(11,142)
Other liabilities	(5,382)	(1,598)
Right of use asset/lease liability	387	36
Net cash (used)/provided by operating activities	(41,764)	21,637
Cash flows from investing activities:
Purchases of property and equipment, net	(8,212)	(4,098)
Purchases of finance receivables	(378,798)	(379,406)
Recoveries applied to negative allowance	535,537	657,344
Purchases of investments	(2,292)	(63,730)
Proceeds from sales and maturities of investments	775	31,220
Business acquisition, net of cash acquired	—	(647)
Net cash provided by investing activities	147,010	240,683
Cash flows from financing activities:
Proceeds from lines of credit	1,262,320	219,416
Principal payments on lines of credit	(1,267,470)	(496,700)
Principal payments on long-term debt	(5,000)	(5,000)
Repurchases of common stock	(86,371)	—
Payments of origination cost and fees	(7,727)	(260)
Tax withholdings related to share-based payments	(8,428)	(5,529)
Distributions paid to noncontrolling interest	(3,493)	(17,052)
Contributions from noncontrolling interest	1,599	—
Net increase in interest-bearing deposits	4,326	3,715
Net cash used in financing activities	(110,244)	(301,410)
Effect of exchange rate on cash	(14,958)	(1,313)
Net decrease in cash and cash equivalents	(19,956)	(40,403)
Cash and cash equivalents beginning of period	89,072	121,047
Cash and cash equivalents, end of period	$69,116	$80,644

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,487	$58,648
Cash paid for income taxes	24,127	31,093

Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per Consolidated Balance Sheets	$67,974	$76,013
Restricted cash included in Other assets per Consolidated Balance Sheets	1,142	4,631
Total cash, cash equivalents and restricted cash	$69,116	$80,644
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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of June 30, 2022, its Consolidated Income Statements and Statements of Comprehensive (Loss)/Income for the three and six months ended June 30, 2022 and 2021, and its Consolidated Statements of Changes in Equity and Statements of Cash Flows for the six months ended June 30, 2022 and 2021 have been included. The Company's Consolidated Income Statements for the three and six months ended June 30, 2022 may not be indicative of future results.
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
The following tables show the amount of revenue generated for the three and six months ended June 30, 2022 and 2021, and long-lived assets held at June 30, 2022 and 2021, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$136,852	$82,927	$168,689	$90,423
United Kingdom	45,880	12,105	42,459	2,299
Other (1)	75,530	15,027	74,481	12,241
Total	$258,262	$110,059	$285,629	$104,963

PRA Group, Inc.
Notes to Consolidated Financial Statements

	As of and for the		As of and for the
	Six Months Ended June 30, 2022		Six months ended June 30, 2021
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$288,277	$82,927	$346,870	$90,423
United Kingdom	89,834	12,105	90,636	2,299
Other (1)	120,756	15,027	137,592	12,241
Total	$498,867	$110,059	$575,098	$104,963
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
2. Finance Receivables, net:
Finance receivables, net consisted of the following at June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Amortized cost	$—	$—
Negative allowance for expected recoveries (1)	3,183,632	3,428,285
Balance at end of period	$3,183,632	$3,428,285
(1) The negative allowance balance includes certain portfolios of nonperforming loans for which the Company holds a beneficial interest representing approximately 0.9% of the balance.
Three Months Ended June 30, 2022 and 2021
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended June 30, 2022 and 2021 were as follows (amounts in thousands):

	Three Months Ended June 30, 2022
	Core	Insolvency	Total
Balance at beginning of period	$2,902,321	$408,426	$3,310,747
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	223,776	7,570	231,346
Foreign currency translation adjustment	(143,630)	(14,132)	(157,762)
Recoveries applied to negative allowance (2)	(211,028)	(46,238)	(257,266)
Changes in expected recoveries (3)	43,322	13,245	56,567
Balance at end of period	$2,814,761	$368,871	$3,183,632

	Three Months Ended June 30, 2021
	Core	Insolvency	Total
Balance at beginning of period	$2,891,474	$481,192	$3,372,666
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	205,035	14,642	219,677
Foreign currency translation adjustment	20,512	1,420	21,932
Recoveries applied to negative allowance (2)	(282,240)	(46,545)	(328,785)
Changes in expected recoveries (3)	60,182	3,366	63,548
Balance at end of period	$2,894,963	$454,075	$3,349,038

PRA Group, Inc.
Notes to Consolidated Financial Statements
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended June 30, 2022 and 2021 were as follows (amounts in thousands):

	Three Months Ended June 30, 2022
	Core	Insolvency	Total
Face value	$1,108,890	$36,076	$1,144,966
Noncredit discount	(145,332)	(3,250)	(148,582)
Allowance for credit losses at acquisition	(739,782)	(25,256)	(765,038)
Purchase price	$223,776	$7,570	$231,346

	Three Months Ended June 30, 2021
	Core	Insolvency	Total
Face value	$1,275,628	$60,316	$1,335,944
Noncredit discount	(172,655)	(5,515)	(178,170)
Allowance for credit losses at acquisition	(897,938)	(40,159)	(938,097)
Purchase price	$205,035	$14,642	$219,677
The initial negative allowance recorded on portfolio acquisitions for the three months ended June 30, 2022 and 2021 was as follows (amounts in thousands):

	Three Months Ended June 30, 2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(739,782)	$(25,256)	$(765,038)
Writeoffs, net	739,782	25,256	765,038
Expected recoveries	223,776	7,570	231,346
Initial negative allowance for expected recoveries	$223,776	$7,570	$231,346

	Three Months Ended June 30, 2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(897,938)	$(40,159)	$(938,097)
Writeoffs, net	897,938	40,159	938,097
Expected recoveries	205,035	14,642	219,677
Initial negative allowance for expected recoveries	$205,035	$14,642	$219,677
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were calculated as follows for the three months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30, 2022
	Core	Insolvency	Total
Recoveries (a)	$393,149	$58,126	$451,275
Less - amounts reclassified to portfolio income	182,121	11,888	194,009
Recoveries applied to negative allowance	$211,028	$46,238	$257,266

	Three Months Ended June 30, 2021
	Core	Insolvency	Total
Recoveries (a)	$486,121	$61,801	$547,922
Less - amounts reclassified to portfolio income	203,881	15,256	219,137
Recoveries applied to negative allowance	$282,240	$46,545	$328,785
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.

PRA Group, Inc.
Notes to Consolidated Financial Statements
(3) Changes in expected recoveries
Changes in expected recoveries consisted of the following for the three months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30, 2022
	Core	Insolvency	Total
Changes in expected future recoveries	$15,640	$5,059	$20,699
Recoveries received in excess of forecast	27,682	8,186	35,868
Changes in expected recoveries	$43,322	$13,245	$56,567

	Three Months Ended June 30, 2021
	Core	Insolvency	Total
Changes in expected future recoveries	$(5,350)	$(6,495)	$(11,845)
Recoveries received in excess of forecast	65,532	9,861	75,393
Changes in expected recoveries	$60,182	$3,366	$63,548
In order to make estimates of cash collections, the Company considered historical performance, current economic forecasts, short-term and long-term growth and consumer habits in the various geographies in which the Company operates. The Company considered recent collection activity in its determination to adjust assumptions related to estimated remaining collections ("ERC") for certain pools. Based on these considerations, the Company’s estimates incorporate changes in both amounts and in the timing of expected cash collections over the forecast period.
Changes in expected recoveries for the three months ended June 30, 2022 were a net positive $56.6 million. This reflects $35.9 million in recoveries received in excess of forecast reflecting cash collections overperformance and a $20.7 million positive adjustment to changes in expected future recoveries. The changes in expected future recoveries reflects the Company's assessment of certain older pools, where continued strong performance has resulted in an increase to the Company's forecasted ERC. The Company continues to believe that the majority of the overperformance it has experienced in its more recent pools was due to acceleration in the timing of cash collections rather than an increase in total expected collections.
Changes in expected recoveries for the three months ended June 30, 2021 were a net positive $63.5 million. This reflected $75.4 million in recoveries received in excess of forecast, which was largely due to significant cash collections overperformance in the second quarter of 2021, partially offset by an $11.8 million negative adjustment to changes in expected future recoveries. The changes in expected future recoveries reflected the Company's assumption that the majority of the overperformance was acceleration of future collections combined with adjustments in some geographies to increase near-term expected collections, to bring them in line with performance trends, with corresponding reductions made later in that forecast period.
Six Months Ended June 30, 2022 and 2021
Changes in the negative allowance for expected recoveries by portfolio segment for the six months ended June 30, 2022 and 2021 were as follows (amounts in thousands):

	Six Months Ended June 30, 2022
	Core	Insolvency	Total
Balance at beginning of period	$2,989,932	$438,353	$3,428,285
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	353,180	25,618	378,798
Foreign currency translation adjustment	(154,639)	(19,756)	(174,395)
Recoveries applied to negative allowance (2)	(442,181)	(93,356)	(535,537)
Changes in expected recoveries (3)	68,469	18,012	86,481
Balance at end of period	$2,814,761	$368,871	$3,183,632

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2021
	Core	Insolvency	Total
Balance at beginning of period	$3,019,477	$495,311	$3,514,788
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	338,042	40,596	378,638
Foreign currency translation adjustment	(3,737)	3,009	(728)
Recoveries applied to negative allowance (2)	(567,411)	(89,933)	(657,344)
Changes in expected recoveries (3)	108,592	5,092	113,684
Balance at end of period	$2,894,963	$454,075	$3,349,038
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the six months ended June 30, 2022 and 2021 were as follows (amounts in thousands):

	Six Months Ended June 30, 2022
	Core	Insolvency	Total
Face value	$2,056,947	$133,159	$2,190,106
Noncredit discount	(236,932)	(9,102)	(246,034)
Allowance for credit losses at acquisition	(1,466,835)	(98,439)	(1,565,274)
Purchase price	$353,180	$25,618	$378,798

	Six Months Ended June 30, 2021
	Core	Insolvency	Total
Face value	$2,364,283	$195,127	$2,559,410
Noncredit discount	(305,187)	(13,013)	(318,200)
Allowance for credit losses at acquisition	(1,721,054)	(141,518)	(1,862,572)
Purchase price	$338,042	$40,596	$378,638
The initial negative allowance recorded on portfolio acquisitions for the six months ended June 30, 2022 and 2021 was as follows (amounts in thousands):

	Six Months Ended June 30, 2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,466,835)	$(98,439)	$(1,565,274)
Writeoffs, net	1,466,835	98,439	1,565,274
Expected recoveries	353,180	25,618	378,798
Initial negative allowance for expected recoveries	$353,180	$25,618	$378,798

	Six Months Ended June 30, 2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,721,054)	$(141,518)	$(1,862,572)
Writeoffs, net	1,721,054	141,518	1,862,572
Expected recoveries	338,042	40,596	378,638
Initial negative allowance for expected recoveries	$338,042	$40,596	$378,638

PRA Group, Inc.
Notes to Consolidated Financial Statements
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were calculated as follows for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	Six Months Ended June 30, 2022
	Core	Insolvency	Total
Recoveries (a)	$818,657	$118,421	$937,078
Less - amounts reclassified to portfolio income	376,476	25,065	401,541
Recoveries applied to negative allowance	$442,181	$93,356	$535,537

	Six Months Ended June 30, 2021
	Core	Insolvency	Total
Recoveries (a)	$986,453	$121,700	$1,108,153
Less - amounts reclassified to portfolio income	419,042	31,767	450,809
Recoveries applied to negative allowance	$567,411	$89,933	$657,344
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries consisted of the following for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	Six Months Ended June 30, 2022
	Core	Insolvency	Total
Changes in expected future recoveries	$25,411	$1,534	$26,945
Recoveries received in excess of forecast	43,058	16,478	59,536
Changes in expected recoveries	$68,469	$18,012	$86,481

	Six Months Ended June 30, 2021
	Core	Insolvency	Total
Changes in expected future recoveries	$(51,852)	$(12,845)	$(64,697)
Recoveries received in excess of forecast	160,444	17,937	178,381
Changes in expected recoveries	$108,592	$5,092	$113,684
Changes in expected recoveries for the six months ended June 30, 2022 were a net positive $86.5 million. This reflects $59.5 million in recoveries received in excess of forecast reflecting cash collections overperformance and a $26.9 million positive adjustment to changes in expected future recoveries. The changes in expected future recoveries reflects the Company's assessment of certain older pools, where continued strong performance has resulted in an increase to the Company's forecasted ERC. The Company continues to believe that the majority of the overperformance in its more recent pools was due to acceleration in the timing of cash collections rather than an increase in total expected collections. The change in expected recoveries also included a $20.5 million write down during the first quarter in 2022 on one portfolio in Brazil.
Changes in expected recoveries for the six months ended June 30, 2021 were a net positive $113.7 million. The changes were the net result of recoveries in excess of forecast of $178.4 million from significant cash collection overperformance in 2020 and 2021 reduced by a $64.7 million negative adjustment to changes in expected future recoveries. The change in expected future recoveries reflected the Company's assumption that the majority of the first half of 2021 overperformance was due to acceleration of future collections, combined with adjustments in some geographies to increase near-term expected collections bringing in them in line with performance trends, with corresponding reductions made later in that forecast period.

PRA Group, Inc.
Notes to Consolidated Financial Statements
3. Investments:
Investments consisted of the following at June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Debt securities
Available-for-sale	$67,913	$77,538
Equity securities
Exchange traded funds	4,349	1,746
Private equity funds	4,974	5,137
Mutual funds	511	508
Equity method investments	8,639	8,048
Total investments	$86,386	$92,977
Debt Securities
Available-for-sale
Government securities: The Company's investments in government instruments, including bonds and treasury securities, are classified as available-for-sale and are stated at fair value.
The amortized cost and estimated fair value of investments in debt securities at June 30, 2022 and December 31, 2021 were as follows (amounts in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$68,535	$—	$622	$67,913

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$77,757	$—	$219	$77,538
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
4. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2021 and concluded that no goodwill impairment was necessary. The Company performed its quarterly assessment by evaluating whether any triggering events had occurred as of June 30, 2022, which included considering current market conditions and concluded that no such event had occurred as of June 30, 2022.
The changes in goodwill for the three and six months ended June 30, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$483,380	$492,751	$480,263	$492,989
Change in foreign currency translation adjustment	(46,348)	92	(43,231)	(146)
Balance at end of period	$437,032	$492,843	$437,032	$492,843
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
The components of lease expense for the three and six months ended June 30, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$3,088	$3,043	$6,320	$6,024
Short-term lease expense	195	747	1,099	1,423
Sublease income	(115)	—	(230)	—
Total lease expense	$3,168	$3,790	$7,189	$7,447
Supplemental cash flow information and non-cash activity related to leases for the six months ended June 30, 2022 and 2021 were as follows (amounts in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$5,952	$5,886

ROU assets obtained in exchange for operating lease obligations	5,766	1,813
Lease term and discount rate information related to operating leases was as follows:

	Six Months Ended June 30,
	2022	2021
Weighted-average remaining lease term (years)	8.4	8.9

Weighted-average discount rate	4.47%	4.72%

PRA Group, Inc.
Notes to Consolidated Financial Statements
Maturities of lease liabilities at June 30, 2022 were as follows for the following periods (amounts in thousands):

Operating Leases
For the six months ending December 31, 2022	$5,491
For the year ending December 31, 2023	10,124
For the year ending December 31, 2024	9,559
For the year ending December 31, 2025	9,315
For the year ending December 31, 2026	8,208
Thereafter	30,574
Total lease payments	73,271
Less: imputed interest	12,590
Total present value of lease liabilities	$60,681
6. Borrowings:
The Company's borrowings consisted of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Americas revolving credit (1)	$293,445	$372,119
UK revolving credit	465,539	—
Europe revolving credit	285,024	795,687
Term loan	455,000	460,000
Senior notes	650,000	650,000
Convertible notes	345,000	345,000
	2,494,008	2,622,806
Less: Debt discount and issuance costs	(12,386)	(14,092)
Total	$2,481,622	$2,608,714
(1) Includes an unsecured credit agreement with Banco de Occidente. As of June 30, 2022 and December 31, 2021, the outstanding balance under the credit agreement was approximately $0.7 million and $0.9 million, respectively, with interest rates of 10.67% and 5.85%, respectively.
The following principal payments were due on the Company's borrowings as of June 30, 2022 for the 12-month periods ending June 30, (amounts in thousands):

2023	$355,295
2024	295,319
2025	10,147
2026	310,000
2027	1,173,247
Thereafter	350,000
Total	$2,494,008
The Company determined that it was in compliance with the covenants of its financing arrangements as of June 30, 2022.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian Administrative Agent, and a syndicate of lenders named therein (the "North American Credit Agreement").
The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $455.0 million term loan, (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving

PRA Group, Inc.
Notes to Consolidated Financial Statements
credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lenders) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate, Canadian dollar offered rate, or the Eurodollar rate (each, as defined in the North American Credit Agreement), for the applicable term plus 2.25% per annum, or 2.00% if the consolidated senior secured leverage ratio (as defined in the North American Credit Agreement) is less than or equal to 1.60 to 1.0. The revolving loans within the credit facility are subject to a 0.0% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio (as defined in the North American Credit Agreement) is less than or equal to 1.60 to 1.0, payable quarterly in arrears and matures July 30, 2026. As of June 30, 2022, the unused portion of the North American Credit Agreement was $782.3 million. Considering borrowing base restrictions, as of June 30, 2022, the amount available to be drawn was $128.5 million.
Borrowings under the North American Credit Agreement are guaranteed by the Company's U.S. and Canadian subsidiaries (provided that the Canadian subsidiaries only guarantee borrowings under the Canadian revolving credit facility) and are secured by a first priority lien on substantially all of the Company's North American assets. The North American Credit Agreement contains restrictive covenants and events of default, including the following:
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
United Kingdom ("UK") Revolving Credit Facility
On April 1, 2022, PRA Group Europe Holding I S.a r.l ("PRA Group Europe"), a wholly owned subsidiary of the Company, entered into a credit agreement (the "UK Credit Agreement") with PRA UK and the Company, as guarantors, the lenders party thereto and MUFG Bank, Ltd., London Branch, as the administrative agent (the "Administrative Agent").
The UK Credit Agreement consists of an $800.0 million revolving credit facility (subject to a borrowing base), and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions. Borrowings, which are available in U.S. dollars, euro and pounds sterling, will accrue interest, for the applicable term at the risk free rate applicable to U.S. dollars (Secured Overnight Financing Rate) or sterling (Sterling Overnight Interbank Average Rate) or, in the case of euro borrowings, Euribor plus an applicable margin of 2.50% per annum plus a credit adjustment spread of 0.10%. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the applicable margin will increase to 2.75%. The UK Credit Agreement also has a commitment fee of 0.30% per annum, payable quarterly in arrears. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the commitment fee increases to 0.35% per annum. The UK Credit Agreement matures on July 30, 2026. As of June 30, 2022, the unused portion of the UK Credit Agreement was $334.5 million. Considering borrowing base restrictions, as of June 30, 2022, the amount available to be drawn under the UK Credit Agreement was $76.7 million.
The UK Credit Agreement is secured by substantially all of the assets of PRA Group UK Limited ("PRA UK"), all of the equity interests in PRA UK and PRA Group Europe, certain bank accounts of PRA Group Europe and certain intercompany loans extended by PRA Group Europe to PRA UK. The UK Credit Agreement contains restrictive covenants and events of default, including the following:
•the borrowing base equals the sum of up to: (i) 35% of the ERC of PRA UK’s eligible asset pools; plus (ii) 55% of PRA UK’s insolvency eligible asset pools; minus (iii) certain reserves to be established by the Administrative Agent;
•the Company's consolidated leverage ratio can not exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter; and
•the Company must maintain positive consolidated income from operations during any fiscal quarter.
European Revolving Credit Facility
The Company's non-UK European subsidiaries ("PRA Europe") are parties to a credit agreement with DNB Bank ASA and a syndicate of lenders named therein, for a Multicurrency Revolving Credit Facility (the "European Credit Agreement"). On March 29, 2022, in connection with the refinancing of the Company's European credit facilities, PRA Group Europe Holding

PRA Group, Inc.
Notes to Consolidated Financial Statements
S.a.r.l, a wholly owned subsidiary of the Company, and its Swiss Branch, PRA Group Holding S.a.r.l., Luxembourg, Zug Branch, executed the Eighth Amendment and Restatement to its European Credit Agreement ("Eighth Amendment"). On April 7, 2022, the Eighth Amendment was made effective and, among other things, extended the European Credit Agreement for one year to February 19, 2024, decreased the aggregate borrowing commitments by $600.0 million, removed PRA UK as a guarantor and released the shares of PRA UK that previously secured the European Credit Agreement.
The European Credit Agreement provides borrowings for an aggregate amount of approximately $750.0 million (subject to the borrowing base), accrues interest at the Interbank Offered Rate plus 2.70% - 3.80% (as determined by the ERC ratio ("ERC Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.12% per annum, or 35% of the margin, is payable monthly in arrears and matures February 19, 2024. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears and matures February 19, 2024. As of June 30, 2022, the unused portion of the European Credit Agreement (including the overdraft facility) was $505.0 million. Considering borrowing base restrictions and other covenants as of June 30, 2022, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $247.5 million.
Borrowings under the European Credit Agreement are guaranteed by substantially all of the Company's non-UK European subsidiaries and are secured by the shares of most of the Company's non-UK European subsidiaries and all non-UK European intercompany loans receivable in Europe. The European Credit Agreement contains restrictive covenants and events of default, including the following:
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
On or after March 1, 2023, the 2023 Notes will be convertible at any time. As of June 30, 2022, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes has occurred.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
In accordance with authoritative guidance related to derivatives and hedging and Earnings Per Share ("EPS"), only the conversion spread is included in the diluted EPS calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the market conversion criteria is met.
The Company determined that the fair value of the 2023 Notes at the date of issuance was approximately $298.8 million, and designated the residual value of approximately $46.2 million as the equity component. Additionally, the Company allocated approximately $8.3 million of the $9.6 million of issuance cost as debt issuance cost and the remaining $1.3 million as equity issuance cost.
The balances of the liability component of the 2023 Notes outstanding as of June 30, 2022 and December 31, 2021, were as follows (amounts in thousands):

	June 30, 2022	December 31, 2021
Liability component - principal amount	$345,000	$345,000
Unamortized debt issuance costs	(1,621)	(2,476)
Liability component - net carrying amount	$343,379	$342,524
The Company amortizes debt issuance costs over the life of the debt using an effective interest rate of 4.00%.
Interest expense related to the 2023 Notes for the three and six months ended June 30, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense - stated coupon rate	$3,019	$3,019	$6,038	$6,038
Interest expense - amortization of debt issuance costs	435	418	855	822
Total interest expense - convertible notes	$3,454	$3,437	$6,893	$6,860
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
The following tables summarize the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$21,602	Other assets	$6,251
Interest rate contracts	Other liabilities	—	Other liabilities	14,879
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	25,233	Other assets	3,534
Foreign currency contracts	Other liabilities	273	Other liabilities	11,099

PRA Group, Inc.
Notes to Consolidated Financial Statements
Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of June 30, 2022 and December 31, 2021, the notional amount of interest rate contracts designated as cash flow hedging instruments was $721.4 million and $869.1 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remained highly effective at June 30, 2022 and have terms of one to four years. The Company estimates that approximately $8.1 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months.
The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the Company's Consolidated Financial Statements for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2022	2021	2022	2021
Interest rate contracts	$4,713	$(1,140)	$21,123	$8,552

	Gain or (loss) reclassified from OCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Location of gain or (loss) reclassified from OCI into income	2022	2021	2022	2021
Interest expense, net	$(1,468)	$(3,143)	$(4,202)	$(6,479)
Derivatives Not Designated as Hedging Instruments:
The Company enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of June 30, 2022 and December 31, 2021, the notional amount of foreign currency contracts that were not designated as hedging instruments was $582.5 million and $1,061.7 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's Consolidated Income Statements for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

		Amount of gain or (loss) recognized in income
		Three Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2022	2021
Foreign currency contracts	Foreign exchange gain	$32,859	$447
Foreign currency contracts	Interest expense, net	(619)	231

		Amount of gain or (loss) recognized in income
		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2022	2021
Foreign currency contracts	Foreign exchange gain	$39,352	$2,544
Foreign currency contracts	Interest expense, net	(951)	345
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
The carrying amounts in the table were recorded in the Company's Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$67,974	$67,974	$87,584	$87,584
Finance receivables, net	3,183,632	3,049,144	3,428,285	3,317,658
Financial liabilities:
Interest-bearing deposits	114,383	114,383	124,623	124,623
Revolving lines of credit	1,044,008	1,044,008	1,167,806	1,167,806
Term loan	455,000	455,000	460,000	460,000
Senior Notes	650,000	581,172	650,000	673,366
Convertible Notes	345,000	347,174	345,000	406,607
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
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following tables were measured at fair value on a recurring basis in the Company's Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$67,913	$—	$—	$67,913
Exchange traded funds	4,349	—	—	4,349
Mutual funds	511	—	—	511
Derivative contracts (recorded in Other assets)	—	46,835	—	46,835
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	273	—	273

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$77,538	$—	$—	$77,538
Exchange traded funds	1,746	—	—	1,746
Mutual funds	508	—	—	508
Derivative contracts (recorded in Other assets)	—	9,785	—	9,785
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	25,978	—	25,978
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
Investments measured using net asset value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities, including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the NAV practical expedient was $5.0 million and $5.1 million as of June 30, 2022 and December 31, 2021, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Loss:
The following tables provide details about the reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30,
Gains and losses on cash flow hedges	2022	2021	Affected line in the Consolidated Income Statement
Interest rate swaps	$(1,468)	$(3,143)	Interest expense, net
Income tax effect of item above	344	648	Income tax expense
Total losses on cash flow hedges	$(1,124)	$(2,495)	Net of tax

	Six Months Ended June 30,
Gains and losses on cash flow hedges	2022	2021	Affected line in the Consolidated Income Statement
Interest rate swaps	$(4,202)	$(6,479)	Interest expense, net
Income tax effect of item above	908	1,353	Income tax expense
Total losses on cash flow hedges	$(3,294)	$(5,126)	Net of tax
The following table represents the changes in accumulated other comprehensive loss by component, after tax, for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30, 2022
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(381)	$13,209	$(256,537)	$(243,709)
Other comprehensive (loss)/gain before reclassifications	(242)	4,713	(109,707)	(105,236)
Reclassifications, net	—	1,124	—	1,124
Net current period other comprehensive (loss)/gain	(242)	5,837	(109,707)	(104,112)
Balance at end of period	$(623)	$19,046	$(366,244)	$(347,821)

	Three Months Ended June 30, 2021
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$127	$(21,026)	$(232,677)	$(253,576)
Other comprehensive (loss)/gain before reclassifications	(142)	(1,140)	17,004	15,722
Reclassifications, net	—	2,495	—	2,495
Net current period other comprehensive (loss)/gain	(142)	1,355	17,004	18,217
Balance at end of period	$(15)	$(19,671)	$(215,673)	$(235,359)
(1) Net of deferred taxes for unrealized gains from cash flow hedges of $1.4 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2022
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(221)	$(5,371)	$(261,317)	$(266,909)
Other comprehensive (loss)/gain before reclassifications	(402)	21,123	(104,927)	(84,206)
Reclassifications, net	—	3,294	—	3,294
Net current period other comprehensive (loss)/gain	(402)	24,417	(104,927)	(80,912)
Balance at end of period	$(623)	$19,046	$(366,244)	$(347,821)

	Six months ended June 30, 2021
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$127	$(33,349)	$(212,569)	$(245,791)
Other comprehensive (loss)/gain before reclassifications	(142)	8,552	(3,104)	5,306
Reclassifications, net	—	5,126	—	5,126
Net current period other comprehensive (loss)/gain	(142)	13,678	(3,104)	10,432
Balance at end of period	$(15)	$(19,671)	$(215,673)	$(235,359)
(1) Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(2.6) million and $6.0 million for the six months ended June 30, 2022 and 2021, respectively.
10. Earnings per Share:
Basic EPS are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Convertible Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the Convertible Notes since issuance through June 30, 2022. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
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
For the three months ended June 30, 2022, the Company repurchased 808,328 shares of its common stock for approximately $34.9 million, at an average price of $43.22 per share. For the six months ended June 30, 2022, the Company repurchased 1,668,359 shares of its common stock for approximately $74.4 million, at an average price of $44.59 per share. As of June 30, 2022, there was $92.7 million remaining for share repurchases under the new program. The Company's practice is to retire the shares it repurchases.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2022 and 2021 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2022			2021
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$36,484	39,779	$0.92	$55,996	45,807	$1.22
Dilutive effect of nonvested share awards		121	(0.01)		252	—
Diluted EPS	$36,484	39,900	$0.91	$55,996	46,059	$1.22

	Six Months Ended June 30,
	2022			2021
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$76,456	40,278	$1.90	$114,402	45,738	$2.50
Dilutive effect of nonvested share awards		324	(0.02)		313	(0.02)
Diluted EPS	$76,456	40,602	$1.88	$114,402	46,051	$2.48
There were no options outstanding, antidilutive or otherwise, as of June 30, 2022 and 2021.
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
At June 30, 2022, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $54.0 million and $61.9 million as of June 30, 2022 and December 31, 2021, respectively.
12. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with each of its U.S. executive officers, which expire on December 31, 2023. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company’s overall performance against its short and long-term financial and strategic objectives. The agreements also contain customary confidentiality and non-compete provisions. At June 30, 2022, estimated future compensation under these agreements was approximately $10.2 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $10.2 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2022, was $960.2 million.

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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at June 30, 2022, where the range of loss can be estimated, was not material.
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
13. Recently Issued Accounting Standards:
Recently issued accounting standards adopted:
Reference Rate Reform
In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Overall" ("ASU 2021-01"). ASU 2021-01 expands the scope of Reference Rate Reform ("ASC 848") to include derivatives affected by the discounting transition for certain optional expedients and exceptions. ASU 2021-01 is effective immediately for a limited time through December 31, 2022. The Company assessed whether amendments and modifications to its swap agreements and borrowing agreements qualify for any optional expedients. During the first quarter of 2022, the Company elected certain optional expedients under ASC 848 to maintain cash flow hedge accounting for swap agreements with a combined notional amount of $422.8 million after interest rate swaps that were indexed to GDP-LIBOR converted to the Sterling Overnight Index Average ("SONIA"), effective January 1, 2022. In the second quarter of 2022, the Company exited the relief provisions under ASC 848 after updating the hedged risk on these cash flow hedges to reflect SONIA-based cash flows expected to occur under the UK Credit Agreement.
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

Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. We are headquartered in Norfolk, Virginia, and as of June 30, 2022, employed 3,361 full time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Macroeconomic Update
We continue to monitor developments related to the COVID-19 pandemic, and to date, have been able to mitigate the effects on our overall operations. During the first half of 2022, the trends we experienced in the latter part of 2021 have largely continued with the easing or lifting of COVID-19 restrictions leading to increased consumer spending and travel. Leading financial industry publications have indicated that excess consumer liquidity has resulted in lower levels of charge offs across most lending institutions. As a result, this has caused a decrease in the supply of fresh portfolios available for purchase in the U.S. resulting in a lower level of portfolio purchases and pricing pressures. We expect these trends to continue in the near-term; however, consistent with our experience during previous economic cycles, we believe charge offs will increase leading to a greater level of supply, which we anticipate could occur in the coming months. For additional information regarding our response to COVID-19, see Part I, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" to our 2021 Form 10-K.
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

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth our Consolidated Income Statement amounts as a percentage of Total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Revenues:
Portfolio income	$194,009	75.1%	$219,137	76.7%	$401,541	80.5%	$450,809	78.4%
Changes in expected recoveries	56,567	21.9	63,548	22.2	86,481	17.3	113,684	19.8
Total portfolio revenue	250,576	97.0	282,685	98.9	488,022	97.8	564,493	98.2
Fee income	6,467	2.6	2,453	0.9	8,297	1.7	4,634	0.8
Other revenue	1,219	0.4	491	0.2	2,548	0.5	5,971	1.0
Total revenues	258,262	100.0	285,629	100.0	498,867	100.0	575,098	100.0

Operating expenses:
Compensation and employee services	74,137	28.7	79,632	27.9	145,233	29.1	153,616	26.7
Legal collection fees	9,554	3.7	12,289	4.3	20,427	4.1	25,215	4.4
Legal collection costs	17,746	6.9	18,469	6.5	34,303	6.9	39,781	6.9
Agency fees	14,826	5.8	15,908	5.6	32,214	6.5	31,499	5.5
Outside fees and services	27,493	10.6	20,973	7.3	46,871	9.4	41,733	7.3
Communication	9,528	3.7	10,594	3.7	22,111	4.4	23,257	4.0
Rent and occupancy	4,633	1.8	4,643	1.6	9,620	1.9	9,123	1.6
Depreciation and amortization	3,865	1.5	3,815	1.3	7,643	1.5	7,796	1.4
Other operating expenses	12,743	4.9	15,092	5.3	24,741	5.0	28,110	4.8
Total operating expenses	174,525	67.6	181,415	63.5	343,163	68.8	360,130	62.6
Income from operations	83,737	32.4	104,214	36.5	155,704	31.2	214,968	37.4
Other income and (expense):
Interest expense, net	(31,562)	(12.2)	(30,836)	(10.9)	(63,310)	(12.8)	(62,388)	(10.8)
Foreign exchange gain/(loss)	1,319	0.5	(1,079)	(0.4)	787	0.2	(1,105)	(0.2)
Other	(181)	(0.1)	183	0.1	(671)	(0.1)	209	—
Income before income taxes	53,313	20.6	72,482	25.3	92,510	18.5	151,684	26.4
Income tax expense	14,177	5.5	11,921	4.1	18,756	3.7	29,243	5.1
Net income	39,136	15.1	60,561	21.2	73,754	14.8	122,441	21.3
Adjustment for net income/(loss) attributable to noncontrolling interests	2,652	1.0	4,565	1.6	(2,702)	(0.5)	8,039	1.4
Net income attributable to PRA Group, Inc.	$36,484	14.1%	$55,996	19.6%	$76,456	15.3%	$114,402	19.9%

Three Months Ended June 30, 2022 Compared To Three Months Ended June 30, 2021
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Americas and Australia Core	$244,377	$324,845	$(80,468)	(24.8)%
Americas Insolvency	34,278	37,768	(3,490)	(9.2)
Europe Core	142,470	157,637	(15,167)	(9.6)
Europe Insolvency	22,935	23,579	(644)	(2.7)
Total cash collections	$444,060	$543,829	$(99,769)	(18.3)%

Cash collections adjusted (1)	$444,060	$525,065	$(81,005)	(15.4)%
(1) Cash collections adjusted refers to 2021 cash collections remeasured using 2022 exchange rates.
Cash collections were $444.1 million for the three months ended June 30, 2022, a decrease of $99.8 million, or 18.3%, compared to $543.8 million for the three months ended June 30, 2021. The decrease was primarily due to lower cash collections of $66.7 million, or 32.5%, in U.S. call center and other collections, which we believe was mainly due to excess consumer liquidity during 2021 and lower levels of portfolio purchasing. Additionally, U.S. legal cash collections decreased $13.9 million, or 15.8%, mainly due to a lower volume of accounts in the legal channel. Europe cash collections decreased by $15.8 million, or 8.7%, primarily reflecting the impact of a strengthening of the U.S. dollar.
Revenues
A summary of our revenue generation during the three months ended June 30, 2022 and 2021 is as follows (amounts in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Portfolio income	$194,009	$219,137	$(25,128)	(11.5)%
Changes in expected recoveries	56,567	63,548	(6,981)	(11.0)
Total portfolio revenue	250,576	282,685	(32,109)	(11.4)
Fee income	6,467	2,453	4,014	163.6
Other revenue	1,219	491	728	148.3
Total revenues	$258,262	$285,629	$(27,367)	(9.6)%
Total Portfolio Revenue
Total portfolio revenue was $250.6 million for the three months ended June 30, 2022, a decrease of $32.1 million, or 11.4%, compared to $282.7 million for the three months ended June 30, 2021. The decrease was driven by lower purchasing, lower levels of cash overperformance and the impact of foreign exchange partially offset by an increase to our forecasted ERC in certain older pools.
Fee Income
Fee income was $6.5 million for the three months ended June 30, 2022, an increase of $4.0 million, compared to $2.5 million for the three months ended June 30, 2021. The increase was primarily attributable to settlement timing in our claims processing company, CCB.
Operating Expenses
Total operating expenses were $174.5 million for the three months ended June 30, 2022, a decrease of $6.9 million, or 3.8%, compared to $181.4 million for the three months ended June 30, 2021.
Compensation and Employee Services
Compensation and employee services expenses were $74.1 million for the three months ended June 30, 2022, a decrease of $5.5 million, or 6.9%, compared to $79.6 million for the three months ended June 30, 2021. The decrease was primarily attributable to lower levels and timing of compensation accruals and a decrease in collector compensation expenses in the U.S. call centers. Total full-time equivalents decreased to 3,361 as of June 30, 2022, from 3,676 as of June 30, 2021.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $9.6 million for the three months ended June 30, 2022, a decrease of $2.7 million, or 22.0%, compared to $12.3 million for the three months ended June 30, 2021, primarily reflecting lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $17.7 million for the three months ended June 30, 2022, compared to $18.5 million for the three months ended June 30, 2021.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $14.8 million for the three months ended June 30, 2022, compared to $15.9 million for the three months ended June 30, 2021.
Outside Fees and Services
Outside fees and services expenses were $27.5 million for the three months ended June 30, 2022, an increase of $6.5 million, or 31.0%, compared to $21.0 million for the three months ended June 30, 2021. The increase was primarily due to higher corporate legal fees partially offset by lower fees related to a lower number of debit card transactions.
Other
Other expenses were $12.7 million for the three months ended June 30, 2022, a decrease of $2.4 million, or 15.9%, compared to $15.1 million for the three months ended June 30, 2021. The decrease primarily reflects lower advertising costs.
Interest Expense, Net
Interest expense, net was $31.6 million for the three months ended June 30, 2022, compared to $30.8 million for the three months ended June 30, 2021.
Interest expense, net consisted of the following for the three months ended June 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Interest on debt obligations and unused line fees	$16,720	$20,194	$(3,474)	(17.2)%
Interest on senior notes	9,906	5,531	4,375	79.1
Coupon interest on convertible notes	3,019	3,019	—	—
Amortization of loan fees and other loan costs	2,471	2,391	80	3.3
Interest income	(554)	(299)	(255)	85.3
Interest expense, net	$31,562	$30,836	$726	2.4%
Foreign Exchange Gain/(Loss)
Foreign exchange gains were $1.3 million for the three months ended June 30, 2022 compared to foreign exchange losses of $1.1 million for the three months ended June 30, 2021. In any given period, we may incur foreign currency exchange gains or losses from transactions in currencies other than the functional currency.
Income Tax Expense
Income tax expense was $14.2 million for the three months ended June 30, 2022, an increase of $2.3 million, or 19.3%, compared to $11.9 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, our effective tax rate was 26.6%, compared to 16.4% for the three months ended June 30, 2021. The increases in income tax expense and our effective tax rate were primarily due to the timing of recording certain discrete adjustments in the prior year and shifts in the mix of income from different taxing jurisdictions.

Six Months Ended June 30, 2022 Compared To Six Months Ended June 30, 2021
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Americas and Australia Core	$514,661	$672,483	$(157,822)	(23.5)%
Americas Insolvency	69,487	73,021	(3,534)	(4.8)
Europe Core	293,632	307,123	(13,491)	(4.4)
Europe Insolvency	47,260	47,089	171	0.4
Total cash collections	$925,040	$1,099,716	$(174,676)	(15.9)

Cash collections adjusted (1)	$925,040	$1,073,825	$(148,785)	(13.9)%
(1) Cash collections adjusted refers to 2021 cash collections remeasured using 2022 exchange rates.

Cash collections were $925.0 million for the six months ended June 30, 2022, a decrease of $174.7 million, or 15.9%, compared to $1,099.7 million for the six months ended June 30, 2021. The decrease was largely due to a decrease of $127.8 million, or 29.9%, in cash collections in U.S. call center and other collections, which we believe was mainly due to excess consumer liquidity during 2021 and lower levels of portfolio purchasing. Additionally, U.S. legal cash collections decreased $27.1 million, or 14.9%, mainly due to a lower volume of accounts in the legal channel. Europe cash collections decreased by $13.3 million, or 3.8%, reflecting the impact of a strengthening of the U.S. dollar partially offset by higher levels of portfolio purchases in the last few years.
A summary of our revenue generation during the six months ended June 30, 2022 and 2021 is as follows (amounts in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Portfolio income	$401,541	$450,809	$(49,268)	(10.9)%
Changes in expected recoveries	86,481	113,684	(27,203)	(23.9)
Total portfolio revenue	488,022	564,493	(76,471)	(13.5)
Fee income	8,297	4,634	3,663	79.0
Other revenue	2,548	5,971	(3,423)	(57.3)
Total revenues	$498,867	$575,098	$(76,231)	(13.3)%

Total Portfolio Revenue
Total portfolio revenue was $488.0 million for six months ended June 30, 2022, a decrease of $76.5 million, or 13.5%, compared to $564.5 million for the six months ended June 30, 2021. The decrease was primarily driven by lower purchasing, lower levels of cash overperformance and our first quarter $20.5 million write down on one portfolio in Brazil. These decreases were partially offset by an increase to our forecasted ERC in certain older pools.
Fee Income
Fee income was $8.3 million for six months ended June 30, 2022, an increase of $3.7 million, compared to $4.6 million for the six months ended June 30, 2021. The increase was primarily attributable to settlement timing in our claims processing company, CCB.
Other Revenue
Other revenue was $2.5 million for the six months ended June 30, 2022, a decrease of $3.4 million compared to $6.0 million for the six months ended June 30, 2021, reflecting a gain on sale from certain other assets during the first quarter of 2021.

Operating Expenses
Operating expenses were $343.2 million for the six months ended June 30, 2022, a decrease of $16.9 million, or 4.7%, compared to $360.1 million for the six months ended June 30, 2021.
Compensation and Employee Services
Compensation and employee services expenses were $145.2 million for the six months ended June 30, 2022, a decrease of $8.4 million, or 5.5%, compared to $153.6 million for the six months ended June 30, 2021. The decrease was primarily attributable to lower levels of compensation accruals and a decrease in collector compensation expenses in the U.S. call centers.
Legal Collection Fees
Legal collection fees were $20.4 million for the six months ended June 30, 2022, a decrease of $4.8 million or 19.0%, compared to $25.2 million for the six months ended June 30, 2021. The decrease was mainly due to lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs were $34.3 million for the six months ended June 30, 2022, a decrease of $5.5 million, or 13.8%, compared to $39.8 million for the six months ended June 30, 2021. The decrease was primarily due to the continued impact from lower levels of accounts placed into the legal channel in the U.S. as a result of the prior year shift in cash collections from the legal channel to the call centers.
Agency Fees
Agency fees were $32.2 million for the six months ended June 30, 2022, compared to $31.5 million for the six months ended June 30, 2021.
Outside Fees and Services
Outside fees and services were $46.9 million for the six months ended June 30, 2022, an increase of $5.2 million, or 12.5%, compared to $41.7 million for the six months ended June 30, 2021. The increase was primarily due to higher corporate legal fees partially offset by lower fees related to a lower number of debit card transactions.
Other
Other expenses were $24.7 million for the six months ended June 30, 2022, a decrease of $3.4 million, or 12.1%, compared to $28.1 million for the six months ended June 30, 2021. The decrease primarily reflects lower advertising costs.
Interest Expense, Net
Interest expense, net was $63.3 million for the six months ended June 30, 2022, compared to $62.4 million for the six months ended June 30, 2021.
Interest expense, net consisted of the following for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Interest on debt obligations and unused line fees	$33,515	$41,104	$(7,589)	(18.5)%
Interest on senior notes	19,813	11,062	8,751	79.1
Coupon interest on convertible notes	6,038	6,038	—	—
Amortization of loan fees and other loan costs	5,098	4,647	451	9.7
Interest income	(1,154)	(463)	(691)	149.2
Interest expense, net	$63,310	$62,388	$922	1.5%
Foreign Exchange Gain/(Loss)
Foreign exchange gains were $0.8 million for the six months ended June 30, 2022, compared to foreign exchange losses of $1.1 million for the six months ended June 30, 2021. In any given period, we may incur foreign currency exchange gains or losses from transactions in currencies other than the functional currency.

Income Tax Expense
Income tax expense was $18.8 million for the six months ended June 30, 2022, a decrease of $10.4 million, or 35.6%, compared to $29.2 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, our effective tax rate was 20.3%, compared to 19.3% for the six months ended June 30, 2021. The decrease in income tax expense was primarily due to lower income before taxes during the six months ended June 30, 2022, which decreased $59.2 million, or 39.0% and lower levels of discrete items recorded. The increase in effective tax rate was mainly due to a change in total discrete items and change in the mix of income from different taxing jurisdictions.

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
Revenue recognition is driven by estimates of the amount and timing of collections. We record new portfolio acquisitions at the purchase price, which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, the annual pool is aggregated and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the effective interest rate is fixed at the amount we expect to collect discounted at the rate to equate purchase price to the recovery estimate. During the first year following purchase, we typically do not allow purchase price multiples to expand. Subsequent to the initial year, as we gain collection experience and confidence with a pool of accounts, we may update ERC. As a result, our estimate of total collections has often increased as pools have aged. These processes have tended to cause the ratio of ERC to purchase price for any given year of buying to gradually increase over time. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of categories of portfolio segments and related geographies.

Purchase Price Multiples as of June 30, 2022 Amounts in thousands
Purchase Period	Purchase Price (2)(3)	Total Estimated Collections (4)	Estimated Remaining Collections (5)	Current Purchase Price Multiple	Original Purchase Price Multiple (6)
Americas and Australia Core
1996-2011	$1,287,821	$4,129,821	$28,610	321%	240%
2012	254,076	658,792	14,240	259%	226%
2013	390,826	901,496	18,209	231%	211%
2014	404,117	867,655	29,052	215%	204%
2015	443,114	909,063	67,094	205%	205%
2016	455,767	1,100,432	126,762	241%	201%
2017	532,851	1,216,134	195,337	228%	193%
2018	653,975	1,435,326	256,051	219%	202%
2019	581,476	1,264,852	338,254	218%	206%
2020	435,668	939,503	412,666	216%	213%
2021	435,846	823,057	652,069	189%	191%
2022	189,008	326,906	314,050	173%	173%
Subtotal	6,064,545	14,573,037	2,452,394
Americas Insolvency
1996-2011	786,827	1,752,738	487	223%	174%
2012	251,395	393,285	34	156%	136%
2013	227,834	355,469	241	156%	133%
2014	148,420	218,894	930	147%	124%
2015	63,170	87,521	188	139%	125%
2016	91,442	116,606	520	128%	123%
2017	275,257	354,999	11,154	129%	125%
2018	97,879	136,590	26,747	140%	127%
2019	123,077	166,922	63,023	136%	128%
2020	62,130	86,969	54,366	140%	136%
2021	55,187	75,444	62,017	137%	136%
2022	15,487	21,168	20,497	137%	137%
Subtotal	2,198,105	3,766,605	240,204
Total Americas and Australia	8,262,650	18,339,642	2,692,598
Europe Core
2012	20,409	43,182	—	212%	187%
2013	20,334	26,618	—	131%	119%
2014 (1)	773,811	2,326,310	427,901	301%	208%
2015	411,340	727,139	169,579	177%	160%
2016	333,090	561,978	200,511	169%	167%
2017	252,174	358,481	131,223	142%	144%
2018	341,775	527,914	233,268	154%	148%
2019	518,610	775,679	392,617	150%	152%
2020	324,119	555,868	335,393	172%	172%
2021	412,411	702,825	542,754	170%	170%
2022	156,018	265,207	243,846	170%	170%
Subtotal	3,564,091	6,871,201	2,677,092
Europe Insolvency
2014 (1)	10,876	18,507	5	170%	129%
2015	18,973	28,867	332	152%	139%
2016	39,338	56,985	2,558	145%	130%
2017	39,235	49,996	6,627	127%	128%
2018	44,908	50,016	13,881	111%	123%
2019	77,218	102,120	38,269	132%	130%
2020	105,440	142,714	74,518	135%	129%
2021	53,230	71,526	52,846	134%	134%
2022	9,294	12,707	11,946	137%	137%
Subtotal	398,512	533,438	200,982
Total Europe	3,962,603	7,404,639	2,878,074
Total PRA Group	$12,225,253	$25,744,281	$5,570,672
(1)    Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in our 2021 Form 10-K).
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
(5)Non-U.S. amounts are presented at the June 30, 2022 exchange rate.
(6)The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of June 30, 2022 Amounts in thousands
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables as of June 30, 2022 (3)
Americas and Australia Core
1996-2011	$9,290	$4,850	$4,121	$8,971	$6,112
2012	4,060	1,537	2,856	4,393	4,779
2013	7,009	2,407	3,267	5,674	7,428
2014	8,428	3,112	4,006	7,118	10,827
2015	11,397	6,968	(903)	6,065	26,081
2016	22,959	16,400	(8,667)	7,733	42,829
2017	45,524	22,712	1,644	24,356	86,986
2018	86,025	29,629	38,110	67,739	148,802
2019	103,082	42,796	10,968	53,764	191,387
2020	108,985	49,429	(2,664)	46,765	236,150
2021	94,843	60,622	(29,540)	31,082	347,652
2022	13,059	9,735	(382)	9,353	184,283
Subtotal	514,661	250,197	22,816	273,013	1,293,316
Americas Insolvency
1996-2011	270	303	(34)	269	—
2012	300	33	267	300	—
2013	326	132	195	327	—
2014	402	432	(72)	360	101
2015	318	119	118	237	137
2016	1,063	193	136	329	326
2017	13,729	1,707	1,753	3,460	10,023
2018	13,556	1,942	2,566	4,508	24,213
2019	20,072	3,306	3,679	6,985	56,306
2020	9,970	3,120	908	4,028	44,517
2021	8,811	3,556	925	4,481	48,766
2022	670	379	355	734	15,391
Subtotal	69,487	15,222	10,796	26,018	199,780
Total Americas and Australia	584,148	265,419	33,612	299,031	1,493,096
Europe Core
2012	483	—	483	483	—
2013	276	—	276	276	—
2014 (1)	65,187	39,018	21,507	60,525	115,595
2015	22,334	10,469	5,643	16,112	91,262
2016	20,077	9,781	193	9,974	118,088
2017	13,643	4,750	2,254	7,004	89,349
2018	28,166	9,371	2,668	12,039	155,679
2019	49,329	14,970	4,040	19,010	268,004
2020	37,785	14,558	3,257	17,815	205,856
2021	48,978	21,573	2,524	24,097	324,509
2022	7,374	1,789	2,808	4,597	153,103
Subtotal	293,632	126,279	45,653	171,932	1,521,445
Europe Insolvency
2014 (1)	146	12	124	136	4
2015	386	133	(94)	39	261
2016	1,676	400	77	477	1,952
2017	3,834	360	644	1,004	6,079
2018	5,203	721	(1,224)	(503)	12,571
2019	10,823	2,017	570	2,587	33,313
2020	17,381	3,341	6,329	9,670	64,336
2021	7,025	2,551	590	3,141	41,617
2022	786	308	200	508	8,958
Subtotal	47,260	9,843	7,216	17,059	169,091
Total Europe	340,892	136,122	52,869	188,991	1,690,536
Total PRA Group	$925,040	$401,541	$86,481	$488,022	$3,183,632
(1)    Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in our 2021 Form 10-K).
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the June 30, 2022 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.

Cash Collections by Year, By Year of Purchase (1) as of June 30, 2022 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (3)(4)	1996-2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total
Americas and Australia Core
1996-2011	$1,287.8	$2,419.5	$486.0	$381.3	$266.3	$183.1	$119.0	$78.0	$56.0	$45.0	$29.7	$20.8	$9.3	$4,094.0
2012	254.1	—	56.9	173.6	146.2	97.3	60.0	40.0	27.8	17.9	11.8	9.0	4.1	644.6
2013	390.8	—	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	23.2	16.7	7.0	883.3
2014	404.1	—	—	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	22.3	8.4	830.7
2015	443.1	—	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	11.4	845.0
2016	455.8	—	—	—	—		138.7	256.5	194.6	140.6	105.9	74.2	23.0	933.5
2017	532.9	—	—	—	—	—	—	107.3	278.7	256.5	192.5	130.0	45.5	1,010.5
2018	654.0	—	—	—	—	—	—	—	122.7	361.9	337.7	239.9	86.0	1,148.2
2019	581.5	—	—	—	—	—	—	—	—	143.8	349.0	289.8	103.1	885.7
2020	435.7	—	—	—	—	—	—	—	—	—	133.0	284.3	109.0	526.3
2021	435.8	—	—	—	—	—	—	—	—	—	—	85.0	94.8	179.8
2022	189.0	—	—	—	—	—	—	—	—	—	—	—	13.1	13.1
Subtotal	6,064.6	2,419.5	542.9	656.5	753.0	844.8	837.2	860.8	945.0	1,141.5	1,271.9	1,206.9	514.7	11,994.7
Americas Insolvency
1996-2011	786.8	667.4	336.8	313.7	244.7	128.2	44.6	8.4	4.0	2.1	1.3	0.8	0.3	1,752.3
2012	251.4	—	17.4	103.6	94.1	80.1	60.7	29.3	4.3	1.9	0.9	0.6	0.3	393.2
2013	227.8	—	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	1.3	0.8	0.3	355.2
2014	148.4	—	—	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	1.1	0.4	217.9
2015	63.2	—	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.3	87.4
2016	91.4	—	—	—	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.1	117.1
2017	275.3	—	—	—	—	—	—	49.1	97.3	80.9	58.8	44.0	13.7	343.8
2018	97.9	—	—	—	—	—	—	—	6.7	27.4	30.5	31.6	13.6	109.8
2019	123.1	—	—	—	—	—	—	—	—	13.4	31.4	39.1	20.0	103.9
2020	62.1	—	—	—	—	—	—	—	—	—	6.5	16.1	10.0	32.6
2021	55.2	—	—	—	—	—	—	—	—	—	—	4.5	8.8	13.3
2022	15.5	—	—	—	—	—	—	—	—	—	—	—	0.7	0.7
Subtotal	2,198.1	667.4	354.2	469.8	458.4	344.3	249.8	222.5	207.8	181.0	155.2	147.3	69.5	3,527.2
Total Americas and Australia	8,262.7	3,086.9	897.1	1,126.3	1,211.4	1,189.1	1,087.0	1,083.3	1,152.8	1,322.5	1,427.1	1,354.2	584.2	15,521.9
Europe Core
2012	20.4	—	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	1.2	1.2	0.5	40.0
2013	20.3	—	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.7	0.7	0.3	24.3
2014 (2)	773.8	—	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.2	65.2	1,655.8
2015	411.3	—	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	22.3	507.3
2016	333.1	—	—	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	20.1	365.0
2017	252.2	—	—	—	—	—	—	17.9	56.0	44.1	36.1	34.8	13.6	202.5
2018	341.8	—	—	—	—	—	—	—	24.3	88.7	71.2	69.1	28.2	281.5
2019	518.6	—	—	—	—	—	—	—	—	47.9	125.7	121.4	49.2	344.2
2020	324.1	—	—	—	—	—	—	—	—	—	32.4	91.7	37.8	161.9
2021	412.4	—	—	—	—	—	—	—	—	—	—	48.4	49.0	97.4
2022	156.0	—	—	—	—	—	—	—	—	—	—	—	7.4	7.4
Subtotal	3,564.0	—	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.1	519.7	614.6	293.6	3,687.3
Europe Insolvency
2014 (2)	10.9	—	—	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.1	16.7
2015	19.0	—	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.4	26.0
2016	39.3	—	—	—	—	—	6.2	12.7	12.9	10.7	7.9	6.0	1.7	58.1
2017	39.2	—	—	—	—	—	—	1.2	7.9	9.2	9.8	9.4	3.8	41.3
2018	44.9	—	—	—	—	—	—	—	0.6	8.4	10.3	11.7	5.2	36.2
2019	77.2	—	—	—	—	—	—	—	—	5.1	21.1	23.9	10.8	60.9
2020	105.4	—	—	—	—	—	—	—	—	—	6.1	34.6	17.5	58.2
2021	53.3	—	—	—	—	—	—	—	—	—	—	5.4	7.0	12.4
2022	9.3	—	—	—	—	—	—	—	—	—	—	—	0.8	0.8
Subtotal	398.5	—	—	—	—	7.3	14.5	22.1	28.8	38.8	58.9	92.9	47.3	310.6
Total Europe	3,962.5	—	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	578.6	707.5	340.9	3,997.9
Total PRA Group	$12,225.2	$3,086.9	$908.7	$1,142.4	$1,378.7	$1,539.7	$1,492.1	$1,512.4	$1,625.0	$1,841.4	$2,005.7	$2,061.7	$925.1	$19,519.8
(1)Non-U.S. amounts are presented using the average exchange rates during the cash collection period.
(2)Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in our 2021 Form 10-K).
(3)Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(4)Non-U.S. amounts are presented at the exchange rate at the end of the year in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated remaining collections
The following chart shows our ERC of $5,570.7 million at June 30, 2022 by geographical region (amounts in millions).
The following chart shows our ERC by year for the 12 month periods ending June 30 in each of the years presented below. The forecast amounts reflect our estimate at June 30, 2022 of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollars at the June 30, 2022 exchange rate.
Seasonality
Typically cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. In the first half of 2022, this spike was not as pronounced. Additionally, 2021 and 2020 deviated from usual seasonal patterns due to the impact of the COVID-19 pandemic. Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.

Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated (amounts in thousands).

Cash Collections by Geography and Type
	2022		2021				2020
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas and Australia Core	$244,377	$270,284	$257,705	$276,691	$324,845	$347,638	$286,524	$336,322
Americas Insolvency	34,278	35,209	36,851	37,464	37,768	35,253	36,048	37,344
Europe Core	142,470	151,162	155,853	151,625	157,637	149,486	141,471	131,702
Europe Insolvency	22,935	24,325	23,262	22,574	23,579	23,510	17,830	13,971
Total Cash Collections	$444,060	$480,980	$473,671	$488,354	$543,829	$555,887	$481,873	$519,339
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands).

Cash Collections by Source - Core Portfolios Only
	2022		2021				2020
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Call Center and Other Collections	$260,764	$291,266	$283,606	$298,717	$338,022	$355,043	$296,865	$325,898
External Legal Collections	50,996	55,179	55,760	54,445	61,836	65,613	58,481	68,861
Internal Legal Collections	75,087	75,001	74,192	75,154	82,624	76,468	72,649	73,265
Total Core Cash Collections	$386,847	$421,446	$413,558	$428,316	$482,482	$497,124	$427,995	$468,024
Collections Productivity (U.S. Portfolio)
The following tables displays a collections productivity measure for our U.S. Portfolios for the periods indicated.

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2022	2021	2020	2019	2018
First Quarter	$261	$279	$172	$139	$121
Second Quarter	226	270	263	139	101
Third Quarter	—	242	246	124	107
Fourth Quarter	—	232	204	128	104
(1)Represents total cash collections less internal legal cash collections, external legal cash collections, and insolvency cash collections from trustee-administered accounts.

Cash Efficiency Ratio
The following table displays our cash efficiency for the periods indicated.

Cash Efficiency Ratio (1)
	2022	2021	2020	2019	2018
First Quarter	65.1%	68.0%	61.5%	59.2%	60.7%
Second Quarter	61.3	66.8	68.7	60.4	60.1
Third Quarter	—	62.4	65.6	60.2	55.7
Fourth Quarter	—	63.5	61.9	59.7	55.0
Full Year	—	65.3	64.5	59.9	58.0
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.

Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2012. It also includes the acquisition date nonperforming loan portfolios that were acquired through our business acquisitions. The 2022 totals represent portfolio acquisitions through the six months ended June 30, 2022 while the prior year totals are for the full year.
*    2014 includes portfolios acquired in connections with the acquisition of Aktiv Kapital AS in 2014 (as described in our 2021 Form 10-K).
The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands).

Portfolio Acquisitions by Geography and Type
	2022		2021				2020
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas and Australia Core	$99,962	$90,639	$90,263	$162,451	$98,901	$88,912	$67,460	$84,139
Americas Insolvency	6,369	9,118	21,183	9,878	14,642	9,486	12,504	14,328
Europe Core	123,814	38,764	60,430	212,194	106,134	44,095	137,647	74,930
Europe Insolvency	1,202	8,929	29,820	7,424	—	16,468	72,171	4,203
Total Portfolio Acquisitions	$231,347	$147,450	$201,696	$391,947	$219,677	$158,961	$289,782	$177,600
Portfolio Acquisitions by Stratification (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 59 million customer accounts in the U.S. (amounts in thousands).

U.S. Portfolio Acquisitions by Major Asset Type
	2022				2021
	Q2		Q1		Q4		Q3		Q2
Major Credit Cards	$20,673	26.7%	$18,160	23.0%	$50,017	51.4%	$46,888	48.9%	$43,229	38.9%
Private Label Credit Cards	52,368	67.4	46,195	58.6	28,293	29.1	42,249	44.1	52,475	47.3
Consumer Finance	2,062	2.7	13,968	17.7	4,617	4.8	6,081	6.3	12,555	11.3
Auto Related	2,443	3.2	514	0.7	14,319	14.7	668	0.7	2,741	2.5
Total	$77,546	100.0%	$78,837	100.0%	$97,246	100.0%	$95,886	100.0%	$111,000	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2022				2021
	Q2		Q1		Q4		Q3		Q2
Fresh (1)	$28,235	39.7%	$29,077	41.7%	$17,096	22.5%	$21,511	25.0%	$29,031	30.1%
Primary (2)	369	0.5	11,445	16.4	557	0.7	560	0.7	431	0.4
Secondary (3)	28,148	39.5	26,748	38.4	54,915	72.2	62,382	72.5	58,459	60.7
Other (4)	14,425	20.3	2,449	3.5	3,495	4.6	1,555	1.8	8,437	8.8
Total Core	71,177	100.0%	69,719	100.0%	76,063	100.0%	86,008	100.0%	96,358	100.0%
Insolvency	6,369		9,118		21,183		9,878		14,642
Total	$77,546		$78,837		$97,246		$95,886		$111,000
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

The following table is a reconciliation of net income, as reported in accordance with GAAP, to Adjusted EBITDA for the last 12 months ("LTM") as of June 30, 2022 and for the year ended December 31, 2021 (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	LTM	For the Year Ended
	June 30, 2022	December 31, 2021
Net income attributable to PRA Group, Inc.	$145,212	$183,158
Adjustments:
Income tax expense	44,330	54,817
Foreign exchange (gains)/losses	(1,083)	809
Interest expense, net	125,065	124,143
Other expense (1)	598	(282)
Depreciation and amortization	15,103	15,256
Adjustment for net income attributable to noncontrolling interests	1,610	12,351
Recoveries applied to negative allowance less Changes in expected recoveries	893,446	988,050
Adjusted EBITDA	$1,224,281	$1,378,302
(1) Other expense/(income) reflects non-operating related activity.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our Debt to Adjusted EBITDA for the LTM as of June 30, 2022 and for the year ended December 31, 2021 (amounts in thousands):

Debt to Adjusted EBITDA
	LTM		For the Year Ended
	June 30, 2022		December 31, 2021
Borrowings	$2,481,622		$2,608,714
Adjusted EBITDA	$1,224,281		$1,378,302
Debt to Adjusted EBITDA	2.03	x	1.89	x
Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of June 30, 2022, cash and cash equivalents totaled $68.0 million. Of the cash and cash equivalents balance as of June 30, 2022, $54.0 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.

Borrowings. At June 30, 2022, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit (2)	$293,445	$782,523	$128,767
UK revolving credit	465,539	334,461	76,653
European revolving credit	285,024	504,976	247,522
Term loan	455,000	—	—
Senior Notes	650,000	—	—
Convertible Notes	345,000	—	—
Less: Debt discounts and issuance costs	(12,386)	—	—
Total	$2,481,622	$1,621,960	$452,942
(1) Available borrowings after calculation of current borrowing base and debt covenants as of June 30, 2022.
(2) Includes North American revolving credit facility and Colombian revolving credit
In connection with the refinancing of our European credit facilities, we entered into the Eighth Amendment and Restatement to our European Credit Agreement that, among other things, extended the term of the agreement for one year to February 19, 2024 and decreased aggregate borrowing commitments by $600.0 million. Additionally, we entered into a new $800.0 million UK credit facility. For more information on our refinancing, refer to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $117.1 million as of June 30, 2022). Interest-bearing deposits as of June 30, 2022 were $114.4 million.
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
Uses of Liquidity and Material Cash Requirements
Forward Flows. Contractual obligations over the next year are primarily related to purchase commitments. As of June 30, 2022, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $960.2 million, of which $815.1 million is due within the next 12 months. The $960.2 million is comprised of $300.9 million for the Americas and Australia and $659.3 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
Borrowings. Of our $2.5 billion borrowings at June 30, 2022, estimated interest, unused fees and principal payments for the next 12 months are approximately $468.0 million, of which, $355.3 million relates to principal, primarily reflecting our Convertible Senior Notes due 2023. Beyond 12 months our principal payment obligations related to debt maturities occur between one and seven years. Many of our financing arrangements include restrictive covenants with which we must comply. As of June 30, 2022, we determined that we were in compliance with these covenants. For more information, see Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Share Repurchases. On February 25, 2022, we completed our $230.0 million share repurchase program. Also on February 25, 2022, our Board of Directors approved a new share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or other methods, subject to market and/or other conditions and applicable regulatory requirements. The new share repurchase program has no stated expiration date and does not obligate us to repurchase any specified amount of shares, remains subject to the discretion of our Board of Directors and, subject to compliance with applicable laws, may be modified, suspended or discontinued at any time. During the three months ended June 30, 2022, we repurchased 808,328 shares of our common stock for approximately $34.9 million. During the six months ended June 30, 2022 we repurchased 1,668,359 shares of our common stock for approximately $74.4 million. As of June 30, 2022, we had $92.7 million remaining for share repurchases under the new program. For more information, see Item 2 included in Part II of this Quarterly Report.
Leases. The majority of our leases have remaining lease terms of one to 15 years. As of June 30, 2022, we had $60.7 million in lease liabilities, of which approximately $10.0 million matures within the next 12 months. For more information, see Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Employment Agreements. We have entered into employment agreements with certain executive officers for approximately $10.2 million, of which $6.8 million is payable if executed within the next 12 months. Our U.S. executive officer agreements mature in December 2023, while executive officer agreements entered into outside of the U.S. are pursuant to local country regulations and typically do not have expiration dates. For more information, see Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
We believe that funds generated from operations and from cash collections on nonperforming loan portfolios, together with existing cash, available borrowings under our revolving credit facilities and access to the capital markets will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months and beyond. We may seek to access the debt or equity capital markets as we deem appropriate, market conditions permitting. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing from other sources.
Cash Flows Analysis
The following table summarizes our cash flow activity for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 (amounts in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(41,764)	$21,637	$(63,401)
Investing activities	147,010	240,683	(93,673)
Financing activities	(110,244)	(301,410)	191,166
Effect of exchange rate on cash	(14,958)	(1,313)	(13,645)
Net decrease in cash and cash equivalents	$(19,956)	$(40,403)	$20,447
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
Net cash used in operating activities of $41.8 million for the six months ended June 30, 2022, decreased $63.4 million from net cash provided by operating activities of $21.6 million for six months ended June 30, 2021. The change was mainly driven by lower cash collections recognized as portfolio income and lower cash paid for income taxes and the impact of foreign exchange.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects purchases of nonperforming loans.
Cash provided by investing activities decreased $93.7 million during the six months ended June 30, 2022, primarily driven by a decrease of $121.8 million in recoveries applied to negative allowance and a decrease of $30.4 million in proceeds from sales and maturities of investments. The decrease was partially offset by a decrease of $61.4 million in purchases of investments reflecting the prior year purchase of additional government securities.

Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Cash used in financing activities decreased $191.2 million during the six months ended June 30, 2022, primarily driven by a decrease of $272.1 million in net payments on our lines of credit. The decrease was partially offset by our $86.4 million of repurchases of our common stock during the six months ended June 30, 2022.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $54.0 million and $61.9 million as of June 30, 2022 and December 31, 2021, respectively. Refer to Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.
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
During 2021, we made assumptions that the majority of cash collections overperformance was due to acceleration of future collections rather than an increase to total expected collections. Therefore, we adjusted the next three to six month forecast to reflect collection trends from actual results with corresponding reductions to the collection forecast later in the forecast period. During the first half of 2022, this assumption remained relatively consistent, particularly with our more recent pools. In the second quarter of 2022, we assessed certain older pools, where continued strong performance has resulted in an increase to our forecasted ERC.
Significant changes in such estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool. Generally, adjustments to reduce estimated cash forecasts for overperformance experienced in the current period result in a negative adjustment to revenue at an amount less than the impact of the overperformance due to the effects of discounting. Additionally, cash flow forecast increases will generally result in more revenue being recognized. As we continue to perform against expectations, performance may vary, which could result in additional adjustments to our cash flow forecasts with a corresponding adjustment to total portfolio revenue.
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.5 billion as of June 30, 2022. Based on our debt structure at June 30, 2022, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $3.8 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $4.1 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European and our UK revolving credit facilities, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. As of June 30, 2022, we are 66% hedged on a notional basis and nearly 100% hedged in the U.S. dollar. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive (Loss)/Income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at June 30, 2022. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts and zero interest rate floors on revolving loans under our North America, UK and European credit facilities.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended June 30, 2022, we generated $121.4 million of revenues from operations outside the U.S. and used 12 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European operations such that portfolio ownership and collections generally occur within the same entity. Our UK and European credit facilities are multi-currency facilities, allowing us to better match funding and portfolio acquisitions by currency. We actively monitor the value of our finance receivables by currency. In the event adjustments are required to our liability composition by currency we may, from time to time, execute re-balancing foreign exchange contracts to more closely align funding and portfolio acquisitions by currency.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of June 30, 2022, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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
The following table provides information about our common stock purchased during the second quarter of 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Remaining Purchase Price for Share Repurchases Under the Program (1)
Period
April 1, 2022 to April 30, 2022	621,230	$44.55	621,230	$100,000
May 1, 2022 to May 31, 2022	187,098	38.80	187,098	92,741
June 1, 2022 to June 30, 2022	—	—	—	$92,741
Total	808,328	$43.22	808,328
(1) Dollars in thousands.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of PRA Group, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed June 17, 2020 (File No. 000-50058)).
3.2	Amended and Restated By-Laws of PRA Group, Inc. (Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed June 17, 2020 (File No. 000-50058)).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Registration Statement on Form S-1 filed October 15, 2002 (Registration No. 333-99225)).
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-1 filed October 30, 2002 (Registration No. 333-99225)).
4.3	Indenture, dated May 26, 2017 between PRA Group, Inc. and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed May 26, 2017 (File No. 000-50058)).
4.4
First Supplemental Indenture, dated as of March 31, 2021 between PRA Group, Inc. and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed August 05, 2021 (File No. 000-50058)).

4.5
Indenture, dated as of August 27, 2020 among PRA Group Inc., the domestic subsidiaries of PRA Group Inc., party thereto and Regions Bank as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 1, 2020 (File No. 000-50058)).

4.6
Indenture, dated as of September 22, 2021 among PRA Group Inc., the domestic subsidiaries of PRA Group Inc., party thereto and Regions Banks, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 24, 2021 (File No. 000-50058)).

4.7
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed February 26, 2021 (File No. 000-50058)).

10.1
UK Revolving Credit Agreement dated April 1, 2022 by and among PRA Group Europe Holding I S.à.r.l., PRA Group (UK) Limited and PRA Group, Inc., as Guarantors, the Lenders party thereto, MUFG Bank, LTD., acting through its London Branch, as Administrative Agent (filed herewith).

10.2*	2022 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 28, 2022 (File No. 000-50058)).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Denotes management contract of compensatory plan in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

August 8, 2022	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2022	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)