Form 10-Q
period 2022-09-30
PRA GROUP INC
filed 2022-11-04
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of October 31, 2022 was 38,976,910.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
September 30, 2022 and December 31, 2021
(Amounts in thousands)

	(unaudited)
	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$57,991	$87,584
Investments	76,171	92,977
Finance receivables, net	3,037,360	3,428,285
Income taxes receivable	36,420	41,146
Deferred tax assets, net	53,949	67,760
Right-of-use assets	52,648	56,713
Property and equipment, net	52,061	54,513
Goodwill	404,474	480,263
Other assets	124,256	57,002
Total assets	$3,895,330	$4,366,243
Liabilities and Equity
Liabilities:
Accounts payable	$6,148	$3,821
Accrued expenses	104,059	127,802
Income taxes payable	16,412	19,276
Deferred tax liabilities, net	49,248	36,630
Lease liabilities	57,376	61,188
Interest-bearing deposits	88,155	124,623
Borrowings	2,379,614	2,608,714
Other liabilities	11,729	59,352
Total liabilities	2,712,741	3,041,406
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 38,976 shares issued and outstanding at September 30, 2022; 100,000 shares authorized, 41,008 shares issued and outstanding at December 31, 2021	389	410
Additional paid-in capital	—	—
Retained earnings	1,557,066	1,552,845
Accumulated other comprehensive loss	(426,086)	(266,909)
Total stockholders' equity - PRA Group, Inc.	1,131,369	1,286,346
Noncontrolling interest	51,220	38,491
Total equity	1,182,589	1,324,837
Total liabilities and equity	$3,895,330	$4,366,243
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Revenues:
Portfolio income	$185,853	$212,905	$587,394	$663,714
Changes in expected recoveries	48,336	43,820	134,817	157,504
Total portfolio revenue	234,189	256,725	722,211	821,218
Fee income	6,122	6,209	14,419	10,843
Other revenue	4,496	764	7,044	6,735
Total revenues	244,807	263,698	743,674	838,796

Operating expenses:
Compensation and employee services	70,382	74,584	215,615	228,200
Legal collection fees	8,963	10,993	29,390	36,208
Legal collection costs	23,391	21,450	57,694	61,231
Agency fees	15,160	15,646	47,374	47,145
Outside fees and services	24,618	29,434	71,489	71,167
Communication	9,951	9,782	32,062	33,039
Rent and occupancy	4,669	4,571	14,289	13,694
Depreciation and amortization	3,741	3,724	11,384	11,520
Other operating expenses	13,144	15,935	37,885	44,045
Total operating expenses	174,019	186,119	517,182	546,249
Income from operations	70,788	77,579	226,492	292,547
Other income and (expense):
Interest expense, net	(32,455)	(29,599)	(95,765)	(91,987)
Foreign exchange gain, net	4	1,232	791	127
Other	(83)	85	(754)	294
Income before income taxes	38,254	49,297	130,764	200,981
Income tax expense	11,072	12,627	29,828	41,870
Net income	27,182	36,670	100,936	159,111
Adjustment for net income/(loss) attributable to noncontrolling interests	2,450	2,190	(252)	10,229
Net income attributable to PRA Group, Inc.	$24,732	$34,480	$101,188	$148,882
Net income per common share attributable to PRA Group, Inc.:
Basic	$0.63	$0.76	$2.54	$3.27
Diluted	$0.63	$0.76	$2.52	$3.24
Weighted average number of shares outstanding:
Basic	39,018	45,305	39,858	45,594
Diluted	39,170	45,656	40,125	45,920
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive (Loss)/Income
For the Three and Nine Months Ended September 30, 2022 and 2021
(unaudited)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Net income	$27,182	$36,670	$100,936	$159,111
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(91,390)	(38,238)	(194,656)	(43,682)
Cash flow hedges	19,590	5,522	44,007	19,200
Debt securities available-for-sale	133	(50)	(269)	(192)
Other comprehensive (loss)/income	(71,667)	(32,766)	(150,918)	(24,674)
Total comprehensive (loss)/income	(44,485)	3,904	(49,982)	134,437
Less comprehensive income/(loss) attributable to noncontrolling interests	9,049	(1,154)	8,008	4,544
Comprehensive (loss)/income attributable to PRA Group, Inc.	$(53,534)	$5,058	$(57,990)	$129,893
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2022
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)/ Income	Interest	Equity
Balance at December 31, 2021	41,008	$410	$—	$1,552,845	$(266,909)	$38,491	$1,324,837
Components of comprehensive income, net of tax:
Net income	—	—	—	39,972	—	(5,354)	34,618
Currency translation adjustments	—	—	—	—	4,780	7,490	12,270
Cash flow hedges	—	—	—	—	18,580	—	18,580
Debt securities available-for-sale	—	—	—	—	(160)	—	(160)
Vesting of restricted stock	262	3	(3)	—	—	—	—
Repurchase and cancellation of common stock	(860)	(9)	4,527	(43,972)	—	—	(39,454)
Share-based compensation expense	—		3,891	—	—	—	3,891
Employee stock relinquished for payment of taxes	—	—	(8,415)	—	—	—	(8,415)
Balance at March 31, 2022	40,410	$404	$—	$1,548,845	$(243,709)	$40,627	$1,346,167
Components of comprehensive income, net of tax:
Net income	—	—	—	36,484	—	2,652	39,136
Currency translation adjustments	—	—	—	—	(109,707)	(5,829)	(115,536)
Cash flow hedges	—	—	—	—	5,837	—	5,837
Debt securities available-for-sale	—	—	—	—	(242)	—	(242)
Distributions to noncontrolling interest	—	—	—	—	—	(3,494)	(3,494)
Contributions from noncontrolling interest	—	—	—	—	—	1,599	1,599
Vesting of restricted stock	37	—	—	—	—	—	—
Repurchase and cancellation of common stock	(808)	(8)	(3,835)	(31,092)	—	—	(34,935)
Share-based compensation expense	—	—	3,849	—	—	—	3,849
Employee stock relinquished for payment of taxes	—	—	(14)	—	—	—	(14)
Balance at June 30, 2022	39,639	$396	$—	$1,554,237	$(347,821)	$35,555	$1,242,367
Components of comprehensive income, net of tax:
Net income	—	—	—	24,732	—	2,450	27,182
Currency translation adjustments	—	—	—	—	(97,988)	6,598	(91,390)
Cash flow hedges	—	—	—	—	19,590	—	19,590
Debt securities available-for-sale	—	—	—	—	133	—	133
Distributions to noncontrolling interest	—	—	—	—	—	(1,127)	(1,127)
Contributions from noncontrolling interest	—	—	—	—	—	7,744	7,744
Repurchase and cancellation of common stock	(663)	(7)	(3,091)	(21,903)	—	—	(25,001)
Share-based compensation expense	—	—	3,101	—	—	—	3,101
Employee stock relinquished for payment of taxes	—	—	(10)	—	—	—	(10)
Balance at September 30, 2022	38,976	$389	$—	$1,557,066	$(426,086)	$51,220	$1,182,589
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2021
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)/ Income	Interest	Equity
Balance at December 31, 2020	45,585	$456	$75,282	$1,511,970	$(245,791)	$31,609	$1,373,526
Effect of change in accounting principle (1)	—	—	(26,697)	12,008	—	—	(14,689)
Balance at January 1, 2021	45,585	$456	$48,585	$1,523,978	$(245,791)	$31,609	$1,358,837
Components of comprehensive income, net of tax:
Net income	—	—	—	58,406	—	3,474	61,880
Currency translation adjustments	—	—	—	—	(20,108)	(4,423)	(24,531)
Cash flow hedges	—	—	—	—	12,323	—	12,323
Distributions to noncontrolling interest	—	—	—	—	—	(3,933)	(3,933)
Vesting of restricted stock	214	2	(2)	—	—	—	—
Share-based compensation expense	—	—	4,113	—	—	—	4,113
Employee stock relinquished for payment of taxes	—	—	(5,460)	—	—	—	(5,460)
Balance at March 31, 2021	45,799	$458	$47,236	$1,582,384	$(253,576)	$26,727	$1,403,229
Components of comprehensive income, net of tax:
Net income	—	—	—	55,996	—	4,565	60,561
Currency translation adjustments	—	—	—	—	17,004	2,083	19,087
Cash flow hedges	—	—	—	—	1,355	—	1,355
Debt securities available-for-sale	—	—	—	—	(142)	—	(142)
Distributions to noncontrolling interest	—	—	—	—	—	(13,120)	(13,120)
Vesting of restricted stock	38	—	—	—	—	—	—
Share-based compensation expense	—	—	4,040	—	—	—	4,040
Employee stock relinquished for payment of taxes	—	—	(70)	—	—	—	(70)
Balance at June 30, 2021	45,837	$458	$51,206	$1,638,380	$(235,359)	$20,255	$1,474,940
Components of comprehensive income, net of tax:
Net income	—	—	—	34,480	—	2,190	36,670
Currency translation adjustments	—	—	—	—	(34,894)	(3,344)	(38,238)
Cash flow hedges	—	—	—	—	5,522	—	5,522
Debt securities available-for-sale	—	—	—	—	(50)	—	(50)
Distributions to noncontrolling interest	—	—	—	—	—	(3,397)	(3,397)
Contributions from noncontrolling interest	—	—	—	—	—	22,743	22,743
Repurchase and cancellation of common stock	(1,797)	(18)	(55,513)	(18,316)	—	—	(73,847)
Share-based compensation expense	—	—	4,317	—	—	—	4,317
Employee stock relinquished for payment of taxes	—	—	(10)	—	—	—	(10)
Balance at September 30, 2021	44,040	$440	$—	$1,654,544	$(264,781)	$38,447	$1,428,650
(1) Reflects adjustments recorded for the January 1, 2021 adoption of an accounting update. Refer to the Company's 2021 Annual Report on Form 10-K for more information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021
(unaudited)
(Amounts in thousands)

	Nine Months Ended
	2022	2021
Cash flows from operating activities:
Net income	$100,936	$159,111
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	10,841	12,470
Depreciation and amortization	11,384	11,520
Amortization of debt discount and issuance costs	7,653	7,053
Changes in expected recoveries	(134,817)	(157,504)
Deferred income taxes	8,710	(4,235)
Net unrealized foreign currency transactions	21,356	7,462
Fair value in earnings for equity securities	(175)	92
Other	159	91
Changes in operating assets and liabilities:
Other assets	(2,547)	7,779
Accounts payable	3,028	201
Income taxes payable, net	(155)	(9,391)
Accrued expenses	(7,655)	3,086
Other liabilities	(22,521)	531
Right of use asset/lease liability	389	17
Net cash (used)/provided by operating activities	(3,414)	38,283
Cash flows from investing activities:
Purchases of property and equipment, net	(10,698)	(6,772)
Purchases of finance receivables	(561,901)	(770,377)
Recoveries applied to negative allowance	765,732	934,002
Purchases of investments	(2,292)	(74,485)
Proceeds from sales and maturities of investments	4,565	42,110
Business acquisition, net of cash acquired	—	(647)
Net cash provided by investing activities	195,406	123,831
Cash flows from financing activities:
Proceeds from lines of credit	1,343,434	426,135
Principal payments on lines of credit	(1,389,371)	(908,215)
Proceeds from senior notes	—	350,000
Principal payments on long-term debt	(7,500)	(7,500)
Repurchases of common stock	(111,371)	(73,847)
Payments of origination cost and fees	(7,798)	(8,835)
Tax withholdings related to share-based payments	(8,438)	(5,540)
Distributions paid to noncontrolling interest	(4,621)	(20,450)
Contributions from noncontrolling interest	9,343	22,743
Net (decrease)/increase in interest-bearing deposits	(13,732)	8,847
Net cash used in financing activities	(190,054)	(216,662)
Effect of exchange rate on cash	(31,927)	(5,202)
Net decrease in cash and cash equivalents	(29,989)	(59,750)
Cash and cash equivalents beginning of period	89,072	121,047
Cash and cash equivalents, end of period	$59,083	$61,297

Supplemental disclosure of cash flow information:
Cash paid for interest	$87,912	$88,676
Cash paid for income taxes	21,086	55,234

Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per Consolidated Balance Sheets	$57,991	$56,545
Restricted cash included in Other assets per Consolidated Balance Sheets	1,092	4,752
Total cash, cash equivalents and restricted cash	$59,083	$61,297
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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of September 30, 2022, its Consolidated Income Statements and Statements of Comprehensive (Loss)/Income for the three and nine months ended September 30, 2022 and 2021, and its Consolidated Statements of Changes in Equity and Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 have been included. The Company's Consolidated Income Statements for the three and nine months ended September 30, 2022 may not be indicative of future results.
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
The following tables show the amount of revenue generated for the three and nine months ended September 30, 2022 and 2021, and long-lived assets held at September 30, 2022 and 2021, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$138,398	$80,496	$157,124	$90,980
United Kingdom	37,032	10,762	42,388	2,040
Other (1)	69,377	13,451	64,186	12,745
Total	$244,807	$104,709	$263,698	$105,765

PRA Group, Inc.
Notes to Consolidated Financial Statements

	As of and for the		As of and for the
	Nine Months Ended September 30, 2022		Nine months ended September 30, 2021
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$426,675	$80,496	$503,994	$90,980
United Kingdom	126,866	10,762	133,024	2,040
Other (1)	190,133	13,451	201,778	12,745
Total	$743,674	$104,709	$838,796	$105,765
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
2. Finance Receivables, net:
Finance receivables, net consisted of the following at September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Amortized cost	$—	$—
Negative allowance for expected recoveries (1)	3,037,360	3,428,285
Balance at end of period	$3,037,360	$3,428,285
(1) The negative allowance balance includes certain portfolios of nonperforming loans for which the Company holds a beneficial interest representing approximately 0.8% of the balance.
Three Months Ended September 30, 2022 and 2021
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended September 30, 2022 and 2021 were as follows (amounts in thousands):

	Three Months Ended September 30, 2022
	Core	Insolvency	Total
Balance at beginning of period	$2,814,761	$368,871	$3,183,632
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	160,206	22,898	183,104
Foreign currency translation adjustment	(133,263)	(14,254)	(147,517)
Recoveries applied to negative allowance (2)	(186,112)	(44,083)	(230,195)
Changes in expected recoveries (3)	38,686	9,650	48,336
Balance at end of period	$2,694,278	$343,082	$3,037,360

	Three Months Ended September 30, 2021
	Core	Insolvency	Total
Balance at beginning of period	$2,894,963	$454,075	$3,349,038
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	374,645	17,302	391,947
Foreign currency translation adjustment	(52,650)	(5,558)	(58,208)
Recoveries applied to negative allowance (2)	(230,237)	(46,421)	(276,658)
Changes in expected recoveries (3)	40,583	3,237	43,820
Balance at end of period	$3,027,304	$422,635	$3,449,939

PRA Group, Inc.
Notes to Consolidated Financial Statements
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended September 30, 2022 and 2021 were as follows (amounts in thousands):

	Three Months Ended September 30, 2022
	Core	Insolvency	Total
Face value	$1,482,758	$123,369	$1,606,127
Noncredit discount	(126,205)	(7,874)	(134,079)
Allowance for credit losses at acquisition	(1,196,347)	(92,597)	(1,288,944)
Purchase price	$160,206	$22,898	$183,104

	Three Months Ended September 30, 2021
	Core	Insolvency	Total
Face value	$2,499,453	$82,704	$2,582,157
Noncredit discount	(280,213)	(6,355)	(286,568)
Allowance for credit losses at acquisition	(1,844,595)	(59,047)	(1,903,642)
Purchase price	$374,645	$17,302	$391,947
The initial negative allowance recorded on portfolio acquisitions for the three months ended September 30, 2022 and 2021 was as follows (amounts in thousands):

	Three Months Ended September 30, 2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,196,347)	$(92,597)	$(1,288,944)
Writeoffs, net	1,196,347	92,597	1,288,944
Expected recoveries	160,206	22,898	183,104
Initial negative allowance for expected recoveries	$160,206	$22,898	$183,104

	Three Months Ended September 30, 2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,844,595)	$(59,047)	$(1,903,642)
Writeoffs, net	1,844,595	59,047	1,903,642
Expected recoveries	374,645	17,302	391,947
Initial negative allowance for expected recoveries	$374,645	$17,302	$391,947
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were calculated as follows for the three months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30, 2022
	Core	Insolvency	Total
Recoveries (a)	$361,089	$54,959	$416,048
Less - amounts reclassified to portfolio income	174,977	10,876	185,853
Recoveries applied to negative allowance	$186,112	$44,083	$230,195

	Three Months Ended September 30, 2021
	Core	Insolvency	Total
Recoveries (a)	$429,166	$60,397	$489,563
Less - amounts reclassified to portfolio income	198,929	13,976	212,905
Recoveries applied to negative allowance	$230,237	$46,421	$276,658
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.

PRA Group, Inc.
Notes to Consolidated Financial Statements
(3) Changes in expected recoveries
Changes in expected recoveries consisted of the following for the three months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30, 2022
	Core	Insolvency	Total
Changes in expected future recoveries	$17,851	$2,361	$20,212
Recoveries received in excess of forecast	20,835	7,289	28,124
Changes in expected recoveries	$38,686	$9,650	$48,336

	Three Months Ended September 30, 2021
	Core	Insolvency	Total
Changes in expected future recoveries	$4,114	$(6,026)	$(1,912)
Recoveries received in excess of forecast	36,469	9,263	45,732
Changes in expected recoveries	$40,583	$3,237	$43,820
In order to estimate cash collections, the Company considered historical performance, current economic forecasts, short-term and long-term growth and consumer habits in the various geographies in which the Company operates. The Company considered recent collection activity in its determination to adjust assumptions related to estimated remaining collections ("ERC") for certain pools. Based on these considerations, the Company’s estimates incorporate changes in both amounts and in the timing of expected cash collections over the forecast period.
Changes in expected recoveries for the three months ended September 30, 2022 were a net positive $48.3 million. This reflects $28.1 million in recoveries received in excess of forecast reflecting cash collections overperformance and a $20.2 million positive adjustment to changes in expected future recoveries. The changes in expected future recoveries reflects the Company's assessment of certain pools, where continued strong performance has resulted in an increase to the Company's forecasted ERC.
Changes in expected recoveries for the three months ended September 30, 2021 were a net positive $43.8 million. This reflected $45.7 million in recoveries received in excess of forecast, which was largely due to cash collections overperformance partially offset by a $1.9 million adjustment to changes in expected future recoveries. The changes in expected future recoveries included the Company's assumption that the majority of the overperformance was due to acceleration of future collections. The Company made adjustments in some geographies to increase near-term expected collections, bringing them in line with performance trends in collections, with corresponding reductions made later in the forecast period.
Nine Months Ended September 30, 2022 and 2021
Changes in the negative allowance for expected recoveries by portfolio segment for the nine months ended September 30, 2022 and 2021 were as follows (amounts in thousands):

	Nine Months Ended September 30, 2022
	Core	Insolvency	Total
Balance at beginning of period	$2,989,932	$438,353	$3,428,285
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	513,385	48,516	561,901
Foreign currency translation adjustment	(287,901)	(34,010)	(321,911)
Recoveries applied to negative allowance (2)	(628,293)	(137,439)	(765,732)
Changes in expected recoveries (3)	107,155	27,662	134,817
Balance at end of period	$2,694,278	$343,082	$3,037,360

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2021
	Core	Insolvency	Total
Balance at beginning of period	$3,019,477	$495,311	$3,514,788
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	712,687	57,898	770,585
Foreign currency translation adjustment	(56,387)	(2,549)	(58,936)
Recoveries applied to negative allowance (2)	(797,648)	(136,354)	(934,002)
Changes in expected recoveries (3)	149,175	8,329	157,504
Balance at end of period	$3,027,304	$422,635	$3,449,939
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the nine months ended September 30, 2022 and 2021 were as follows (amounts in thousands):

	Nine Months Ended September 30, 2022
	Core	Insolvency	Total
Face value	$3,539,705	$256,528	$3,796,233
Noncredit discount	(363,138)	(16,976)	(380,114)
Allowance for credit losses at acquisition	(2,663,182)	(191,036)	(2,854,218)
Purchase price	$513,385	$48,516	$561,901

	Nine Months Ended September 30, 2021
	Core	Insolvency	Total
Face value	$4,863,736	$277,831	$5,141,567
Noncredit discount	(585,400)	(19,368)	(604,768)
Allowance for credit losses at acquisition	(3,565,649)	(200,565)	(3,766,214)
Purchase price	$712,687	$57,898	$770,585
The initial negative allowance recorded on portfolio acquisitions for the nine months ended September 30, 2022 and 2021 was as follows (amounts in thousands):

	Nine Months Ended September 30, 2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(2,663,182)	$(191,036)	$(2,854,218)
Writeoffs, net	2,663,182	191,036	2,854,218
Expected recoveries	513,385	48,516	561,901
Initial negative allowance for expected recoveries	$513,385	$48,516	$561,901

	Nine Months Ended September 30, 2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(3,565,649)	$(200,565)	$(3,766,214)
Writeoffs, net	3,565,649	200,565	3,766,214
Expected recoveries	712,687	57,898	770,585
Initial negative allowance for expected recoveries	$712,687	$57,898	$770,585

PRA Group, Inc.
Notes to Consolidated Financial Statements
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance were calculated as follows for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Nine Months Ended September 30, 2022
	Core	Insolvency	Total
Recoveries (a)	$1,179,746	$173,380	$1,353,126
Less - amounts reclassified to portfolio income	551,453	35,941	587,394
Recoveries applied to negative allowance	$628,293	$137,439	$765,732

	Nine Months Ended September 30, 2021
	Core	Insolvency	Total
Recoveries (a)	$1,415,619	$182,097	$1,597,716
Less - amounts reclassified to portfolio income	617,971	45,743	663,714
Recoveries applied to negative allowance	$797,648	$136,354	$934,002
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries consisted of the following for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Nine Months Ended September 30, 2022
	Core	Insolvency	Total
Changes in expected future recoveries	$43,262	$3,894	$47,156
Recoveries received in excess of forecast	63,893	23,768	87,661
Changes in expected recoveries	$107,155	$27,662	$134,817

	Nine Months Ended September 30, 2021
	Core	Insolvency	Total
Changes in expected future recoveries	$(47,738)	$(18,871)	$(66,609)
Recoveries received in excess of forecast	196,913	27,200	224,113
Changes in expected recoveries	$149,175	$8,329	$157,504
Changes in expected recoveries for the nine months ended September 30, 2022 were a net positive $134.8 million. This reflects $87.7 million in recoveries received in excess of forecast reflecting cash collections overperformance and a $47.2 million net positive adjustment to changes in expected future recoveries. The changes in expected future recoveries reflects the Company's assessment of certain pools, where continued strong performance has resulted in a net increase to the Company's forecasted ERC. The Company continues to believe that the majority of the overperformance in its more recent pools was due to acceleration in the timing of cash collections rather than an increase in total expected collections. The change in expected recoveries also included a $20.5 million write down during the first quarter in 2022 on one portfolio in Brazil.
Changes in expected recoveries for the nine months ended September 30, 2021 were a net positive $157.5 million. The changes were the net result of recoveries received in excess of forecast of $224.1 million from significant cash collection overperformance reduced by a $66.6 million negative adjustment to changes in expected future recoveries. The changes in expected future recoveries included the Company's assumption that the majority of the overperformance was due to acceleration of future collections. The Company made adjustments in some geographies to increase near-term expected collections, bringing them in line with performance trends in collections, with corresponding reductions made later in the forecast period.

PRA Group, Inc.
Notes to Consolidated Financial Statements
3. Investments:
Investments consisted of the following at September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Debt securities
Available-for-sale	$62,507	$77,538
Equity securities
Exchange traded funds	—	1,746
Private equity funds	4,985	5,137
Mutual funds	510	508
Equity method investments	8,169	8,048
Total investments	$76,171	$92,977
Debt Securities
Available-for-sale
Government securities: The Company's investments in government instruments, including bonds and treasury securities, are classified as available-for-sale and are stated at fair value.
The amortized cost and estimated fair value of investments in debt securities at September 30, 2022 and December 31, 2021 were as follows (amounts in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$62,996	$—	$489	$62,507

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$77,757	$—	$219	$77,538
Equity Securities
Exchange traded funds: The Company invested in treasury bill exchange traded funds, which were accounted for as equity securities and carried at fair value. Gains and losses from these investments are included within Other income and (expense) in the Company's Consolidated Income Statements. The Company sold its investment in these funds in the third quarter of 2022.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
4. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2021 and concluded that no goodwill impairment was necessary. The Company performed its quarterly assessment by evaluating whether any triggering events had occurred as of September 30, 2022, which included considering current market conditions and concluded that no such event had occurred as of September 30, 2022.
The changes in goodwill for the three and nine months ended September 30, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$437,032	$492,843	$480,263	$492,989
Change in foreign currency translation adjustment	(32,558)	(10,364)	(75,789)	(10,510)
Balance at end of period	$404,474	$482,479	$404,474	$482,479
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
The components of lease expense for the three and nine months ended September 30, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$2,775	$3,072	$9,095	$9,096
Short-term lease expense	775	695	1,874	2,118
Sublease income	(118)	(81)	(348)	(81)
Total lease expense	$3,432	$3,686	$10,621	$11,133
Supplemental cash flow information and non-cash activity related to leases for the nine months ended September 30, 2022 and 2021 were as follows (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$8,923	$8,946

ROU assets obtained in exchange for operating lease obligations	5,910	6,436
Lease term and discount rate information related to operating leases was as follows:

	Nine Months Ended September 30,
	2022	2021
Weighted-average remaining lease term (years)	8.2	8.6

Weighted-average discount rate	4.48%	4.64%

PRA Group, Inc.
Notes to Consolidated Financial Statements
Maturities of lease liabilities at September 30, 2022 were as follows for the following periods (amounts in thousands):

Operating Leases
For the three months ending December 31, 2022	$2,688
For the year ending December 31, 2023	9,957
For the year ending December 31, 2024	9,333
For the year ending December 31, 2025	9,087
For the year ending December 31, 2026	7,991
Thereafter	30,114
Total lease payments	69,170
Less: imputed interest	11,794
Total present value of lease liabilities	$57,376
6. Borrowings:
The Company's borrowings consisted of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Americas revolving credit (1)	$281,075	$372,119
UK revolving credit	427,050	—
Europe revolving credit	235,343	795,687
Term loan	452,500	460,000
Senior notes	650,000	650,000
Convertible notes	345,000	345,000
	2,390,968	2,622,806
Less: Debt discount and issuance costs	(11,354)	(14,092)
Total	$2,379,614	$2,608,714
(1) Includes the North American revolving credit facility and an unsecured credit agreement with Banco de Occidente (the "Colombian revolving credit facility"). As of September 30, 2022 and December 31, 2021, the outstanding balance under the Colombian revolving credit facility was approximately $0.6 million and $0.9 million, respectively, with interest rates of 13.05% and 5.85%, respectively.
The following principal payments were due on the Company's borrowings as of September 30, 2022 for the 12-month periods ending September 30, (amounts in thousands):

2023	$355,267
2024	245,610
2025	310,066
2026	1,130,025
2027	—
Thereafter	350,000
Total	$2,390,968
The Company determined that it was in compliance with the covenants of its financing arrangements as of September 30, 2022.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian Administrative Agent, and a syndicate of lenders named therein (the "North American Credit Agreement").
The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded

PRA Group, Inc.
Notes to Consolidated Financial Statements
$452.5 million term loan, (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lenders) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate, Canadian dollar offered rate, or the Eurodollar rate, for the applicable term plus 2.25% per annum, or 2.00% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0. The revolving loans within the credit facility are subject to a 0.0% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0, payable quarterly in arrears and matures July 30, 2026. As of September 30, 2022, the unused portion of the North American Credit Agreement was $794.5 million. Considering borrowing base restrictions, as of September 30, 2022, the amount available to be drawn was $117.0 million.
Borrowings under the North American Credit Agreement are guaranteed by the Company's U.S. and Canadian subsidiaries (provided that the Canadian subsidiaries only guarantee borrowings under the Canadian revolving credit facility) and are secured by a first priority lien on substantially all of the Company's North American assets. The North American Credit Agreement contains events of default and restrictive covenants, including the following:
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
United Kingdom ("UK") Revolving Credit Facility
On April 1, 2022, PRA Group Europe Holding I S.a r.l ("PRA Group Europe"), a wholly owned subsidiary of the Company, entered into a credit agreement (the "UK Credit Agreement") with PRA Group UK Limited ("PRA UK") and the Company, as guarantors, the lenders party thereto and MUFG Bank, Ltd., London Branch, as the administrative agent (the "Administrative Agent").
The UK Credit Agreement consists of an $800.0 million revolving credit facility (subject to a borrowing base), and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions. Borrowings, which are available in U.S. dollars, euro and pounds sterling, will accrue interest, for the applicable term at the risk free rate applicable to U.S. dollars (Secured Overnight Financing Rate) or sterling (Sterling Overnight Interbank Average Rate) or, in the case of euro borrowings, Euribor plus an applicable margin of 2.50% per annum plus a credit adjustment spread of 0.10%. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the applicable margin will increase to 2.75%. The UK Credit Agreement also has a commitment fee of 0.30% per annum, payable quarterly in arrears. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the commitment fee increases to 0.35% per annum. The UK Credit Agreement matures on July 30, 2026. As of September 30, 2022, the unused portion of the UK Credit Agreement was $373.0 million. Considering borrowing base restrictions, as of September 30, 2022, the amount available to be drawn under the UK Credit Agreement was $76.7 million.
The UK Credit Agreement is secured by substantially all of the assets of PRA UK, all of the equity interests in PRA UK and PRA Group Europe, certain bank accounts of PRA Group Europe and certain intercompany loans extended by PRA Group Europe to PRA UK. The UK Credit Agreement contains events of default and restrictive covenants, including the following:
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
European Revolving Credit Facility
The Company's non-UK European subsidiaries ("PRA Europe") are parties to a credit agreement with DNB Bank ASA and a syndicate of lenders named therein, for a Multicurrency Revolving Credit Facility (the "European Credit Agreement"). On March 29, 2022, in connection with the refinancing of the Company's European credit facilities, PRA Group Europe Holding S.a.r.l, a wholly owned subsidiary of the Company, and its Swiss Branch, PRA Group Holding S.a.r.l., Luxembourg, Zug

PRA Group, Inc.
Notes to Consolidated Financial Statements
Branch, executed the Eighth Amendment and Restatement to its European Credit Agreement ("Eighth Amendment"). On April 7, 2022, the Eighth Amendment was made effective and, among other things, extended the European Credit Agreement for one year to February 19, 2024, decreased the aggregate borrowing commitments by $600.0 million, removed PRA UK as a guarantor and released the shares of PRA UK that previously secured the European Credit Agreement.
The European Credit Agreement provides borrowings for an aggregate amount of approximately $750.0 million (subject to the borrowing base), accrues interest at the Interbank Offered Rate plus 2.70% - 3.80% (as determined by the ERC ratio), bears an unused line fee, currently 1.12% per annum, or 35% of the margin, is payable monthly in arrears and matures February 19, 2024. The European Credit Agreement also includes an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears and matures February 19, 2024. As of September 30, 2022, the unused portion of the European Credit Agreement (including the overdraft facility) was $554.7 million. Considering borrowing base restrictions and other covenants as of September 30, 2022, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $260.6 million.
Borrowings under the European Credit Agreement are guaranteed by substantially all of the Company's non-UK European subsidiaries and are secured by the shares of most of the Company's non-UK European subsidiaries and all non-UK European intercompany loans receivable in Europe. The European Credit Agreement contains events of default and restrictive covenants, including the following:
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
In the event of a change of control, each holder will have the right to require the Company to repurchase all or any part of such holder's 2029 Notes at an offer price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the 2029 Notes at 100% of their principal amount.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
In addition, on or before September 1, 2022, the Company had the option to redeem up to 40% of the aggregate principal amount of the 2025 Notes at a redemption price of 107.375% plus accrued and unpaid interest subject to the rights of holders of the 2025 Notes with the net cash proceeds of a public offering of common stock of the Company provided, that at least 60% in aggregate principal amount of the 2025 Notes remains outstanding immediately after the occurrence of such redemption and that such redemption will occur within 90 days of the date of the closing of such public offering. The Company did not exercise this option.
In the event of a change of control, each holder will have the right to require the Company to repurchase all or any part of such holder's 2025 Notes at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the 2025 Notes at 100% of their principal amount.
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
•the Company elects to issue to all, or substantially all, holders of its common stock any rights, options or warrants entitling them, for a period of more than 45 calendar days, to subscribe for or purchase shares at a price per share that is less than the average of the last reported sales price for the 10 consecutive trading day-period ending on the trading day immediately preceding the date of announcement of such issuance;
•the Company elects to distribute to all, or substantially all, holders of its common stock the Company’s assets, debt securities or rights to purchase securities of the Company, which distribution has a share value exceeding 10% of the last reported sale price on the trading day preceding the announcement of such distribution; or
•a transaction occurs that constitutes a fundamental change or, the Company is party to a consolidation, merger, binding share exchange, or transfer or lease of all, or substantially all, of the Company's assets.
On or after March 1, 2023, the 2023 Notes will be convertible at any time. As of September 30, 2022, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes has occurred.
Furthermore, the Company has the right, at its election, to redeem all or any part of the outstanding 2023 Notes at any time for cash, but only if the last reported sale price of the Company's common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on and including the trading day immediately before the date the Company sends the related redemption notice.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The balances of the liability component of the 2023 Notes outstanding as of September 30, 2022 and December 31, 2021, were as follows (amounts in thousands):

	September 30, 2022	December 31, 2021
Liability component - principal amount	$345,000	$345,000
Unamortized debt issuance costs	(1,192)	(2,476)
Liability component - net carrying amount	$343,808	$342,524
The Company amortizes debt issuance costs over the life of the debt using an effective interest rate of 4.00%.
Interest expense related to the 2023 Notes for the three and nine months ended September 30, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense - stated coupon rate	$3,019	$3,019	$9,057	$9,057
Interest expense - amortization of debt issuance costs	429	412	1,284	1,234
Total interest expense - convertible notes	$3,448	$3,431	$10,341	$10,291
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
The following tables summarize the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$44,842	Other assets	$6,251
Interest rate contracts	Other liabilities	—	Other liabilities	14,879
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	29,299	Other assets	3,534
Foreign currency contracts	Other liabilities	1,218	Other liabilities	11,099
Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of September 30, 2022 and December 31, 2021, the notional amount of interest rate contracts designated as cash flow hedging instruments was $686.3 million and $869.1 million, respectively. Derivatives

PRA Group, Inc.
Notes to Consolidated Financial Statements
designated as cash flow hedging instruments were evaluated and remained highly effective at September 30, 2022 and have terms of one to three years. The Company estimates that approximately $17.8 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months.
The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the Company's Consolidated Financial Statements for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2022	2021	2022	2021
Interest rate contracts	$19,983	$3,036	$41,106	$11,588

	Gain or (loss) reclassified from OCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of gain or (loss) reclassified from OCI into income	2022	2021	2022	2021
Interest expense, net	$383	$(3,165)	$(3,819)	$(9,644)
Derivatives Not Designated as Hedging Instruments:
The Company enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of September 30, 2022 and December 31, 2021, the notional amount of foreign currency contracts that were not designated as hedging instruments was $490.2 million and $1,061.7 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's Consolidated Income Statements for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2022	2021
Foreign currency contracts	Foreign exchange gain, net	$33,019	$8,197
Foreign currency contracts	Interest expense, net	313	130

		Amount of gain or (loss) recognized in income
		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2022	2021
Foreign currency contracts	Foreign exchange gain, net	$72,371	$10,741
Foreign currency contracts	Interest expense, net	(638)	475
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The carrying amounts in the table were recorded in the Company's Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$57,991	$57,991	$87,584	$87,584
Finance receivables, net	3,037,360	2,933,762	3,428,285	3,317,658
Financial liabilities:
Interest-bearing deposits	88,155	88,155	124,623	124,623
Revolving lines of credit	943,468	943,468	1,167,806	1,167,806
Term loan	452,500	452,500	460,000	460,000
Senior Notes	650,000	573,849	650,000	673,366
Convertible Notes	345,000	338,980	345,000	406,607
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following tables were measured at fair value on a recurring basis in the Company's Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$62,507	$—	$—	$62,507
Mutual funds	510	—	—	510
Derivative contracts (recorded in Other assets)	—	74,141	—	74,141
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	1,218	—	1,218

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$77,538	$—	$—	$77,538
Exchange traded funds	1,746	—	—	1,746
Mutual funds	508	—	—	508
Derivative contracts (recorded in Other assets)	—	9,785	—	9,785
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	25,978	—	25,978
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
Investments measured using net asset value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities, including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the NAV practical expedient was $5.0 million and $5.1 million as of September 30, 2022 and December 31, 2021, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Loss:
The following tables provide details about the reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30,
Gains and losses on cash flow hedges	2022	2021	Affected line in the Consolidated Income Statement
Interest rate swaps	$383	$(3,165)	Interest expense, net
Income tax effect of item above	10	679	Income tax expense
Total losses/(gains) on cash flow hedges	$393	$(2,486)	Net of tax

	Nine Months Ended September 30,
Gains and losses on cash flow hedges	2022	2021	Affected line in the Consolidated Income Statement
Interest rate swaps	$(3,819)	$(9,644)	Interest expense, net
Income tax effect of item above	918	2,032	Income tax expense
Total gains on cash flow hedges	$(2,901)	$(7,612)	Net of tax
The following table represents the changes in accumulated other comprehensive loss by component, after tax, for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30, 2022
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(623)	$19,046	$(366,244)	$(347,821)
Other comprehensive gain/(loss) before reclassifications	133	19,983	(97,988)	(77,872)
Reclassifications, net	—	(393)	—	(393)
Net current period other comprehensive gain/(loss)	133	19,590	(97,988)	(78,265)
Balance at end of period	$(490)	$38,636	$(464,232)	$(426,086)

	Three Months Ended September 30, 2021
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(15)	$(19,671)	$(215,673)	$(235,359)
Other comprehensive (loss)/gain before reclassifications	(50)	3,036	(34,894)	(31,908)
Reclassifications, net	—	2,486	—	2,486
Net current period other comprehensive (loss)/gain	(50)	5,522	(34,894)	(29,422)
Balance at end of period	$(65)	$(14,149)	$(250,567)	$(264,781)
(1) Net of deferred taxes for unrealized gains from cash flow hedges of $3.5 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2022
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(221)	$(5,371)	$(261,317)	$(266,909)
Other comprehensive (loss)/gain before reclassifications	(269)	41,106	(202,915)	(162,078)
Reclassifications, net	—	2,901	—	2,901
Net current period other comprehensive (loss)/gain	(269)	44,007	(202,915)	(159,177)
Balance at end of period	$(490)	$38,636	$(464,232)	$(426,086)

	Nine Months Ended September 30, 2021
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$127	$(33,349)	$(212,569)	$(245,791)
Other comprehensive (loss)/gain before reclassifications	(192)	11,588	(37,998)	(26,602)
Reclassifications, net	—	7,612	—	7,612
Net current period other comprehensive (loss)/gain	(192)	19,200	(37,998)	(18,990)
Balance at end of period	$(65)	$(14,149)	$(250,567)	$(264,781)
(1) Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(6.1) million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively.
10. Earnings per Share:
Basic EPS are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the Convertible Notes and nonvested share awards, if dilutive. There has been no dilutive effect of the Convertible Notes since issuance through September 30, 2022. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
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
For the three months ended September 30, 2022, the Company repurchased 663,005 shares of its common stock for approximately $25.0 million, at an average price of $37.71 per share. For the nine months ended September 30, 2022, the Company repurchased 2,331,364 shares of its common stock for approximately $99.4 million, at an average price of $42.63 per share. As of September 30, 2022, there was $67.7 million remaining for share repurchases under the new program. The Company's practice is to retire the shares it repurchases.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following tables provide a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2022			2021
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$24,732	39,018	$0.63	$34,480	45,305	$0.76
Dilutive effect of nonvested share awards		152	—		351	—
Diluted EPS	$24,732	39,170	$0.63	$34,480	45,656	$0.76

	Nine Months Ended September 30,
	2022			2021
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$101,188	39,858	$2.54	$148,882	45,594	$3.27
Dilutive effect of nonvested share awards		267	(0.02)		326	(0.03)
Diluted EPS	$101,188	40,125	$2.52	$148,882	45,920	$3.24
There were no options outstanding, antidilutive or otherwise, as of September 30, 2022 and 2021.
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
At September 30, 2022, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2013 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $51.9 million and $61.9 million as of September 30, 2022 and December 31, 2021, respectively.
12. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with each of its U.S. executive officers, which expire on December 31, 2023. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company’s overall performance against its short and long-term financial and strategic objectives. The agreements also contain customary confidentiality and non-compete provisions. At September 30, 2022, estimated future compensation under these agreements was approximately $8.5 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $8.5 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at September 30, 2022, was $1,034.6 million.

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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at September 30, 2022, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities.
Matters that are not considered routine in nature were disclosed previously in the 2021 Form 10-K.
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

Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. We are headquartered in Norfolk, Virginia, and as of September 30, 2022, employed 3,285 full-time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Macroeconomic Update
We continue to monitor developments related to the COVID-19 pandemic, and to date, have been able to mitigate the effects on our overall operations. During 2022, the trends we experienced in the latter part of 2021 have largely continued with the easing or lifting of COVID-19 restrictions leading to increased consumer spending and travel. Leading financial industry publications have indicated that excess consumer liquidity has resulted in lower levels of charge offs across most lending institutions. As a result, this has caused a decrease in the supply of fresh portfolios available for purchase in the U.S. resulting in a lower level of portfolio purchases and pricing pressures. We expect these trends to continue in the near-term; however, consistent with our experience during previous economic cycles, we believe charge offs will increase leading to a greater level of supply, which we anticipate could occur in the coming months. For additional information regarding our response to COVID-19, see Part I, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" to our 2021 Form 10-K.
Furthermore, the combination of robust demand for goods and services and supply chain constraints lingering from the prior year continues to contribute to elevated levels of inflation, rising interest rates, and foreign exchange rate fluctuations. The Russian invasion of Ukraine, including the resulting sanctions on Russia, continues to shock the energy markets, increasing the inflationary pressure on energy costs. We cannot predict the full extent to which the COVID-19 pandemic, the inflationary environment or the Russian invasion of Ukraine will impact our business, results of operations and financial condition due to numerous evolving factors. See Part I, Item 1A "Risk Factors" of our 2021 Form 10-K.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. The following table sets forth our Consolidated Income Statement amounts as a percentage of Total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Revenues:
Portfolio income	$185,853	75.9%	$212,905	80.7%	$587,394	79.0%	$663,714	79.1%
Changes in expected recoveries	48,336	19.8	43,820	16.6	134,817	18.1	157,504	18.8
Total portfolio revenue	234,189	95.7	256,725	97.3	722,211	97.1	821,218	97.9
Fee income	6,122	2.6	6,209	2.4	14,419	1.9	10,843	1.3
Other revenue	4,496	1.7	764	0.3	7,044	1.0	6,735	0.8
Total revenues	244,807	100.0	263,698	100.0	743,674	100.0	838,796	100.0

Operating expenses:
Compensation and employee services	70,382	28.8	74,584	28.3	215,615	29.0	228,200	27.2
Legal collection fees	8,963	3.7	10,993	4.2	29,390	4.0	36,208	4.3
Legal collection costs	23,391	9.5	21,450	8.1	57,694	7.8	61,231	7.3
Agency fees	15,160	6.2	15,646	5.9	47,374	6.4	47,145	5.6
Outside fees and services	24,618	10.0	29,434	11.2	71,489	9.6	71,167	8.5
Communication	9,951	4.1	9,782	3.7	32,062	4.3	33,039	3.9
Rent and occupancy	4,669	1.9	4,571	1.7	14,289	1.9	13,694	1.6
Depreciation and amortization	3,741	1.5	3,724	1.4	11,384	1.5	11,520	1.4
Other operating expenses	13,144	5.4	15,935	6.1	37,885	5.1	44,045	5.3
Total operating expenses	174,019	71.1	186,119	70.6	517,182	69.6	546,249	65.1
Income from operations	70,788	28.9	77,579	29.4	226,492	30.4	292,547	34.9
Other income and (expense):
Interest expense, net	(32,455)	(13.3)	(29,599)	(11.3)	(95,765)	(12.9)	(91,987)	(11.0)
Foreign exchange gain, net	4	—	1,232	0.5	791	0.1	127	—
Other	(83)	—	85	—	(754)	(0.1)	294	—
Income before income taxes	38,254	15.6	49,297	18.6	130,764	17.5	200,981	23.9
Income tax expense	11,072	4.5	12,627	4.7	29,828	3.9	41,870	5.0
Net income	27,182	11.1	36,670	13.9	100,936	13.6	159,111	18.9
Adjustment for net income/(loss) attributable to noncontrolling interests	2,450	1.0	2,190	0.8	(252)	—	10,229	1.2
Net income attributable to PRA Group, Inc.	$24,732	10.1%	$34,480	13.1%	$101,188	13.6%	$148,882	17.7%

Three Months Ended September 30, 2022 Compared To Three Months Ended September 30, 2021
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Americas and Australia Core	$225,775	$276,691	$(50,916)	(18.4)%
Americas Insolvency	31,911	37,464	(5,553)	(14.8)
Europe Core	132,072	151,625	(19,553)	(12.9)
Europe Insolvency	22,586	22,574	12	0.1
Total cash collections	$412,344	$488,354	$(76,010)	(15.6)%

Cash collections adjusted (1)	$412,344	$462,001	$(49,657)	(10.7)%
(1) Cash collections adjusted refers to 2021 cash collections remeasured using 2022 exchange rates.
Cash collections were $412.3 million for the three months ended September 30, 2022, a decrease of $76.0 million, or 15.6%, compared to $488.4 million for the three months ended September 30, 2021. The decrease was primarily due to lower cash collections of $49.9 million, or 29.3%, in U.S. call center and other collections reflecting lower levels of portfolio purchasing. Additionally, U.S. legal cash collections decreased $5.1 million, or 6.7%, mainly reflecting the impact from the lower volume of accounts placed in the legal channel in the last few years. Europe cash collections decreased by $19.5 million, or 11.2%, primarily reflecting a $25.7 million impact from the strengthening of the U.S. dollar.
Revenues
A summary of our revenue generation during the three months ended September 30, 2022 and 2021 is as follows (amounts in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Portfolio income	$185,853	$212,905	$(27,052)	(12.7)%
Changes in expected recoveries	48,336	43,820	4,516	10.3
Total portfolio revenue	234,189	256,725	(22,536)	(8.8)
Fee income	6,122	6,209	(87)	(1.4)
Other revenue	4,496	764	3,732	488.5
Total revenues	$244,807	$263,698	$(18,891)	(7.2)%
Total Portfolio Revenue
Total portfolio revenue was $234.2 million for the three months ended September 30, 2022, a decrease of $22.5 million, or 8.8%, compared to $256.7 million for the three months ended September 30, 2021. The decrease was driven by lower levels of portfolio purchasing, lower levels of cash overperformance and the impact of foreign exchange. These decreases were partially offset by an increase to our forecasted ERC in certain pools.
Other Revenue
Other revenue was $4.5 million for the three months ended September 30, 2022, an increase of $3.7 million, compared to $0.8 million for the three months ended September 30, 2021, primarily driven by the timing of settlements of purchased claims.
Operating Expenses
Total operating expenses were $174.0 million for the three months ended September 30, 2022, a decrease of $12.1 million, or 6.5%, compared to $186.1 million for the three months ended September 30, 2021.
Compensation and Employee Services
Compensation and employee services expenses were $70.4 million for the three months ended September 30, 2022, a decrease of $4.2 million, or 5.6%, compared to $74.6 million for the three months ended September 30, 2021. The decrease was primarily attributable to the level and timing of compensation accruals in the prior year and lower collector compensation expenses in the U.S. call centers. Total full-time equivalents decreased to 3,285 as of September 30, 2022, from 3,521 as of September 30, 2021.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $9.0 million for the three months ended September 30, 2022, a decrease of $2.0 million, or 18.2%, compared to $11.0 million for the three months ended September 30, 2021, primarily reflecting lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $23.4 million for the three months ended September 30, 2022, an increase of $1.9 million, or 8.8%, compared to $21.5 million for the three months ended September 30, 2021. The increase reflects the higher volume of accounts placed into the legal channel in the U.S during the three months ended September 30, 2022.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $15.2 million for the three months ended September 30, 2022, compared to $15.6 million for the three months ended September 30, 2021.
Outside Fees and Services
Outside fees and services expenses were $24.6 million for the three months ended September 30, 2022, a decrease of $4.8 million, or 16.3%, compared to $29.4 million for the three months ended September 30, 2021. The decrease was primarily due to the timing of corporate legal expenses.
Other
Other expenses were $13.1 million for the three months ended September 30, 2022, a decrease of $2.8 million, or 17.6%, compared to $15.9 million for the three months ended September 30, 2021. The decrease primarily reflects lower advertising costs.
Interest Expense, Net
Interest expense, net was $32.5 million for the three months ended September 30, 2022, an increase of $2.9 million, or 9.6%, compared to $29.6 million for the three months ended September 30, 2021, primarily reflecting increased interest rates.
Interest expense, net consisted of the following for the three months ended September 30, 2022 and 2021 (amounts in thousands):

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Interest on debt obligations and unused line fees	$17,635	$18,541	$(906)	(4.9)%
Interest on senior notes	9,906	5,920	3,986	67.3
Coupon interest on convertible notes	3,019	3,019	—	—
Amortization of loan fees and other loan costs	2,555	2,406	149	6.2
Interest income	(660)	(287)	(373)	130.0
Interest expense, net	$32,455	$29,599	$2,856	9.6%
Foreign Exchange Gain/(Loss)
Foreign exchange gains for the three months ended September 30, 2022 were essentially zero compared to $1.2 million for the three months ended September 30, 2021. In any given period, we may incur foreign currency exchange gains or losses from transactions in currencies other than the functional currency.

Income Tax Expense
Income tax expense was $11.1 million for the three months ended September 30, 2022, a decrease of $1.5 million, or 11.9%, compared to $12.6 million for the three months ended September 30, 2021. During the three months ended September 30, 2022, our effective tax rate was 28.9%, compared to 25.6% for the three months ended September 30, 2021. The decrease in income tax expense was primarily due to lower income before taxes during the three months ended September 30, 2022, which decreased $11.0 million, or 22.3%. The increase in our effective tax rate was mainly due to a change in total discrete items and changes in the mix of income from different taxing jurisdictions.

Nine Months Ended September 30, 2022 Compared To Nine Months Ended September 30, 2021
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Americas and Australia Core	$740,436	$949,174	$(208,738)	(22.0)%
Americas Insolvency	101,398	110,485	(9,087)	(8.2)
Europe Core	425,704	458,748	(33,044)	(7.2)
Europe Insolvency	69,846	69,663	183	0.3
Total cash collections	$1,337,384	$1,588,070	$(250,686)	(15.8)

Cash collections adjusted (1)	$1,337,384	$1,535,825	$(198,441)	(12.9)%
(1) Cash collections adjusted refers to 2021 cash collections remeasured using 2022 exchange rates.
Cash collections were $1,337.4 million for the nine months ended September 30, 2022, a decrease of $250.7 million, or 15.8%, compared to $1,588.1 million for the nine months ended September 30, 2021. The decrease was largely due to a decrease of $177.7 million, or 29.7%, in cash collections in U.S. call center and other collections, which we believe was mainly due to higher collections driven by excess consumer liquidity during 2021 coupled with lower levels of portfolio purchasing. Additionally, U.S. legal cash collections decreased $32.2 million, or 12.5%, mainly reflecting the impact from the lower volume of accounts placed in the legal channel in the last few years. Europe cash collections decreased by $32.9 million, or 6.2%, reflecting a $53.5 million impact from the strengthening of the U.S. dollar partially offset by higher levels of portfolio purchases in the last few years.
A summary of our revenue generation during the nine months ended September 30, 2022 and 2021 is as follows (amounts in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Portfolio income	$587,394	$663,714	$(76,320)	(11.5)%
Changes in expected recoveries	134,817	157,504	(22,687)	(14.4)
Total portfolio revenue	722,211	821,218	(99,007)	(12.1)
Fee income	14,419	10,843	3,576	33.0
Other revenue	7,044	6,735	309	4.6
Total revenues	$743,674	$838,796	$(95,122)	(11.3)%
Total Portfolio Revenue
Total portfolio revenue was $722.2 million for nine months ended September 30, 2022, a decrease of $99.0 million, or 12.1%, compared to $821.2 million for the nine months ended September 30, 2021. The decrease was primarily driven by lower levels of portfolio purchasing, lower levels of cash overperformance, the impact of foreign exchange, and our first quarter $20.5 million write down on one portfolio in Brazil. These decreases were partially offset by an increase to our forecasted ERC in certain pools.
Fee Income
Fee income was $14.4 million for nine months ended September 30, 2022, an increase of $3.6 million, compared to $10.8 million for the nine months ended September 30, 2021. The increase was primarily attributable to settlement timing in our claims processing company, Claims Compensation Bureau, LLC.
Operating Expenses
Operating expenses were $517.2 million for the nine months ended September 30, 2022, a decrease of $29.0 million, or 5.3%, compared to $546.2 million for the nine months ended September 30, 2021.

Compensation and Employee Services
Compensation and employee services expenses were $215.6 million for the nine months ended September 30, 2022, a decrease of $12.6 million, or 5.5%, compared to $228.2 million for the nine months ended September 30, 2021. The decrease was primarily attributable to lower levels of compensation accruals and a decrease in collector compensation expenses in the U.S. call centers.
Legal Collection Fees
Legal collection fees were $29.4 million for the nine months ended September 30, 2022, a decrease of $6.8 million, or 18.8%, compared to $36.2 million for the nine months ended September 30, 2021. The decrease was mainly due to lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs were $57.7 million for the nine months ended September 30, 2022, a decrease of $3.5 million, or 5.7%, compared to $61.2 million for the nine months ended September 30, 2021. The decrease was primarily due to the impact from lower levels of accounts placed into the legal channel in the U.S. as a result of the prior year shift in cash collections from the legal channel to the call centers.
Agency Fees
Agency fees were $47.4 million for the nine months ended September 30, 2022, compared to $47.1 million for the nine months ended September 30, 2021.
Other
Other expenses were $37.9 million for the nine months ended September 30, 2022, a decrease of $6.1 million, or 13.9%, compared to $44.0 million for the nine months ended September 30, 2021. The decrease primarily reflects lower advertising costs.
Interest Expense, Net
Interest expense, net was $95.8 million for the nine months ended September 30, 2022, an increase of $3.8 million, or 4.1%, compared to $92.0 million for the nine months ended September 30, 2021, primarily reflecting increased interest rates.
Interest expense, net consisted of the following for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Interest on debt obligations and unused line fees	$51,150	$59,645	$(8,495)	(14.2)%
Interest on senior notes	29,719	16,982	12,737	75.0
Coupon interest on convertible notes	9,057	9,057	—	—
Amortization of loan fees and other loan costs	7,653	7,053	600	8.5
Interest income	(1,814)	(750)	(1,064)	141.9
Interest expense, net	$95,765	$91,987	$3,778	4.1%
Foreign Exchange Gain/(Loss)
Foreign exchange gains were $0.8 million for the nine months ended September 30, 2022, compared to $0.1 million for the nine months ended September 30, 2021. In any given period, we may incur foreign currency exchange gains or losses from transactions in currencies other than the functional currency.
Income Tax Expense
Income tax expense was $29.8 million for the nine months ended September 30, 2022, a decrease of $12.1 million, or 28.9%, compared to $41.9 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, our effective tax rate was 22.8%, compared to 20.8% for the nine months ended September 30, 2021. The decrease in income tax expense was primarily due to lower income before taxes during the nine months ended September 30, 2022, which decreased $70.2 million, or 34.9%. The increase in effective tax rate was mainly due to a change in total discrete items and change in the mix of income from different taxing jurisdictions.

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

Purchase Price Multiples as of September 30, 2022 Amounts in thousands
Purchase Period	Purchase Price (2)(3)	Total Estimated Collections (4)	Estimated Remaining Collections (5)	Current Purchase Price Multiple	Original Purchase Price Multiple (6)
Americas and Australia Core
1996-2011	$1,287,821	$4,131,141	$26,086	321%	240%
2012	254,076	659,669	13,453	260%	226%
2013	390,826	904,736	18,529	231%	211%
2014	404,117	870,923	28,317	216%	204%
2015	443,114	909,486	62,917	205%	205%
2016	455,767	1,095,092	112,073	240%	201%
2017	532,851	1,217,840	179,774	229%	193%
2018	653,975	1,464,063	250,068	224%	202%
2019	581,476	1,287,770	314,269	221%	206%
2020	435,668	948,148	374,739	218%	213%
2021	435,846	819,353	599,229	188%	191%
2022	285,725	509,846	475,780	178%	178%
Subtotal	6,161,262	14,818,067	2,455,234
Americas Insolvency
1996-2011	786,827	1,752,754	367	223%	174%
2012	251,395	393,385	24	156%	136%
2013	227,834	355,528	188	156%	133%
2014	148,420	218,903	774	147%	124%
2015	63,170	87,568	74	139%	125%
2016	91,442	116,938	460	128%	123%
2017	275,257	355,601	7,413	129%	125%
2018	97,879	137,083	21,314	140%	127%
2019	123,077	168,549	55,014	137%	128%
2020	62,130	88,093	50,152	142%	136%
2021	55,187	76,130	58,000	138%	136%
2022	24,475	33,903	32,255	139%	139%
Subtotal	2,207,093	3,784,435	226,035
Total Americas and Australia	8,368,355	18,602,502	2,681,269
Europe Core
2012	20,409	43,461	—	213%	187%
2013	20,334	26,767	—	132%	119%
2014 (1)	773,811	2,344,788	385,634	303%	208%
2015	411,340	726,850	147,316	177%	160%
2016	333,090	565,943	179,084	170%	167%
2017	252,174	357,463	114,430	142%	144%
2018	341,775	533,804	207,082	156%	148%
2019	518,610	781,071	346,028	151%	152%
2020	324,119	556,213	293,408	172%	172%
2021	412,411	702,838	478,614	170%	170%
2022	199,320	364,842	304,229	183%	183%
Subtotal	3,607,393	7,004,040	2,455,825
Europe Insolvency
2014 (1)	10,876	18,558	1	171%	129%
2015	18,973	28,871	196	152%	139%
2016	39,338	56,951	1,811	145%	130%
2017	39,235	50,887	5,447	130%	128%
2018	44,908	52,395	12,644	117%	123%
2019	77,218	102,147	30,380	132%	130%
2020	105,440	142,743	60,582	135%	129%
2021	53,230	71,526	45,048	134%	134%
2022	21,526	29,050	27,043	135%	135%
Subtotal	410,744	553,128	183,152
Total Europe	4,018,137	7,557,168	2,638,977
Total PRA Group	$12,386,492	$26,159,670	$5,320,246
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
(5)Non-U.S. amounts are presented at the September 30, 2022 exchange rate.
(6)The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of September 30, 2022 Amounts in thousands
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables as of September 30, 2022 (3)
Americas and Australia Core
1996-2011	$13,134	$7,292	$4,835	$12,127	$5,422
2012	5,724	2,423	3,188	5,611	4,334
2013	9,928	3,523	5,619	9,142	7,975
2014	11,829	4,580	6,521	11,101	11,250
2015	15,857	10,007	(1,342)	8,665	24,192
2016	31,174	22,699	(11,293)	11,406	38,183
2017	62,608	32,415	987	33,402	78,847
2018	118,715	43,169	47,990	91,159	138,982
2019	144,093	60,488	21,204	81,692	175,831
2020	154,569	69,885	(1,727)	68,158	210,540
2021	137,971	87,411	(34,705)	52,706	322,937
2022	34,834	23,347	543	23,890	273,718
Subtotal	740,436	367,239	41,820	409,059	1,292,211
Americas Insolvency
1996-2011	405	423	(18)	405	—
2012	411	43	367	410	—
2013	439	186	255	441	—
2014	565	593	(87)	506	83
2015	478	154	165	319	58
2016	1,449	251	453	704	315
2017	18,072	2,180	2,329	4,509	6,729
2018	19,482	2,688	3,063	5,751	19,525
2019	29,637	4,706	5,303	10,009	49,692
2020	15,307	4,524	2,027	6,551	41,694
2021	13,505	5,179	1,555	6,734	46,112
2022	1,648	930	725	1,655	24,195
Subtotal	101,398	21,857	16,137	37,994	188,403
Total Americas and Australia	841,834	389,096	57,957	447,053	1,480,614
Europe Core
2012	684	—	685	685	—
2013	380	—	380	380	—
2014 (1)	92,922	56,246	30,385	86,631	105,512
2015	31,962	14,986	6,222	21,208	79,865
2016	28,843	13,916	2,215	16,131	105,874
2017	19,486	6,797	1,868	8,665	78,211
2018	39,948	13,343	4,585	17,928	137,042
2019	69,957	21,255	8,356	29,611	237,146
2020	53,882	20,731	4,395	25,126	180,980
2021	69,485	30,813	2,453	33,266	286,915
2022	18,155	6,127	3,791	9,918	190,522
Subtotal	425,704	184,214	65,335	249,549	1,402,067
Europe Insolvency
2014 (1)	192	13	167	180	1
2015	502	163	(66)	97	159
2016	2,218	532	65	597	1,375
2017	5,278	484	1,355	1,839	5,022
2018	7,513	971	691	1,662	11,475
2019	15,806	2,788	914	3,702	26,865
2020	25,557	4,753	6,747	11,500	52,940
2021	10,608	3,626	1,015	4,641	36,157
2022	2,172	754	637	1,391	20,685
Subtotal	69,846	14,084	11,525	25,609	154,679
Total Europe	495,550	198,298	76,860	275,158	1,556,746
Total PRA Group	$1,337,384	$587,394	$134,817	$722,211	$3,037,360
(1)    Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in our 2021 Form 10-K).
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the September 30, 2022 exchange rate.

The following table, which excludes any proceeds from cash sales of finance receivables, illustrates historical cash collections, by year, on our portfolios.

Cash Collections by Year, By Year of Purchase (1) as of September 30, 2022 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (3)(4)	1996-2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total
Americas and Australia Core
1996-2011	$1,287.8	$2,419.5	$486.0	$381.3	$266.3	$183.1	$119.0	$78.0	$56.0	$45.0	$29.7	$20.8	$13.1	$4,097.8
2012	254.1	—	56.9	173.6	146.2	97.3	60.0	40.0	27.8	17.9	11.8	9.0	5.7	646.2
2013	390.8	—	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	23.2	16.7	9.9	886.2
2014	404.1	—	—	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	22.3	11.8	834.1
2015	443.1	—	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	15.9	849.5
2016	455.8	—	—	—	—		138.7	256.5	194.6	140.6	105.9	74.2	31.2	941.7
2017	532.9	—	—	—	—	—	—	107.3	278.7	256.5	192.5	130.0	62.6	1,027.6
2018	654.0	—	—	—	—	—	—	—	122.7	361.9	337.7	239.9	118.7	1,180.9
2019	581.5	—	—	—	—	—	—	—	—	143.8	349.0	289.8	144.1	926.7
2020	435.7	—	—	—	—	—	—	—	—	—	133.0	284.3	154.6	571.9
2021	435.8	—	—	—	—	—	—	—	—	—	—	85.0	138.0	223.0
2022	285.7	—	—	—	—	—	—	—	—	—	—	—	34.8	34.8
Subtotal	6,161.3	2,419.5	542.9	656.5	753.0	844.8	837.2	860.8	945.0	1,141.5	1,271.9	1,206.9	740.4	12,220.4
Americas Insolvency
1996-2011	786.8	667.4	336.8	313.7	244.7	128.2	44.6	8.4	4.0	2.1	1.3	0.8	0.4	1,752.4
2012	251.4	—	17.4	103.6	94.1	80.1	60.7	29.3	4.3	1.9	0.9	0.6	0.4	393.3
2013	227.8	—	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	1.3	0.8	0.4	355.3
2014	148.4	—	—	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	1.1	0.6	218.1
2015	63.2	—	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.5	87.6
2016	91.4	—	—	—	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.4	117.4
2017	275.3	—	—	—	—	—	—	49.1	97.3	80.9	58.8	44.0	18.1	348.2
2018	97.9	—	—	—	—	—	—	—	6.7	27.4	30.5	31.6	19.5	115.7
2019	123.1	—	—	—	—	—	—	—	—	13.4	31.4	39.1	29.7	113.6
2020	62.1	—	—	—	—	—	—	—	—	—	6.5	16.1	15.3	37.9
2021	55.2	—	—	—	—	—	—	—	—	—	—	4.5	13.5	18.0
2022	24.5	—	—	—	—	—	—	—	—	—	—	—	1.6	1.6
Subtotal	2,207.1	667.4	354.2	469.8	458.4	344.3	249.8	222.5	207.8	181.0	155.2	147.3	101.4	3,559.1
Total Americas and Australia	8,368.4	3,086.9	897.1	1,126.3	1,211.4	1,189.1	1,087.0	1,083.3	1,152.8	1,322.5	1,427.1	1,354.2	841.8	15,779.5
Europe Core
2012	20.4	—	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	1.2	1.2	0.7	40.2
2013	20.3	—	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.7	0.7	0.4	24.4
2014 (2)	773.8	—	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.2	92.9	1,683.5
2015	411.3	—	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	32.0	517.0
2016	333.1	—	—	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	28.8	373.7
2017	252.2	—	—	—	—	—	—	17.9	56.0	44.1	36.1	34.8	19.5	208.4
2018	341.8	—	—	—	—	—	—	—	24.3	88.7	71.2	69.1	39.9	293.2
2019	518.6	—	—	—	—	—	—	—	—	47.9	125.7	121.4	70.0	365.0
2020	324.1	—	—	—	—	—	—	—	—	—	32.4	91.7	53.9	178.0
2021	412.4	—	—	—	—	—	—	—	—	—	—	48.4	69.5	117.9
2022	199.4	—	—	—	—	—	—	—	—	—	—	—	18.1	18.1
Subtotal	3,607.4	—	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.1	519.7	614.6	425.7	3,819.4
Europe Insolvency
2014 (2)	10.9	—	—	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.2	16.8
2015	19.0	—	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.5	26.1
2016	39.3	—	—	—	—	—	6.2	12.7	12.9	10.7	7.9	6.0	2.2	58.6
2017	39.2	—	—	—	—	—	—	1.2	7.9	9.2	9.8	9.4	5.3	42.8
2018	44.9	—	—	—	—	—	—	—	0.6	8.4	10.3	11.7	7.5	38.5
2019	77.2	—	—	—	—	—	—	—	—	5.1	21.1	23.9	15.8	65.9
2020	105.4	—	—	—	—	—	—	—	—	—	6.1	34.6	25.6	66.3
2021	53.3	—	—	—	—	—	—	—	—	—	—	5.4	10.6	16.0
2022	21.5	—	—	—	—	—	—	—	—	—	—	—	2.2	2.2
Subtotal	410.7	—	—	—	—	7.3	14.5	22.1	28.8	38.8	58.9	92.9	69.9	333.2
Total Europe	4,018.1	—	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	578.6	707.5	495.6	4,152.6
Total PRA Group	$12,386.5	$3,086.9	$908.7	$1,142.4	$1,378.7	$1,539.7	$1,492.1	$1,512.4	$1,625.0	$1,841.4	$2,005.7	$2,061.7	$1,337.4	$19,932.1
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

Estimated Remaining Collections
The following chart shows our ERC of $5,320.2 million at September 30, 2022 by geographical region (amounts in millions).
The following chart shows our ERC by year for the 12 month periods ending September 30 in each of the years presented below. The forecast amounts reflect our estimate at September 30, 2022 of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollars at the September 30, 2022 exchange rate.
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

Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated (amounts in thousands).

Cash Collections by Geography and Type
	2022			2021				2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas and Australia Core	$225,775	$244,377	$270,284	$257,705	$276,691	$324,845	$347,638	$286,524
Americas Insolvency	31,911	34,278	35,209	36,851	37,464	37,768	35,253	36,048
Europe Core	132,072	142,470	151,162	155,853	151,625	157,637	149,486	141,471
Europe Insolvency	22,586	22,935	24,325	23,262	22,574	23,579	23,510	17,830
Total Cash Collections	$412,344	$444,060	$480,980	$473,671	$488,354	$543,829	$555,887	$481,873
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands).

Cash Collections by Source - Core Portfolios Only
	2022			2021				2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Call Center and Other Collections	$235,832	$260,764	$291,266	$283,606	$298,717	$338,022	$355,043	$296,865
External Legal Collections	49,243	50,996	55,179	55,760	54,445	61,836	65,613	58,481
Internal Legal Collections	72,772	75,087	75,001	74,192	75,154	82,624	76,468	72,649
Total Core Cash Collections	$357,847	$386,847	$421,446	$413,558	$428,316	$482,482	$497,124	$427,995
Collections Productivity (U.S. Portfolio)
The following tables displays a collections productivity measure for our U.S. Portfolios for the periods indicated.

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2022	2021	2020	2019	2018
First Quarter	$261	$279	$172	$139	$121
Second Quarter	226	270	263	139	101
Third Quarter	210	242	246	124	107
Fourth Quarter	—	232	204	128	104
(1)Represents total cash collections less internal legal cash collections, external legal cash collections, and insolvency cash collections from trustee-administered accounts.

Cash Efficiency Ratio
The following table displays our cash efficiency for the periods indicated.

Cash Efficiency Ratio (1)
	2022	2021	2020	2019	2018
First Quarter	65.1%	68.0%	61.5%	59.2%	60.7%
Second Quarter	61.3	66.8	68.7	60.4	60.1
Third Quarter	58.4	62.4	65.6	60.2	55.7
Fourth Quarter	—	63.5	61.9	59.7	55.0
Full Year	—	65.3	64.5	59.9	58.0
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.

Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2012. It also includes the acquisition date nonperforming loan portfolios that were acquired through our business acquisitions. The 2022 totals represent portfolio acquisitions through the nine months ended September 30, 2022 while the prior year totals are for the full year.
*    2014 includes portfolios acquired in connections with the acquisition of Aktiv Kapital AS in 2014 (as described in our 2021 Form 10-K).
The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands).

Portfolio Acquisitions by Geography and Type
	2022			2021				2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas and Australia Core	$100,780	$99,962	$90,639	$90,263	$162,451	$98,901	$88,912	$67,460
Americas Insolvency	8,988	6,369	9,118	21,183	9,878	14,642	9,486	12,504
Europe Core	59,426	123,814	38,764	60,430	212,194	106,134	44,095	137,647
Europe Insolvency	13,910	1,202	8,929	29,820	7,424	—	16,468	72,171
Total Portfolio Acquisitions	$183,104	$231,347	$147,450	$201,696	$391,947	$219,677	$158,961	$289,782
Portfolio Acquisitions by Stratification (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 59 million customer accounts in the U.S. (amounts in thousands).

U.S Portfolio Acquisitions by Major Asset Type
	2022						2021
	Q3		Q2		Q1		Q4		Q3
Major Credit Cards	$10,236	15.8%	$20,673	26.7%	$18,160	23.0%	$50,017	51.4%	$46,888	48.9%
Private Label Credit Cards	44,727	68.8	52,368	67.4	46,195	58.6	28,293	29.1	42,249	44.1
Consumer Finance	9,396	14.4	2,062	2.7	13,968	17.7	4,617	4.8	6,081	6.3
Auto Related	630	1.0	2,443	3.2	514	0.7	14,319	14.7	668	0.7
Total	$64,989	100.0%	$77,546	100.0%	$78,837	100.0%	$97,246	100.0%	$95,886	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2022						2021
	Q3		Q2		Q1		Q4		Q3
Fresh (1)	$30,510	54.5%	$28,235	39.7%	$29,077	41.7%	$17,096	22.5%	$21,511	25.0%
Primary (2)	587	1.0	369	0.5	11,445	16.4	557	0.7	560	0.7
Secondary (3)	19,886	35.5	28,148	39.5	26,748	38.4	54,915	72.2	62,382	72.5
Other (4)	5,018	9.0	14,425	20.3	2,449	3.5	3,495	4.6	1,555	1.8
Total Core	56,001	100.0%	71,177	100.0%	69,719	100.0%	76,063	100.0%	86,008	100.0%
Insolvency	8,988		6,369		9,118		21,183		9,878
Total	$64,989		$77,546		$78,837		$97,246		$95,886
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

The following table is a reconciliation of net income, as reported in accordance with GAAP, to Adjusted EBITDA for the last 12 months ("LTM") as of September 30, 2022 and for the year ended December 31, 2021 (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	LTM	For the Year Ended
	September 30, 2022	December 31, 2021
Net income attributable to PRA Group, Inc.	$135,464	$183,158
Adjustments:
Income tax expense	42,775	54,817
Foreign exchange losses	145	809
Interest expense, net	127,921	124,143
Other expense (1)	766	(282)
Depreciation and amortization	15,120	15,256
Adjustment for net income attributable to noncontrolling interests	1,870	12,351
Recoveries applied to negative allowance less Changes in expected recoveries	842,467	988,050
Adjusted EBITDA	$1,166,528	$1,378,302
(1) Other expense/(income) reflects non-operating related activity.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our Debt to Adjusted EBITDA for the LTM as of September 30, 2022 and for the year ended December 31, 2021 (amounts in thousands):

Debt to Adjusted EBITDA
	LTM		For the Year Ended
	September 30, 2022		December 31, 2021
Borrowings	$2,379,614		$2,608,714
Adjusted EBITDA	$1,166,528		$1,378,302
Debt to Adjusted EBITDA	2.04	x	1.89	x
Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of September 30, 2022, cash and cash equivalents totaled $58.0 million. Of the cash and cash equivalents balance as of September 30, 2022, $51.9 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.

Borrowings. At September 30, 2022, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit (2)	$281,075	$794,801	$117,305
UK revolving credit	427,050	372,950	76,744
European revolving credit	235,343	554,656	260,569
Term loan	452,500	—	—
Senior Notes	650,000	—	—
Convertible Notes	345,000	—	—
Less: Debt discounts and issuance costs	(11,354)	—	—
Total	$2,379,614	$1,722,407	$454,618
(1) Available borrowings after calculation of current borrowing base and debt covenants as of September 30, 2022.
(2) Includes North American revolving credit facility and Colombian revolving credit.
Interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $107.7 million as of September 30, 2022). Interest-bearing deposits as of September 30, 2022 were $88.2 million.
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
Uses of Liquidity and Material Cash Requirements
Forward Flows. Contractual obligations over the next year are primarily related to portfolio purchase commitments. As of September 30, 2022, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $1,034.6 million, of which $927.9 million is due within the next 12 months. The $1,034.6 million is comprised of $427.4 million for the Americas and Australia and $607.2 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
Borrowings. Of our $2.4 billion borrowings at September 30, 2022, estimated interest, unused fees and principal payments for the next 12 months are approximately $474.7 million, of which, $355.3 million relates to principal, primarily reflecting our Convertible Senior Notes due 2023. Beyond 12 months our principal payment obligations related to debt maturities occur between one and seven years. Many of our financing arrangements include restrictive covenants with which we must comply. As of September 30, 2022, we determined that we were in compliance with these covenants. For more information, see Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Share Repurchases. On February 25, 2022, we completed our $230.0 million share repurchase program. Also on February 25, 2022, our Board of Directors approved a new share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or other methods, subject to market and/or other conditions and applicable regulatory requirements. The new share repurchase program has no stated expiration date and does not obligate us to repurchase any specified amount of shares, remains subject to the discretion of our Board of Directors and, subject to compliance with applicable laws, may be modified, suspended or discontinued at any time. During the three months ended September 30, 2022, we repurchased 663,005 shares of our common stock for approximately $25.0 million. During the nine months ended September 30, 2022 we repurchased 2,331,364 shares of our common stock for approximately $99.4 million. As of September 30, 2022, we had $67.7 million remaining for share repurchases under the new program. For more information, see Item 2 included in Part II of this Quarterly Report.
Leases. The majority of our leases have remaining lease terms of one to 15 years. As of September 30, 2022, we had $57.4 million in lease liabilities, of which approximately $10.0 million matures within the next 12 months. For more information, see Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Employment Agreements. We have entered into employment agreements with certain executive officers for approximately $8.5 million, of which $6.8 million is payable if executed within the next 12 months. Our U.S. executive officer agreements mature in December 2023, while executive officer agreements entered into outside of the U.S. are pursuant to local country regulations and typically do not have expiration dates. For more information, see Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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
Cash Flows Analysis
The following table summarizes our cash flow activity for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(3,414)	$38,283	$(41,697)
Investing activities	195,406	123,831	71,575
Financing activities	(190,054)	(216,662)	26,608
Effect of exchange rate on cash	(31,927)	(5,202)	(26,725)
Net decrease in cash and cash equivalents	$(29,989)	$(59,750)	$29,761
Operating Activities
Cash (used in) provided by operating activities mainly reflects cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. Net income was adjusted for (i) non-cash items included in net income such as provisions for unrealized gains and losses, changes in expected recoveries, depreciation and amortization, deferred taxes, fair value changes in equity securities, and stock-based compensation as well as (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Net cash used in operating activities of $3.4 million for the nine months ended September 30, 2022, decreased $41.7 million from net cash provided by operating activities of $38.3 million for the nine months ended September 30, 2021. The change was mainly driven by lower cash collections recognized as portfolio income, lower income taxes, and the impact of foreign exchange.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects purchases of nonperforming loans.
Net cash provided by investing activities increased $71.6 million during the nine months ended September 30, 2022, primarily driven by a decrease of $208.5 million in purchases of finance receivables and a decrease of $72.2 million in purchases of investments reflecting the prior year purchase of additional government securities. These decreases were partially offset by a decrease of $168.3 million in recoveries applied to negative allowance and a decrease of $37.5 million in proceeds from sales and maturities of investments.
Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Net cash used in financing activities decreased $26.6 million during the nine months ended September 30, 2022, primarily driven by a decrease of $436.1 million in net payments on our lines of credit. This decrease was partially offset by a reduction in our proceeds from senior notes of $350 million, increased purchases of common stock of $37.5 million, and a decrease in interest bearing deposits of $22.6 million.

Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $51.9 million and $61.9 million as of September 30, 2022 and December 31, 2021, respectively. Refer to Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements see Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP. Some of our significant accounting policies require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. For a discussion of our significant accounting policies, refer to Note 1 to our Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.
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
During 2021, we made assumptions that the majority of cash collections overperformance was due to acceleration of future collections rather than an increase to total expected collections. Therefore, we adjusted the next three to six month forecast to reflect collection trends from actual results with corresponding reductions to the collection forecast later in the forecast period. During 2022, this assumption has remained relatively consistent, particularly with our more recent pools. Beginning in the second quarter of 2022 and continuing into the third quarter, we assessed certain pools, where continued strong performance and collection trends in a more normalized environment has resulted in an increase to our forecasted ERC.
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
If all or part of the deferred tax assets are determined not to be realizable in the future, we would establish a valuation allowance and charge to earnings the impact in the period such a determination is made. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings. The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. For further information regarding our uncertain tax positions, refer to Note 13 to our Consolidated Financial Statements included in Item 8 of our 2021 Form 10-K.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.4 billion as of September 30, 2022. Based on our debt structure at September 30, 2022, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $3.9 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $3.9 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European and our UK revolving credit facilities, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. As of September 30, 2022, we are 69% hedged on a notional basis to our international currency exposure and nearly 100% hedged to our U.S. dollar exposure. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other Comprehensive (Loss)/Income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at September 30, 2022. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts and zero interest rate floors on revolving loans under our North America, UK and European credit facilities.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended September 30, 2022, we generated $106.4 million of revenues from operations outside the U.S. and used 12 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of September 30, 2022, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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
The following table provides information about our common stock purchased during the third quarter of 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Remaining Purchase Price for Share Repurchases Under the Program (1)
Period
July 1, 2022 to July 31, 2022	663,005	$37.71	663,005	$67,742
August 1, 2022 to August 31, 2022	—	—	—	67,742
September 1, 2022 to September 30, 2022	—	—	—	$67,742
Total	663,005	$37.71	663,005
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

PRA Group, Inc.
(Registrant)

November 3, 2022	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2022	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)