Form 10-K
period 2022-12-31
PRA GROUP INC
filed 2023-02-28
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 was $1,409,925,939 based on the $36.36 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant's Common Stock outstanding as of February 23, 2023 was 38,980,115.
Documents incorporated by reference
Portions of the Registrant's definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
•the impact of a disease outbreak, such as the COVID-19 pandemic, on the markets in which we operate and our inability to successfully manage the challenges associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns;
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
As part of our strategic plans, we have expanded through various acquisitions and organic growth. In 2014, we acquired Aktiv Kapital AS, a Norway-based company specializing in the purchase, collection and management of portfolios of nonperforming loans throughout Europe and Canada. In 2015, we expanded into South America by acquiring 55% of the equity interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans and established a business that purchases nonperforming loans in Brazil. Our subsequent sale of 79% of our interest in RCB to Banco Bradesco S.A., completed in 2019, had no impact on the nonperforming loan purchasing business we established. RCB continues to service and/or manage our Brazilian portfolios, of which, the fees are included within Agency fees in our Consolidated Income Statements. In 2016, we acquired DTP S.A., a Polish-based debt collection company, furthering our in-house collection efforts in Poland. In 2021, we began purchasing nonperforming loans in Australia, leveraging an entity we established in 2011.
We have one reportable segment based on similarities among the operating segments, including economic characteristics, the nature of the products and services, the nature of the production processes, the types or classes of customers for our products and services, the methods used to distribute our products and services and the nature of the regulatory environment.
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
Digital
As a complement to our collection operations, we have developed digital capabilities to support our collection efforts. We have developed these platforms in all of our operating markets that provide for inbound collections, as well as outbound collections where the regulatory environment allows us to operate in such a manner. In an effort to meet our customers in the channel which they prefer, we have developed digital capabilities to support our collection efforts. We have developed inbound collections capabilities in all of our operating markets, as well as outbound collections where the regulatory environment allows.
Equity Investments
We have an 11.7% equity interest in RCB, a servicer of nonperforming loans in Brazil.
Fee-Based Services
In addition to the purchase, collection and management of portfolios of nonperforming loans, we provide fee-based services including class action claims recovery purchasing and servicing through our subsidiary, Claims Compensation Bureau, LLC ("CCB"), and third-party servicing of bankruptcy accounts in the U.S.
Seasonality
Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits. Typically, cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. In the first half of 2022, this spike was not as pronounced. Additionally, 2021 and 2020 deviated from usual seasonal patterns due to the impact of the COVID-19 pandemic.
Competition
Competition is derived from both third-party contingent fee collection agencies and purchasers of debt that manage their own nonperforming loans or outsource such servicing. Regulatory complexity and burdens, combined with seller preference for experienced portfolio purchasers, create barriers to successful entry for new competitors particularly in the U.S. While both remain competitive, the contingent fee industry is more fragmented than the purchased portfolio industry.
We compete in purchasing of nonperforming loans on the basis of price, reputation, industry experience and performance. We believe that our competitive strengths include our disciplined and proprietary underwriting process, the extensive data set we have developed since our founding in 1996, our ability to bid on portfolios at appropriate prices, our capital position, our reputation from previous portfolio purchase transactions, our ability to close transactions in a timely fashion, our strong relationships with credit originators, our team of well-trained collectors who provide quality customer service while complying with applicable collection laws and our ability to efficiently and effectively collect on various asset types.
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
•Gramm-Leach-Bliley Act ("GLBA"), which requires that certain financial institutions, including collection companies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies.
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
Human Capital
As of December 31, 2022, we employed 3,277 full-time equivalents globally across 18 countries, with approximately 73% of our workforce distributed across the Americas and Australia and 27% in Europe. Our employees share a common set of values and commitments that define how we treat each other, how we relate to our customers and the responsibilities we have to shareholders, regulators, clients and others. We refer to this shared set of values as C.A.R.E.S, which stands for Committed, Accountable, Respectful, Ethical and Successful. These values are intended to foster a high performing workforce and sense of belonging by working together to build an equitable and inclusive culture where employees can be themselves, to be their best.
In support of these values we offer comprehensive total rewards programs, which include competitive pay and bonus structures, health and wellness benefits, retirement plans and an employee assistance program. Additionally, we offer tuition reimbursement assistance and have a robust suite of training and development offerings, both in person and through virtual learning technology for employees across the globe, many available in multiple languages.
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
Our performance may be adversely affected by economic, political or inflationary conditions in any market in which we operate. These conditions could include regulatory developments, changes in global or domestic economic policy, legislative changes, and sovereign debt crises. Deterioration in economic conditions, or a significant rise in inflation could cause personal bankruptcy and insolvency filings to increase, and the ability of consumers to pay their debts could be adversely affected. This may in turn adversely impact our business and financial results.
If global credit market conditions and the stability of global banks deteriorate, the amount of consumer or commercial lending and financing could be reduced, thus reducing the volume of nonperforming loans available for purchase, which could adversely affect our business, financial results and ability to succeed in the markets in which we operate.
Other economic factors that could influence our performance include the financial stability of the lenders on our credit facilities and our access to capital and credit. For example, deterioration in the financial markets, including as a result of a disease outbreak, such as the COVID-19 pandemic, could contribute to the insolvency of lending institutions, notably those providing our credit facilities, or the tightening of credit markets, which could make it difficult or impossible for us to obtain credit on favorable terms or at all. These and other economic factors could have an adverse effect on our financial condition and results of operations.
We may not be able to continually replace our nonperforming loans with additional portfolios sufficient to operate efficiently and profitably, and/or we may not be able to purchase nonperforming loans at appropriate prices.
To operate profitably, we must purchase and service a sufficient amount of nonperforming loans to generate revenue that exceeds our expenses. Costs such as salaries and other compensation expense constitute a significant portion of our overhead and, if we do not replace the nonperforming loan portfolios we service with additional portfolios, we may have to reduce the number of our collection and other administrative personnel. We may then, have to rehire staff if we subsequently obtain additional portfolios. These practices could lead to negative consequences, including the following:
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
Goodwill impairment charges could negatively impact our net income and stockholder's equity.
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
A disease outbreak could have an adverse effect on our business, results of operations and financial results.
We cannot predict the extent to which a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, will impact our business, results of operations and financial results. A disease outbreak, such as the COVID-19 pandemic, could adversely affect our business, results of operations and financial results if:
•political, legal and regulatory actions and policies in response to disease outbreak may prevent us from performing our collection activities or result in material increases in our costs to comply with such laws and regulations;
•consumers respond to a disease outbreak by failing to pay amounts owed to us as a result of factors that impact their ability to make payments;
•we are unable to maintain staffing levels necessary to operate our business due to the continued spread of a disease outbreak causing employees to be unable or unwilling to work;
•we are unable to collect on existing nonperforming loans or experience material decreases in our cash collections; or
•we are unable to purchase nonperforming loans needed to operate our business because credit originators become unable or unwilling to sell their nonperforming loans consistent with historical levels.
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
Additionally, new or pending international regulations, such as the EU Directive (2021/2167) on Credit Servicers and Credit Purchasers and the Financial Conduct Authority’s Consumer Duty proposals, could adversely affect our operations in Europe once they are effective and require implementation. The Organization for Economic Co-operation and Development ("OECD") recently issued Pillar Two model rules with the aim of ensuring that multinational enterprises pay a 15% effective tax rate in each jurisdiction. The EU adopted the OECD Pillar Two Directive with a beginning date of January 1, 2024. We are monitoring the enactment of Pillar Two legislation in EU countries and elsewhere to determine its potential impact on our financial results as well as monitoring U.S. amendments to the U.S. global intangible low-tax income ("GILTI"), if any. The implementation of Pillar Two and amendments to GILTI could significantly increase our U.S. and international income taxes.
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
Our debt collection activities and business practices are subject to review from time to time by various governmental authorities and regulators, including the CFPB, which may commence investigations, reviews or enforcement actions targeted at businesses in the financial services industry. These investigations or reviews may involve individual consumer complaints or our debt collection policies and practices generally. Such investigations or reviews could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures that could have an adverse effect on our results of operations or financial position. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), recover costs, and impose monetary penalties (ranging from $5,000 per day to over $1 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and other state regulators to bring civil actions to remedy violations under state law. Governmental authorities could also request or seek to require us to cease certain practices or institute new practices. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, harm our ability to conduct business with industry participants, and result in financial institutions reducing or eliminating sales of nonperforming loan portfolios to us which would harm our business and negatively impact our results of operations. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management's full attention from our business operations. All of these factors could have an adverse effect on our business, results of operations and financial condition.
The CFPB has issued civil investigative demands ("CIDs") to many companies that it regulates, including PRA Group, and periodically examines practices regarding the collection of consumer debt. In September 2015, Portfolio Associates, LLC ("PRA"), our wholly owned subsidiary, entered into a consent order with the CFPB settling a previously disclosed investigation of certain debt collection practices of PRA (the "Consent Order"). As further discussed in the "Litigation and Regulatory Matters" section of Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K, we are in discussions with the CFPB regarding CIDs and requests for information issued by the CFPB to us related to our compliance with the Consent Order and applicable law. Although we believe we have implemented the requirements of the Consent Order, there can be no assurance that additional litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, results of operations and financial condition.
The regulation of data privacy in the U.S and globally could have an adverse effect on our business, results of operations and financial condition by increasing our compliance costs or exposing us to the risk of liability.
A variety of jurisdictions in which we operate have laws and regulations concerning, privacy, cybersecurity, and the protection of personal data, including the EU GDPR, the UK GDPR, the U.S. GLBA, and the California Consumer Privacy Act of 2018. These laws and regulations create certain privacy rights for individuals and impose prescriptive operational requirements for covered businesses relating to the processing and protection of personal data and may also impose substantial penalties for non-compliance.
In addition, laws and regulations relating to privacy, cybersecurity and data protection are quickly evolving, and any such proposed or new legal frameworks could significantly impact our operations, financial performance and business. The application and enforcement of these evolving legal requirements is uncertain and may require us to further change or update our information practices, and could impose additional compliance costs and regulatory scrutiny.
We may incur significant costs complying with legal obligations and inquiries, investigations or any other government actions related to privacy, cybersecurity, and data protection. Such legal requirements and government actions also may impede our development of new products, services, or businesses, make existing products, services, or businesses unprofitable, increase our operating costs, require substantial management resources, result in adverse publicity and subject us to remedies that harm our business or profitability, including penalties or orders that we change or terminate current business practices. Our insurance policies may be insufficient to insure us against such risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
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
We may incur a substantial amount of debt in the future. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2022, we had total consolidated indebtedness of approximately $2.5 billion, all of which, except for $345.0 million outstanding principal amount of our 3.50% Convertible Notes due 2023 (the "2023 Convertible Notes"), $300.0 million outstanding principal amount of our 7.375% Senior Notes due 2025 (the "2025 Notes"), and $350.0 million outstanding principal amount of our 5.00% Senior Notes due 2029 (the "2029 Notes" and together with the 2025 Notes, the "Senior Notes"), was secured indebtedness. In addition, as of December 31, 2022, we had total committed revolving borrowing capacity of $1.6 billion available under our credit facilities, all of which if borrowed would be secured indebtedness. Considering borrowing base restrictions and other covenants, the amount available to be borrowed under our credit facilities would have been $465.1 million as of December 31, 2022. Our management team will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of any new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets and the Company as a whole, to generate cash flow to cover the expected debt service.
Incurring a substantial amount of debt could have important consequences for our business, including:
•making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;
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
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings, under credit facilities or otherwise, in an amount sufficient to enable us to repay our indebtedness, repurchase our 2023 Convertible Notes upon a fundamental change or settle conversions in cash, repurchase our Senior Notes upon a change of control or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, at or before its scheduled maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.
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
Our credit facilities and the indentures that govern our 2023 Convertible Notes and our Senior Notes contain financial and other restrictive covenants, including restrictions on how we operate our business and our ability to pay dividends to our stockholders. These restrictions may interfere with our ability to engage in other necessary or desirable business activities, which could materially affect our business, financial condition or results of operations.
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
Cybersecurity and Technology Risks
A cybersecurity incident could damage our reputation and adversely impact our business and financial results.
Our business is highly dependent on our ability to process and monitor a large number of transactions across markets and in multiple currencies. We rely on information technology systems to conduct our business, including systems developed and administered by third parties. Many of these systems contain sensitive and confidential information, including personal data, our trade secrets and proprietary business information, and information and materials owned by or pertaining to our business customers, vendors and business partners. The secure maintenance of this information, and the information technology systems on which they reside, is critical to our business strategy as well as our operations and financial performance. As we expand geographically, and our reliance on information technology systems increases, maintaining the security of such systems and our data becomes more significant and challenging.
Although we take a number of steps to protect our information technology systems, the attacks that companies have experienced have increased in number, sophistication and complexity over the past few years.
Accordingly, we may suffer data security incidents or other cybersecurity incidents, which could compromise our systems and networks, creating system disruptions and exploiting vulnerabilities in our products and services. Any such breach or other incident also could result in the personal data or other confidential or proprietary information stored on our systems and networks, or our vendors’ systems and networks, being improperly accessed, acquired or modified, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, vendors, business partners and others. We seek to detect and investigate such incidents and to prevent their recurrence where practicable through preventive and remedial measures, but such measures may not be successful.
Should a cybersecurity incident occur, we may be required to expend significant resources to notify affected parties, modify our protective measures or investigate and remediate vulnerabilities or other exposures. Additionally, such cybersecurity events could cause reputational damage and subject us to fines, penalties, litigation costs and settlements and financial losses that may not be fully covered by our cybersecurity insurance. To date, disruptions to our information technology systems, due to outages, security breaches or other causes, including cybersecurity incidents have not had a material impact on our business. However, any such disruption could have significant consequences for our business, including financial loss and reputational damage.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and primary domestic operations facilities are located in Norfolk, Virginia. In addition, at December 31, 2022, we had 15 operational centers in the Americas and Australia (12 leased and three owned), and nine in Europe (all leased).
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on Nasdaq Global Select Market under the symbol "PRAA." Based on information provided by our transfer agent and registrar, as of February 21, 2023, there were 44 holders of record.
Stock Performance
The following graph and subsequent table compare from December 31, 2017 to December 31, 2022, the cumulative stockholder returns assuming an initial investment of $100 in our common stock (PRAA), the stocks comprising the Nasdaq Financial 100 (IXF) and the stocks comprising the Nasdaq Global Market Composite Index (NQGM) at the beginning of the period. Any dividends paid during the five-year period are assumed to be reinvested.

	Ticker	2017	2018	2019	2020	2021	2022
PRA Group, Inc.	PRAA	$100	$73	$109	$119	$151	$102
Nasdaq Financial 100	IXF	$100	$92	$119	$123	$156	$119
Nasdaq Global Market Composite Index	NQGM	$100	$94	$129	$213	$180	$100
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of our common stock. We do not make or endorse any predictions as to our future stock performance.
Dividend Policy
Our Board of Directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends during the three years ended December 31, 2022; however, our Board of Directors may determine in the future to declare or pay dividends on our common stock. Our credit facilities and the indentures that govern our 2023 Convertible Notes, 2025 Notes and 2029 Notes contain financial and other restrictive covenants, including restrictions on how we operate our business and our ability to pay dividends to our stockholders. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on conditions then existing, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors may consider relevant.

Recent Sales of Unregistered Securities
None.
Share Repurchase Programs
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. For more information, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Form 10-K.
We did not repurchase any common stock during the fourth quarter of the year ended December 31, 2022.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Objective
This discussion is from the perspective of management and is intended to help the reader understand our financial condition, cash flows and other changes in financial condition and results of operations. It should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K. Additionally, this discussion includes material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of our future operating results or of our future financial condition.
Executive Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. For the year ended December 31, 2022 we had:
•Total portfolio purchases of $850.0 million.
•Total cash collections of $1.7 billion.
•Estimated remaining collections ("ERC") of $5.7 billion.
•Cash efficiency ratio of 61.0%.
•Diluted earnings per share of $2.94.
Leading financial industry publications have indicated that excess consumer liquidity has resulted in lower levels of charge offs across most lending institutions, primarily in the U.S. As a result, this has caused a decrease in the supply of portfolios available for purchase in the U.S. during 2021 and 2022 resulting in a lower level of portfolio purchases and pricing pressures. We expect these trends to continue temporarily; however, consistent with our experience during previous economic cycles, we believe charge offs will increase. This should lead to a greater level of supply, which we anticipate could occur in the coming months.
Furthermore, the combination of robust demand for goods and services and lingering supply chain constraints continue to contribute to elevated levels of inflation, rising interest rates, foreign exchange rate fluctuations, and concerns of global recession. We cannot predict the full extent to which these items will impact our business, results of operations and financial condition. See Item 1A of this Form 10-K.
Frequently Used Terms
We may use the following terminology throughout this Form 10-K:
•"Buybacks" refers to purchase price refunded by the seller due to the return of ineligible accounts.
•"Cash collections" refers to collections on our nonperforming loan portfolios.
•"Cash receipts" refers to cash collections on our nonperforming loan portfolios, fees and revenue recognized from our class action claims recovery services.
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
•"Negative Allowance" refers to the present value of expected cash collections on our finance receivables.
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
•"Purchase price multiple" refers to the total estimated collections on our nonperforming loan portfolios divided by purchase price.
•"Recoveries" refers to cash collections plus buybacks and other adjustments.
•"Total estimated collections" or "TEC" refers to actual cash collections plus estimated remaining collections on our nonperforming loan portfolios.
Unless otherwise specified, references to 2022, 2021 and 2020 are for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. Certain prior year amounts have been reclassified for consistency with the current year presentation. Fee Income is now included within Other revenue on our Consolidated Income Statements. The following table sets forth Consolidated Income Statement amounts as a percentage of total revenues for the periods indicated (dollars in thousands):

	2022		2021		2020
Revenues:
Portfolio income	$772,315	79.9%	$875,327	79.9%	$984,036	92.4%
Changes in expected recoveries	168,904	17.5	197,904	18.1	69,297	6.5
Total portfolio revenue	941,219	97.4	1,073,231	98.0	1,053,333	98.9
Other revenue	25,305	2.6	22,501	2.0	12,081	1.1
Total revenues	966,524	100.0	1,095,732	100.0	1,065,414	100.0

Operating expenses:
Compensation and employee services	285,537	29.5	301,981	27.6	295,150	27.7
Legal collection fees	38,450	4.0	47,206	4.3	53,758	5.1
Legal collection costs	76,757	7.9	78,330	7.1	101,635	9.5
Agency fees	63,808	6.6	63,140	5.8	56,418	5.3
Outside fees and services	92,355	9.6	92,615	8.5	84,087	7.9
Communication	39,205	4.1	42,755	3.9	40,801	3.8
Rent and occupancy	18,589	1.9	18,376	1.7	17,973	1.7
Depreciation and amortization	15,243	1.6	15,256	1.4	18,465	1.7
Other operating expenses	50,778	5.2	61,077	5.5	47,426	4.5
Total operating expenses	680,722	70.4	720,736	65.8	715,713	67.2
Income from operations	285,802	29.6	374,996	34.2	349,701	32.8
Other income and (expense):
Interest expense, net	(130,677)	(13.6)	(124,143)	(11.3)	(141,712)	(13.2)
Foreign exchange gain/(loss), net	985	0.1	(809)	(0.1)	2,005	0.2
Other	(1,325)	(0.1)	282	—	(1,049)	(0.2)
Income before income taxes	154,785	16.0	250,326	22.8	208,945	19.6
Income tax expense	36,787	3.8	54,817	5.0	41,203	3.9
Net income	117,998	12.2	195,509	17.8	167,742	15.7
Adjustment for net income attributable to noncontrolling interests	851	0.1	12,351	1.1	18,403	1.7
Net income attributable to PRA Group, Inc.	$117,147	12.1%	$183,158	16.7%	$149,339	14.0%

Year Ended December 31, 2022 Compared With Year Ended December 31, 2021
Cash Collections
Cash collections for the years indicated were as follows (amounts in millions):

	2022	2021	$ Change	% Change
Americas and Australia Core	$946.1	$1,206.9	$(260.8)	(21.6)%
Americas Insolvency	129.4	147.3	(17.9)	(12.2)
Europe Core	559.7	614.6	(54.9)	(8.9)
Europe Insolvency	93.9	92.9	1.0	1.1
Total cash collections	$1,729.1	$2,061.7	$(332.6)	(16.1)%

Cash collections adjusted (1)	$1,729.1	$1,986.9	$(257.8)	(13.0)%
(1) Cash collections adjusted refers to 2021 cash collections translated using 2022 exchange rates.
Cash collections were $1,729.1 million in 2022, a decrease of $332.6 million, or 16.1%, compared to $2,061.7 million in 2021. The decrease was largely due to a decrease of $229.5 million, or 30.6%, in cash collections in U.S. call center and other collections, which we believe was mainly due to higher collections driven by excess consumer liquidity during 2021 coupled with lower levels of portfolio purchasing. Additionally, U.S. legal cash collections decreased $41.2 million, or 12.3%, mainly reflecting the impact from the lower volume of accounts placed in the legal channel in the last few years. Europe cash collections decreased by $53.9 million, or 7.6%, reflecting a $76.1 million impact from the strengthening of the U.S. dollar partially offset by higher levels of portfolio purchases in the last few years.
Revenues
Revenue generation for the years indicated were as follows (amounts in thousands):

	2022	2021	$ Change	% Change
Portfolio income	$772,315	$875,327	$(103,012)	(11.8)%
Changes in expected recoveries	168,904	197,904	(29,000)	(14.7)
Total portfolio revenue	941,219	1,073,231	(132,012)	(12.3)
Other revenue	25,305	22,501	2,804	12.5
Total revenues	$966,524	$1,095,732	$(129,208)	(11.8)%
Total Portfolio Revenue
Total portfolio revenue was $941.2 million in 2022, a decrease of $132.0 million, or 12.3%, compared to $1,073.2 million in 2021. The decrease was primarily driven by lower levels of portfolio purchasing, lower levels of cash overperformance, and the impact of foreign exchange. These decreases were partially offset by an increase to our forecasted ERC in certain pools.
Other Revenue
Other revenue was $25.3 million in 2022, an increase of $2.8 million, or 12.5%, compared to $22.5 million in 2021. The increase was primarily attributable to settlement timing in our claims processing company, CCB.
Operating Expenses
Total operating expenses were $680.7 million in 2022, a decrease of $40.0 million, or 5.6%, compared to $720.7 million in 2021.
Compensation and Employee Services
Compensation and employee service expenses were $285.5 million in 2022, a decrease of $16.5 million, or 5.5%, compared to $302.0 million in 2021. The decrease was primarily attributable to lower levels of compensation accruals and a decrease in collector compensation expenses in the U.S. call centers. Total full-time equivalents decreased 4.9% to 3,277 as of December 31, 2022 from 3,446 as of December 31, 2021 mainly reflecting natural attrition.

Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $38.4 million in 2022, a decrease of $8.8 million, or 18.6%, compared to $47.2 million in 2021. The decrease was mainly due to lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $76.8 million in 2022, compared to $78.3 million in 2021.
Agency Fees
Agency fees primarily represent third-party collection fees. Agency fees were $63.8 million in 2022, compared to $63.1 million in 2021.
Communication
Communication expenses primarily represent postage and telephone related expenses incurred as a result of our collection efforts. Communication expenses were $39.2 million in 2022, a decrease of $3.6 million, or 8.4%, compared to $42.8 million in 2021. The decrease mainly reflects a decrease in postage expenses due to lower portfolio purchasing in the U.S.
Other
Other expenses were $50.8 million in 2022, a decrease of $10.3 million, or 16.9%, compared to $61.1 million in 2021. The decrease primarily reflects lower advertising costs.
Interest Expense, Net
Interest expense, net for the years indicated were as follows (amounts in thousands):

	2022	2021	$ Change	% Change
Interest on debt obligations and unused line fees	$71,108	$76,759	$(5,651)	(7.4)%
Interest on senior notes	39,625	26,889	12,736	47.4
Coupon interest on convertible notes	12,075	12,075	—	—
Amortization of loan fees and other loan costs	10,097	9,508	589	6.2
Interest income	(2,228)	(1,088)	(1,140)	104.8
Interest expense, net	$130,677	$124,143	$6,534	5.3%
Interest expense, net was $130.7 million in 2022, an increase of $6.5 million, or 5.3%, compared to $124.1 million in 2021 primarily due to higher interest rates.
Foreign Exchange Gain/(Loss), Net
Foreign exchange gains were $1.0 million in 2022 compared to foreign exchange losses of $0.8 million in 2021. In any given period, we may incur foreign currency exchange gains or losses from transactions in currencies other than the functional currency. Refer to our Currency Exchange Risk discussion in Item 7A of this Form 10-K.
Income Tax Expense
Income tax expense was $36.8 million in 2022, a decrease of $18.0 million, or 32.8%, compared to $54.8 million in 2021. In 2022, our effective tax rate was 23.8% compared to 21.9% in 2021. The decrease in income tax expense was primarily due to lower income before income taxes, which decreased $95.5 million, or 38.2%. The increase in effective tax rate was mainly due to a change in the mix of income from different taxing justifications, return to provision adjustments and the lack of beneficial tax rate changes offset by valuation allowance releases on net operating losses.
Year Ended December 31, 2021 Compared To Year Ended December 31, 2020
Refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Form 10-K for a discussion of our 2021 results compared to our 2020 results.

Supplemental Performance Data
Finance Receivables Portfolio Performance
We purchase portfolios of nonperforming loans from a variety of credit originators or acquire portfolios through business acquisitions and segregate them into two main portfolio segments: Core or Insolvency, based on the status of the account upon acquisition. In addition, the accounts are segregated into geographical regions based upon where the account was acquired. Ultimately, accounts are aggregated into annual pools based on portfolio segment, geography, and year of acquisition. Portfolios of accounts that were in an insolvency status at the time of acquisition are represented in the Insolvency tables below. All other acquisitions of portfolios of accounts are included in our Core portfolio tables as represented below. Once an account is initially segregated, it is not later transferred from an Insolvency pool to a Core pool or vice versa and the account continues to be accounted for as originally segregated regardless of any future changes in operational status. Specifically, if a Core account files for bankruptcy or insolvency protection after acquisition, we adjust our collection practices to comply with any respective bankruptcy or insolvency rules or policies; however, the account remains in the Core pool. In the event an insolvency account is dismissed from its bankruptcy or insolvency status whether voluntarily or involuntarily, we are typically free to pursue alternative collection activities.
The purchase price multiple represents our estimate of total cash collections over the original purchase price of the portfolio. Purchase price multiples can vary over time due to a variety of factors, including pricing competition, supply levels, paper type, age of the accounts acquired, mix of portfolios purchased and changes in operational efficiency. For example, increased pricing due to elevated levels of competition or supply constraints negatively impacts purchase price multiples as we pay more to buy similar portfolios of nonperforming loans.
Further, there is a direct relationship between the price we pay for a portfolio, the purchase price multiple and the effective interest rate of the pool. When we pay more for a portfolio, the purchase price multiple and effective interest rates are lower. The opposite tends to occur when we pay less for a portfolio. We incur lower collection costs on certain types of accounts we purchase for which we are able to generally pay more for these types of accounts. This typically results in lower purchase price multiples, while generating similar net income margins when compared with other portfolio purchases. Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing, this will generally lead to lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the accounts, which impact the cost to collect those accounts. Fresher accounts, for example, typically carry lower associated collection costs, while older accounts and lower balance accounts typically carry higher costs and, as a result, require higher purchase price multiples to achieve the same net profitability as fresher paper.
Revenue recognition is driven by estimates of the amount and timing of future cash collections. We record new portfolio acquisitions at the purchase price, which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, portfolios are aggregated into annual pools, and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the purchase price amount is fixed at the aggregated amounts paid to acquire the portfolio, the effective interest rate is fixed at the amount we expect to collect, discounted at the rate to equate purchase price to the recovery estimate and the currency rates are fixed for purposes of comparability in future periods. Depending on the level of performance and expected future impacts from our operations, we may update ERC and TEC levels based on the results of our cash forecasting with the correlating adjustment to the purchase price multiple. We follow an established process to evaluate ERC. During the first years following purchase, we typically do not increase our purchase price multiples. Following the initial years, as we gain collection experience and confidence with a pool of accounts we may begin to adjust our purchase price multiples. Over time, our TEC has often increased as pools have aged resulting in the ratio of ERC to purchase price for any given year of buying to gradually increase. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of categories of portfolio segments and related geographies.

Purchase Price Multiples as of December 31, 2022 Amounts in thousands
Purchase Period	Purchase Price (2)(3)	Total Estimated Collections (4)	Estimated Remaining Collections (5)	Current Purchase Price Multiple	Original Purchase Price Multiple (6)
Americas and Australia Core
1996-2012	$1,541,897	$4,798,281	$42,398	311%	238%
2013	390,826	905,829	17,025	232%	211%
2014	404,117	872,066	26,384	216%	204%
2015	443,114	905,285	55,162	204%	205%
2016	455,767	1,081,751	93,292	237%	201%
2017	532,851	1,208,081	156,253	227%	193%
2018	653,975	1,464,612	225,935	224%	202%
2019	581,476	1,294,519	288,207	223%	206%
2020	435,668	948,088	337,470	218%	213%
2021	435,846	811,328	553,876	186%	191%
2022	406,082	726,523	659,290	179%	179%
Subtotal	6,281,619	15,016,363	2,455,292
Americas Insolvency
1996-2012	1,038,222	2,146,283	285	207%	165%
2013	227,834	355,578	142	156%	133%
2014	148,420	218,674	392	147%	124%
2015	63,170	87,891	279	139%	125%
2016	91,442	117,449	612	128%	123%
2017	275,257	355,272	4,406	129%	125%
2018	97,879	137,315	16,401	140%	127%
2019	123,077	168,002	46,299	137%	128%
2020	62,130	89,698	46,704	144%	136%
2021	55,187	72,934	50,407	132%	136%
2022	33,442	46,651	43,464	139%	139%
Subtotal	2,216,060	3,795,747	209,391
Total Americas and Australia	8,497,679	18,812,110	2,664,683
Europe Core
2012	20,409	43,718	—	214%	187%
2013	20,334	26,909	—	132%	119%
2014 (1)	773,811	2,365,317	406,593	306%	208%
2015	411,340	728,250	153,190	177%	160%
2016	333,090	567,637	189,769	170%	167%
2017	252,174	358,816	119,854	142%	144%
2018	341,775	540,246	220,787	158%	148%
2019	518,610	798,429	373,658	154%	152%
2020	324,119	557,983	305,148	172%	172%
2021	412,411	699,520	498,755	170%	170%
2022	359,447	660,999	546,522	184%	184%
Subtotal	3,767,520	7,347,824	2,814,276
Europe Insolvency
2014 (1)	10,876	18,611	—	171%	129%
2015	18,973	28,950	125	153%	139%
2016	39,338	56,990	1,500	145%	130%
2017	39,235	50,905	4,673	130%	128%
2018	44,908	52,582	11,526	117%	123%
2019	77,218	110,515	35,296	143%	130%
2020	105,440	153,006	66,106	145%	129%
2021	53,230	71,526	45,007	134%	134%
2022	44,604	61,057	56,551	137%	137%
Subtotal	433,822	604,142	220,784
Total Europe	4,201,342	7,951,966	3,035,060
Total PRA Group	$12,699,021	$26,764,076	$5,699,743
(1)Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in Item 1 of this Form 10-K).
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
(5)Non-U.S. amounts are presented at the December 31, 2022 exchange rate.
(6)The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information For the Year Ended December 31, 2022 Amounts in thousands
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables as of December 31, 2022 (3)
Americas and Australia Core
1996-2012	$23,470	$12,731	$10,208	$22,939	$10,343
2013	12,526	4,728	6,476	11,204	7,438
2014	14,998	6,106	7,433	13,539	10,541
2015	19,542	12,818	(3,411)	9,407	21,250
2016	38,350	28,246	(16,381)	11,865	31,464
2017	76,269	41,197	(4,578)	36,619	68,396
2018	146,106	55,912	49,297	105,209	125,682
2019	177,717	76,857	21,872	98,729	159,586
2020	192,001	88,284	1,918	90,202	195,163
2021	177,340	112,434	(45,560)	66,874	298,645
2022	67,735	44,054	1,401	45,455	381,914
Subtotal	946,054	483,367	28,675	512,042	1,310,422
Americas Insolvency
1996-2012	1,066	572	494	1,066	—
2013	535	232	305	537	—
2014	718	717	(87)	630	46
2015	596	165	354	519	140
2016	1,810	299	932	1,231	481
2017	20,751	2,489	1,941	4,430	3,970
2018	24,627	3,282	3,301	6,583	15,207
2019	37,815	5,933	4,770	10,703	42,207
2020	20,361	5,830	3,386	9,216	39,299
2021	17,904	6,699	(753)	5,946	40,900
2022	3,186	1,778	1,239	3,017	32,797
Subtotal	129,369	27,996	15,882	43,878	175,047
Total Americas and Australia	1,075,423	511,363	44,557	555,920	1,485,469
Europe Core
2012	870	—	871	871	—
2013	481	—	481	481	—
2014 (1)	122,232	73,843	41,828	115,671	114,254
2015	40,701	19,278	7,740	27,018	83,984
2016	36,912	17,962	2,616	20,578	112,355
2017	25,151	8,750	3,081	11,831	82,457
2018	50,702	17,202	8,425	25,627	146,171
2019	89,820	27,307	18,949	46,256	255,401
2020	69,045	26,602	5,300	31,902	188,109
2021	89,938	39,653	2,889	42,542	301,235
2022	33,867	12,051	5,727	17,778	341,819
Subtotal	559,719	242,648	97,907	340,555	1,625,785
Europe Insolvency
2014 (1)	238	14	211	225	—
2015	649	182	(4)	178	104
2016	2,710	634	104	738	1,131
2017	6,499	593	1,371	1,964	4,325
2018	9,828	1,218	863	2,081	10,512
2019	21,020	3,458	7,268	10,726	30,837
2020	34,086	6,011	14,364	20,375	57,627
2021	14,417	4,637	1,312	5,949	36,707
2022	4,452	1,557	951	2,508	42,511
Subtotal	93,899	18,304	26,440	44,744	183,754
Total Europe	653,618	260,952	124,347	385,299	1,809,539
Total PRA Group	$1,729,041	$772,315	$168,904	$941,219	$3,295,008
(1)Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in Item 1 of this Form 10-K).
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the December 31, 2022 exchange rate.

Cash Collections by Year, By Year of Purchase (1) as of December 31, 2022 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (3)(4)	1996-2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total
Americas and Australia Core
1996-2012	$1,541.9	$2,962.4	$554.9	$412.5	$280.4	$179.0	$118.0	$83.8	$62.9	$41.5	$29.8	$23.5	$4,748.7
2013	390.8	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	23.2	16.7	12.5	888.8
2014	404.1	—	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	22.3	15.0	837.3
2015	443.1	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	853.1
2016	455.8	—	—	—		138.7	256.5	194.6	140.6	105.9	74.2	38.4	948.9
2017	532.9	—	—	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	1,041.3
2018	654.0	—	—	—	—	—	—	122.7	361.9	337.7	239.9	146.1	1,208.3
2019	581.5	—	—	—	—	—	—	—	143.8	349.0	289.8	177.7	960.3
2020	435.7	—	—	—	—	—	—	—	—	133.0	284.3	192.0	609.3
2021	435.8	—	—	—	—	—	—	—	—	—	85.0	177.3	262.3
2022	406.1	—	—	—	—	—	—	—	—	—	—	67.8	67.8
Subtotal	6,281.7	2,962.4	656.5	753.0	844.8	837.2	860.8	945.0	1,141.5	1,271.9	1,206.9	946.1	12,426.1
Americas Insolvency
1996-2012	1,038.2	1,021.6	417.3	338.8	208.3	105.3	37.7	8.3	4.0	2.2	1.4	1.1	2,146.0
2013	227.8	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	1.3	0.8	0.5	355.4
2014	148.4	—	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	1.1	0.7	218.2
2015	63.2	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	87.7
2016	91.4	—	—	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.8	117.8
2017	275.3	—	—	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	350.9
2018	97.9	—	—	—	—	—	—	6.7	27.4	30.5	31.6	24.6	120.8
2019	123.1	—	—	—	—	—	—	—	13.4	31.4	39.1	37.8	121.7
2020	62.1	—	—	—	—	—	—	—	—	6.5	16.1	20.4	43.0
2021	55.2	—	—	—	—	—	—	—	—	—	4.5	17.9	22.4
2022	33.4	—	—	—	—	—	—	—	—	—	—	3.2	3.2
Subtotal	2,216.0	1,021.6	469.8	458.4	344.3	249.8	222.5	207.8	181.0	155.2	147.3	129.4	3,587.1
Total Americas and Australia	8,497.7	3,984.0	1,126.3	1,211.4	1,189.1	1,087.0	1,083.3	1,152.8	1,322.5	1,427.1	1,354.2	1,075.5	16,013.2
Europe Core
2012	20.4	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	1.2	1.2	0.9	40.4
2013	20.3	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.7	0.7	0.5	24.5
2014 (2)	773.8	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.2	122.2	1,712.8
2015	411.3	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	525.7
2016	333.1	—	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	381.8
2017	252.2	—	—	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	214.1
2018	341.8	—	—	—	—	—	—	24.3	88.7	71.2	69.1	50.7	304.0
2019	518.6	—	—	—	—	—	—	—	47.9	125.7	121.4	89.8	384.8
2020	324.1	—	—	—	—	—	—	—	—	32.4	91.7	69.0	193.1
2021	412.4	—	—	—	—	—	—	—	—	—	48.4	89.9	138.3
2022	359.5	—	—	—	—	—	—	—	—	—	—	33.9	33.9
Subtotal	3,767.5	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.1	519.7	614.6	559.7	3,953.4
Europe Insolvency
2014 (2)	10.9	—	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.3	16.9
2015	19.0	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.6	26.2
2016	39.3	—	—	—	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	59.1
2017	39.2	—	—	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	44.0
2018	44.9	—	—	—	—	—	—	0.6	8.4	10.3	11.7	9.8	40.8
2019	77.2	—	—	—	—	—	—	—	5.1	21.1	23.9	21.0	71.1
2020	105.4	—	—	—	—	—	—	—	—	6.1	34.6	34.1	74.8
2021	53.3	—	—	—	—	—	—	—	—	—	5.4	14.4	19.8
2022	44.6	—	—	—	—	—	—	—	—	—	—	4.5	4.5
Subtotal	433.8	—	—	—	7.3	14.5	22.1	28.8	38.8	58.9	92.9	93.9	357.2
Total Europe	4,201.3	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.9	578.6	707.5	653.6	4,310.6
Total PRA Group	$12,699.0	$3,995.6	$1,142.4	$1,378.7	$1,539.7	$1,492.1	$1,512.4	$1,625.0	$1,841.4	$2,005.7	$2,061.7	$1,729.1	$20,323.8
(1)Non-U.S. amounts are presented using the average exchange rates during the cash collection period.
(2)Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in Item 1 of this Form 10-K).
(3)Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(4)Non-U.S. amounts are presented at the exchange rate at the end of the year in which the portfolios were purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated Remaining Collections
The following chart shows our ERC of $5,699.7 million at December 31, 2022 by geographical region (amounts in millions).
The following chart shows our ERC by year, by geography as of December 31, 2022. The forecast amounts reflect our current estimate of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollars at the December 31, 2022 exchange rate.

The following table displays our ERC by year, by geography as of December 31, 2022 (amounts in thousands).

ERC By Year By Geography
	Americas and Australia Core	Americas Insolvency	Europe Core	Europe Insolvency	Total
2023	$803,547	$91,220	$490,519	$77,755	$1,463,041
2024	574,765	60,606	402,824	60,744	1,098,939
2025	355,894	34,161	334,508	40,250	764,813
2026	236,037	16,262	284,296	23,346	559,941
2027	161,312	6,238	242,470	11,359	421,379
2028	113,141	891	208,568	4,612	327,212
2029	80,370	13	178,287	1,440	260,110
2030	58,309	—	148,153	292	206,754
2031	39,943	—	125,803	245	165,991
2032	27,557	—	107,326	206	135,089
Thereafter	4,417	—	291,522	535	296,474
	$2,455,292	$209,391	$2,814,276	$220,784	$5,699,743
Seasonality
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
Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type, for the periods indicated (amounts in thousands).

Cash Collections by Geography and Type
	2022				2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas and Australia Core	$205,619	$225,775	$244,377	$270,284	$257,705	$276,691	$324,845	$347,638
Americas Insolvency	27,971	31,911	34,278	35,209	36,851	37,464	37,768	35,253
Europe Core	134,016	132,072	142,470	151,162	155,853	151,625	157,637	149,486
Europe Insolvency	24,051	22,586	22,935	24,325	23,262	22,574	23,579	23,510
Total Cash Collections	$391,657	$412,344	$444,060	$480,980	$473,671	$488,354	$543,829	$555,887
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands).

Cash Collections by Source - Core Portfolios Only
	2022				2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Call Center and Other Collections	$216,182	$235,832	$260,764	$291,266	$283,606	$298,717	$338,022	$355,043
External Legal Collections	48,925	49,243	50,996	55,179	55,760	54,445	61,836	65,613
Internal Legal Collections	74,528	72,772	75,087	75,001	74,192	75,154	82,624	76,468
Total Core Cash Collections	$339,635	$357,847	$386,847	$421,446	$413,558	$428,316	$482,482	$497,124

Collections Productivity (U.S. Portfolio)
The following table displays a collections productivity measure for our U.S. portfolios for the periods indicated.

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2022	2021	2020	2019	2018
First Quarter	$261	$279	$172	$139	$121
Second Quarter	226	270	263	139	101
Third Quarter	210	242	246	124	107
Fourth Quarter	186	232	204	128	104
(1)Represents total cash collections less internal legal cash collections, external legal cash collections and Insolvency cash collections from trustee-administered accounts.
Cash Efficiency Ratio
The following table displays our cash efficiency ratio for the periods indicated.

Cash Efficiency Ratio (1)
	2022	2021	2020	2019	2018
First Quarter	65.1%	68.0%	61.5%	59.2%	60.7%
Second Quarter	61.3	66.8	68.7	60.4	60.1
Third Quarter	58.4	62.4	65.6	60.2	55.7
Fourth Quarter	58.6	63.5	61.9	59.7	55.0
Full Year	61.0	65.3	64.5	59.9	58.0
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.
Portfolio Acquisitions
The following chart shows the purchase price of our portfolios by year since 2012. It also includes the acquisition date portfolios that were acquired through our business acquisitions.
* 2014 includes portfolios acquired in connections with the acquisition of Aktiv Kapital AS in 2014 (as described in Item 1 of this Form 10-K).

The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands).

Portfolio Acquisitions by Geography and Type
	2022				2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Americas and Australia Core	$118,581	$100,780	$99,962	$90,639	$90,263	$162,451	$98,901	$88,912
Americas Insolvency	8,967	8,988	6,369	9,118	21,183	9,878	14,642	9,486
Europe Core	140,011	59,426	123,814	38,764	60,430	212,194	106,134	44,095
Europe Insolvency	20,535	13,910	1,202	8,929	29,820	7,424	—	16,468
Total Portfolio Acquisitions	$288,094	$183,104	$231,347	$147,450	$201,696	$391,947	$219,677	$158,961
Portfolio Acquisitions by Stratifications (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 60.0 million customer accounts in the U.S. (amounts in thousands).

U.S. Portfolio Acquisitions by Major Asset Type
	2022								2021
	Q4		Q3		Q2		Q1		Q4
Major Credit Cards	$10,242	11.7%	$10,236	15.8%	$20,673	26.7%	$18,160	23.0%	$50,017	51.4%
Private Label Credit Cards	60,380	69.0	44,727	68.8	52,368	67.4	46,195	58.6	28,293	29.1
Consumer Finance	16,366	18.7	9,396	14.4	2,062	2.7	13,968	17.7	4,617	4.8
Auto Related	515	0.6	630	1.0	2,443	3.2	514	0.7	14,319	14.7
Total	$87,503	100.0%	$64,989	100.0%	$77,546	100.0%	$78,837	100.0%	$97,246	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2022								2021
	Q4		Q3		Q2		Q1		Q4
Fresh (1)	$55,117	70.2%	$30,510	54.5%	$28,235	39.7%	$29,077	41.7%	$17,096	22.5%
Primary (2)	511	0.7	587	1.0	369	0.5	11,445	16.4	557	0.7
Secondary (3)	21,620	27.5	19,886	35.5	28,148	39.5	26,748	38.4	54,915	72.2
Other (4)	1,288	1.6	5,018	9.0	14,425	20.3	2,449	3.4	3,495	4.6
Total Core	78,536	100.0%	56,001	100.0%	71,177	100.0%	69,719	100.0%	76,063	100.0%
Insolvency	8,967		8,988		6,369		9,118		21,183
Total	$87,503		$64,989		$77,546		$78,837		$97,246
(1) Fresh accounts are typically past due 120 to 270 days, charged-off by the credit originator and sold prior to any post-charge-off collection activity.
(2) Primary accounts are typically 240 to 450 days past due, charged-off and have been previously placed with one contingent fee servicer.
(3) Secondary accounts are typically 360 to 630 days past due, charged-off and have been previously placed with two contingent fee servicers.
(4) Other accounts are 480 days or more past due, charged-off and have previously been worked by three or more contingent fee servicers.

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
The following table provides a reconciliation of net income attributable to PRA Group, Inc., as reported in accordance with GAAP, to Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands).

Reconciliation of Non-GAAP Financial Measures
	2022	2021	2020
Net income attributable to PRA Group, Inc.	$117,147	$183,158	$149,339
Adjustments:
Income tax expense	36,787	54,817	41,203
Foreign exchange (gains)/losses	(985)	809	(2,005)
Interest expense, net	130,677	124,143	141,712
Other expense/(income) (1)	1,325	(282)	1,049
Depreciation and amortization	15,243	15,256	18,465
Adjustment for net income attributable to noncontrolling interests	851	12,351	18,403
Recoveries applied to negative allowance less Changes in expected recoveries	805,942	988,050	968,362
Adjusted EBITDA	$1,106,987	$1,378,302	$1,336,528
(1) Other expense/(income) reflects non-operating related activity.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our Debt to Adjusted EBITDA at December 31, 2022 and 2021 (amounts in thousands).

Debt to Adjusted EBITDA
	2022		2021
Borrowings	$2,494,858		$2,608,714
Adjusted EBITDA	1,106,987		1,378,302
Debt to Adjusted EBITDA	2.25	x	1.89	x

Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of December 31, 2022, cash and cash equivalents totaled $83.4 million, of which $75.3 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.
Borrowings. At December 31, 2022, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit (2)	$186,867	$888,957	$191,221
UK revolving credit	453,528	346,472	105,362
European revolving credit	419,856	401,134	168,543
Term loan	450,000	—	—
Senior Notes	650,000	—	—
Convertible Notes	345,000	—	—
Less: Debt discounts and issuance costs	(10,393)	—	—
Total	$2,494,858	$1,636,563	$465,126
(1) Available borrowings after calculation of borrowing base and debt covenants as of December 31, 2022.
(2) Includes North American revolving credit facility and Colombian revolving credit facility.
On February 6, 2023, we completed the private offering of $400.0 million in aggregate principal amount of our 8.375% Senior Notes due February 1, 2028 ("2028 Notes"). We deposited $345.0 million of the net proceeds from the offering into a newly-formed segregated deposit account and will use such proceeds to retire all or any portion of our 2023 Convertible Notes or to satisfy any other obligations with respect to our 2023 Convertible Notes. We used the remainder of the net proceeds from the offering to repay a portion of our outstanding borrowings under our North American revolving credit facility.
Interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $115.0 million as of December 31, 2022). Interest-bearing deposits as of December 31, 2022 were $113.0 million.
Furthermore, we have the ability to slow the purchase of nonperforming loans if necessary, and use the net cash flow generated from our cash collections from our portfolio of existing nonperforming loans to temporarily service our debt and fund existing operations. For example, we invested $850.0 million in portfolio acquisitions in 2022. The portfolios acquired in 2022 generated $109.4 million of cash collections, representing only 6.3% of 2022 cash collections.
Uses of Liquidity and Material Cash Requirements
Forward Flows. Contractual obligations over the next year are primarily related to purchase commitments. As of December 31, 2022, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $792.2 million, of which $722.9 million is due within the next 12 months. The $792.2 million includes $461.1 million for the Americas and Australia and $331.1 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
Borrowings. Of our $2.5 billion of borrowings at December 31, 2022, estimated interest, unused fees and principal payments for the next 12 months are approximately $489.7 million, of which, $345.0 million relates to principal payment due on our 2023 Convertible Notes, which, as discussed above, we will retire using the funds from the offering of our 2028 Notes that we deposited in the segregated deposit account. Beyond 12 months our principal payment obligations related to debt maturities occur between one and seven years. Many of our financing arrangements include restrictive covenants with which we must comply. As of December 31, 2022, we determined that we were in compliance with these covenants. For more information, see Note 6 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Share Repurchase. On February 25, 2022, we completed our $230.0 million share repurchase program. Also on February 25, 2022, our Board of Directors approved a new share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Exchange Act, or other methods, subject to market and/or other conditions and applicable regulatory requirements. The new share repurchase program has no stated expiration date and does not obligate us to repurchase any specified amount of shares, remains subject to the discretion of our Board of Directors and, subject to compliance with applicable laws, may be modified, suspended or discontinued at any time. During the year ended December 31, 2022, we repurchased 2,331,364 shares of our common stock for approximately $99.4 million. As of December 31, 2022, we had $67.7 million remaining for share repurchases under the new program.
Leases. The majority of our leases have remaining lease terms of one to 14 years. As of December 31, 2022, we had $59.4 million in lease liabilities, of which $10.8 million matures within the next 12 months. For more information, see Note 4 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Derivatives. Derivative financial instruments are entered into to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of December 31, 2022, we had $19.1 million of derivative liabilities, all of which mature within the next 12 months. For more information, see Note 9 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Cash Flows Analysis
The following table summarizes our cash flow activity for the years ended December 31, 2022 and 2021 (amounts in thousands):

	2022	2021	Change
Total cash provided by (used in):
Operating activities	$21,592	$84,925	$(63,333)
Investing activities	120,453	160,376	(39,923)
Financing activities	(121,342)	(262,812)	141,470
Effect of exchange rate on cash	(25,017)	(14,464)	(10,553)
Net decrease in cash and cash equivalents	$(4,314)	$(31,975)	$27,661
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
Net cash provided by operating activities decreased $63.3 million during the year ended December 31, 2022, mainly driven by lower cash collections recognized as portfolio income, lower cash paid for income taxes, and the impact of foreign exchange.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects acquisitions of nonperforming loans and net investment activity.
Net cash provided by investing activities decreased $39.9 million during the year ended December 31, 2022, primarily driven by a decrease of $211.1 million in recoveries applied to negative allowance partially offset by decreases in purchases of finance receivables and investments of $127.5 million and $47.9 million, respectively.

Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Cash used in financing activities decreased $141.5 million during the year ended December 31, 2022, primarily due to net proceeds from our lines of credit of $8.5 million in 2022 compared to net payments on our lines of credit of $393.2 million in 2021. Additionally, proceeds from debt issuance decreased $350.0 million and repurchases of our common stock decreased $89.5 million.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax or withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $75.3 million and $61.9 million as of December 31, 2022 and 2021, respectively. Refer to the Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further information related to our income taxes and undistributed international earnings.
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
We have determined that the following accounting policies involve critical estimates:
Revenue Recognition - Finance Receivables
Revenue recognition for finance receivables involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the amount and timing of cash collections we expect to receive from our pools of accounts. We review individual pools for trends, actual performance versus projections and curve shape (a graphical depiction of the amount and timing of cash collections). We then project ERC and then apply a discounted cash flow methodology to our ERC. Adjustments to ERC may include adjustments reflecting recent collection trends, our view of current and future economic conditions, changes in collection assumptions or other timing related adjustments that could impact TEC. In 2022, total adjustments of this nature resulted in a net positive change in the estimate of future recoveries of $62.2 million.
Significant changes in our cash flow estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool. Generally, adjustments to estimated cash forecasts for performance experienced in the current period result in an adjustment to revenue at an amount less than the impact of the overperformance due to the effects of discounting. Additionally, cash collection forecast increases will generally result in more revenue being recognized and cash collection forecast decreases will generally result in less revenue being recognized over the life of the pool. As we continue to perform against expectations, performance may vary, which could result in additional adjustments to our cash flow forecasts with a corresponding adjustment to total portfolio revenue.

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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.5 billion as of December 31, 2022. Based on our current debt structure at December 31, 2022, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $4.6 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $4.6 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European and our UK revolving credit facilities, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. As of December 31, 2022, we are 65% hedged on a notional basis. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other comprehensive (loss)/income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at December 31, 2022. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts and zero interest rate floors on revolving loans under our North America, UK and European credit facilities.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. In 2022, we generated $445.8 million of revenues from operations outside the U.S. and used 12 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European operations so that portfolio ownership and collections generally occur within the same entity. Our European and UK credit facilities are multi-currency facilities, allowing us to better match funding and portfolio acquisitions by currency. We actively monitor the value of our finance receivables by currency. In the event adjustments are required to our liability composition by currency we may, from time to time, execute re-balancing foreign exchange contracts to more closely align funding and portfolio acquisitions by currency.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PRA Group, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of PRA Group, Inc. (the “Company”) as of December 31, 2022, the related consolidated income statement, statement of comprehensive income, statement of changes in equity and statement of cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of expected future recoveries on purchased credit deteriorated assets
Description of the Matter
As of December 31, 2022, the Company’s Finance Receivables, net balance was $3.3 billion, and the resulting changes in expected future recoveries for the year ended December 31, 2022 was $62.2 million as disclosed in Note 2. As more fully described in Note 1 and Note 2 to the consolidated financial statements, the Company accounts for Finance Receivables, net under the guidance of ASC Topic 326 "Financial Instruments – Credit Losses" and develops its estimates of expected recoveries in the Consolidated Balance Sheets by applying a discounted cash flow methodology to its estimated remaining collections (ERC) and recognizes income over the estimated life of the pool at the constant effective interest rate of the pool. Subsequent changes (favorable and unfavorable) in the expected cash flows are recognized within Changes in expected recoveries in the Consolidated Income Statements by adjusting the present value of increases or decreases in ERC. Management’s estimate of ERC is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Development of the Company’s forecasts rely on both quantitative and qualitative factors. Qualitative factors can include both external and internal information and consider management’s view on available facts and circumstances at each reporting period. Auditing the qualitative factors used by management in their forecast of ERC required a high degree of audit effort, due to significant measurement uncertainty, specifically for assumptions around historical collection trends, actual performance compared to past projections, and the evaluation of the impact that external factors will have on the amount and timing of ERC.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over management’s process to develop their estimates of ERC, including, management review controls over key subjective assumptions and judgments used in management’s estimate. Our test of controls included testing the completeness and accuracy of objective data relied upon by management when estimating ERC and the observation of certain key governance meetings where subjective assumptions were subject to effective challenge by senior management.
We involved EY specialists in testing management’s assumptions for setting subjective qualitative factors, including evaluating whether those methods were in compliance with U.S. generally accepted accounting principles. We tested management’s measurement of ERC by testing the completeness and accuracy of objective collections data used in the estimation process, reperforming key calculations, comparing the current estimate to prior periods and historical trends, and reviewing external evidence, including economic data, peer data, and industry research.

We have served as the Company’s auditor since 2021.
/s/ Ernst & Young LLP
Richmond, Virginia
February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PRA Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of PRA Group, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated income statements, statements of comprehensive income, changes in equity, and cash flows for each of the years in the two‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for convertible instruments as of January 1, 2021 due to the adoption of Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
We served as the Company’s auditor from 2007 to 2022.
Norfolk, Virginia
February 28, 2022

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2022 and 2021
(Amounts in thousands)

	2022	2021
Assets
Cash and cash equivalents	$83,376	$87,584
Investments	79,948	92,977
Finance receivables, net	3,295,008	3,428,285
Income taxes receivable	31,774	41,146
Deferred tax assets, net	56,908	67,760
Right-of-use assets	54,506	56,713
Property and equipment, net	51,645	54,513
Goodwill	435,921	480,263
Other assets	86,588	57,002
Total assets	$4,175,674	$4,366,243
Liabilities and Equity
Liabilities:
Accounts payable	$7,329	$3,821
Accrued expenses	111,395	127,802
Income taxes payable	25,693	19,276
Deferred tax liabilities, net	42,918	36,630
Lease liabilities	59,384	61,188
Interest-bearing deposits	112,992	124,623
Borrowings	2,494,858	2,608,714
Other liabilities	34,355	59,352
Total liabilities	2,888,924	3,041,406
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 38,980 shares issued and outstanding at December 31, 2022; 100,000 shares authorized, 41,008 shares issued and outstanding at December 31, 2021	390	410
Additional paid-in capital	2,172	—
Retained earnings	1,573,025	1,552,845
Accumulated other comprehensive loss	(347,926)	(266,909)
Total stockholders' equity - PRA Group, Inc.	1,227,661	1,286,346
Noncontrolling interests	59,089	38,491
Total equity	1,286,750	1,324,837
Total liabilities and equity	$4,175,674	$4,366,243
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2022, 2021 and 2020
(Amounts in thousands, except per share amounts)

	2022	2021	2020
Revenues:
Portfolio income	$772,315	$875,327	$984,036
Changes in expected recoveries	168,904	197,904	69,297
Total portfolio revenue	941,219	1,073,231	1,053,333
Other revenue	25,305	22,501	12,081
Total revenues	966,524	1,095,732	1,065,414

Operating expenses:
Compensation and employee services	285,537	301,981	295,150
Legal collection fees	38,450	47,206	53,758
Legal collection costs	76,757	78,330	101,635
Agency fees	63,808	63,140	56,418
Outside fees and services	92,355	92,615	84,087
Communication	39,205	42,755	40,801
Rent and occupancy	18,589	18,376	17,973
Depreciation and amortization	15,243	15,256	18,465
Other operating expenses	50,778	61,077	47,426
Total operating expenses	680,722	720,736	715,713
Income from operations	285,802	374,996	349,701
Other income and (expense):
Interest expense, net	(130,677)	(124,143)	(141,712)
Foreign exchange gain/(loss), net	985	(809)	2,005
Other	(1,325)	282	(1,049)
Income before income taxes	154,785	250,326	208,945
Income tax expense	36,787	54,817	41,203
Net income	117,998	195,509	167,742
Adjustment for net income attributable to noncontrolling interests	851	12,351	18,403
Net income attributable to PRA Group, Inc.	$117,147	$183,158	$149,339

Net income per share attributable to PRA Group, Inc.:
Basic	$2.96	$4.07	$3.28
Diluted	$2.94	$4.04	$3.26
Weighted average number of shares outstanding:
Basic	39,638	44,960	45,540
Diluted	39,888	45,330	45,860
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2022, 2021 and 2020
(Amounts in thousands)

	2022	2021	2020
Net income	$117,998	$195,509	$167,742
Other comprehensive (loss)/income, net of tax
Currency translation adjustments	(105,292)	(56,219)	20,056
Cash flow hedges	33,175	27,978	(20,261)
Debt securities available-for-sale	(16)	(348)	171
Other comprehensive loss	(72,133)	(28,589)	(34)
Total comprehensive income	45,865	166,920	167,708
Less comprehensive income attributable to noncontrolling interests	9,735	4,880	3,141
Comprehensive income attributable to PRA Group, Inc.	$36,130	$162,040	$164,567
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2022, 2021 and 2020
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2019	45,416	$454	$67,321	$1,362,631	$(261,018)	$57,625	$1,227,013
Components of comprehensive income, net of tax:
Net income	—	—	—	149,339	—	18,403	167,742
Currency translation adjustment	—	—	—	—	35,317	(15,261)	20,056
Cash flow hedges	—	—	—	—	(20,261)	—	(20,261)
Debt securities available-for-sale	—	—	—	—	171	—	171
Distributions to noncontrolling interest	—	—	—	—	—	(30,276)	(30,276)
Contributions from noncontrolling interest	—	—	—	—	—	1,118	1,118
Vesting of restricted stock	169	2	(2)	—	—	—	—
Share-based compensation expense	—	—	14,387	—	—	—	14,387
Employee stock relinquished for payment of taxes	—	—	(3,299)	—	—	—	(3,299)
Other	—	—	(3,125)	—	—	—	(3,125)
Balance at December 31, 2020	45,585	$456	$75,282	$1,511,970	$(245,791)	$31,609	$1,373,526
Effect of change in accounting principle (1)	—	—	(26,697)	12,008	—	—	(14,689)
Balance at January 1, 2021	45,585	$456	$48,585	$1,523,978	$(245,791)	$31,609	$1,358,837
Components of comprehensive income, net of tax:
Net income	—	—	—	183,158	—	12,351	195,509
Currency translation adjustment	—	—	—	—	(48,748)	(7,471)	(56,219)
Cash flow hedges	—	—	—	—	27,978	—	27,978
Debt securities available-for-sale	—	—	—	—	(348)	—	(348)
Distributions to noncontrolling interest	—	—	—	—	—	(21,411)	(21,411)
Contributions from noncontrolling interest	—	—	—	—	—	23,413	23,413
Vesting of restricted stock	264	2	(2)	—	—	—	—
Repurchase and cancellation of common stock	(4,841)	(48)	(58,531)	(154,291)			(212,870)
Shared-based compensation expense	—	—	15,940	—	—	—	15,940
Employee stock relinquished for payment of taxes	—	—	(5,992)	—	—	—	(5,992)
Balance at December 31, 2021	41,008	$410	$—	$1,552,845	$(266,909)	$38,491	$1,324,837
Components of comprehensive income, net of tax:
Net income	—	—	—	117,147	—	851	117,998
Currency translation adjustments	—	—	—	—	(114,176)	8,884	(105,292)
Cash flow hedges	—	—	—	—	33,175	—	33,175
Debt securities available-for-sale	—	—	—	—	(16)	—	(16)
Distributions to noncontrolling interest	—	—	—	—	—	(6,691)	(6,691)
Contributions from noncontrolling interests	—	—	—	—	—	17,554	17,554
Vesting of restricted stock	303	4	(4)	—	—	—	—
Repurchase and cancellation of common stock	(2,331)	(24)	(2,399)	(96,967)	—	—	(99,390)
Share-based compensation expense	—	—	13,047	—	—	—	13,047
Employee stock relinquished for payment of taxes	—	—	(8,472)	—	—	—	(8,472)
Balance at December 31, 2022	38,980	$390	$2,172	$1,573,025	$(347,926)	$59,089	$1,286,750
(1) Refer to Note 1 for further detail.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2022, 2021 and 2020
(Amounts in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$117,998	$195,509	$167,742
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	13,047	15,940	14,387
Depreciation and amortization	15,243	15,256	18,465
Amortization of debt discount and issuance costs	10,097	9,508	21,063
Changes in expected recoveries	(168,904)	(197,904)	(69,297)
Deferred income taxes	607	6,803	(58,503)
Net unrealized foreign currency transactions	34,970	29,003	15,240
Fair value in earnings for equity securities	437	(386)	977
Other operating activities	(191)	(211)	(893)
Changes in operating assets and liabilities:
Other assets	7,096	195	(4,644)
Accounts payable	3,960	(1,323)	914
Income taxes payable, net	13,709	(30,824)	22,001
Accrued expenses	(2,449)	19,586	7,767
Other liabilities	(24,492)	23,691	6,496
Right of use assets/lease liabilities	464	82	(11)
Net cash provided by operating activities	21,592	84,925	141,704
Cash flows from investing activities:
Purchases of property and equipment, net	(13,251)	(11,212)	(17,230)
Purchases of finance receivables	(844,255)	(971,708)	(903,588)
Recoveries applied to negative allowance	974,846	1,185,954	1,037,659
Purchase of investments	(63,000)	(110,915)	(45,229)
Proceeds from sales and maturities of investments	66,113	68,904	43,391
Business acquisition, net of cash acquired	—	(647)	—
Net cash provided by investing activities	120,453	160,376	115,003
Cash flows from financing activities:
Proceeds from lines of credit	1,607,108	769,903	1,290,799
Principal payments on lines of credit	(1,598,608)	(1,163,075)	(1,557,186)
Payments on convertible senior notes	—	—	(287,442)
Proceeds from senior notes	—	350,000	300,000
Proceeds from long-term debt	—	—	55,000
Principal payments on long-term debt	(10,000)	(10,000)	(10,000)
Repurchases of common stock	(111,371)	(200,887)	—
Payments of origination costs and fees	(15,550)	(9,479)	(17,218)
Tax withholdings related to share-based payments	(8,472)	(5,992)	(3,301)
Distributions paid to noncontrolling interest	(6,691)	(21,411)	(30,276)
Contributions from noncontrolling interest	17,554	23,413	1,118
Net increase in interest-bearing deposits	4,688	4,716	9,591
Other financing activities	—	—	(3,185)
Net cash used in financing activities	(121,342)	(262,812)	(252,100)
Effect of exchange rate on cash	(25,017)	(14,464)	(7,367)
Net decrease cash and cash equivalents	(4,314)	(31,975)	(2,760)
Cash and cash equivalents, beginning of the year	89,072	121,047	123,807
Cash and cash equivalents, end of year	$84,758	$89,072	$121,047
Supplemental disclosure of cash flow information:
Cash paid for interest	$116,932	$112,277	$117,986
Cash paid for income taxes	21,860	77,817	80,856
Cash, cash equivalents and restricted cash reconciliation:
Cash, cash equivalents per Consolidated Balance Sheets	$83,376	$87,584	$108,613
Restricted cash included in Other Assets per Consolidated Balance Sheets	1,382	1,488	12,434
Total cash, cash equivalents and restricted cash	$84,758	$89,072	$121,047

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
Change in accounting principle: Beginning January 1, 2021, the Company implemented Accounting Standards Update ("ASU") 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06") using a modified retrospective method.
Reclassification of prior year presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. Fee income is now included within Other revenue on the Consolidated Income Statements.
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
Foreign currency: Assets and liabilities have been translated to the reporting currency using the exchange rates in effect on the Consolidated Balance Sheets dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of international subsidiaries are recorded in Accumulated other comprehensive (loss)/income in the accompanying Consolidated Statements of Changes in Equity.
Segments: The Company has determined that it has two operating segments that meet the aggregation criteria of Accounting Standards Codification ("ASC") 280, Segment Reporting ("ASC 280"), and, therefore, it has one reportable segment, accounts receivable management. This conclusion is based on similarities among the operating segments, including economic characteristics, the nature of the products and services, the nature of the production processes, the types or classes of customers for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Revenues and long-lived assets by geographical location: Revenue for the years ended December 31, 2022, 2021 and 2020, and long-lived assets held at December 31, 2022 and 2021, both for the U.S., the Company's country of domicile, and outside of the U.S. were (amounts in thousands):

	2022	2021	2020	2022	2021
	Revenues (2)			Long-Lived Assets
United States	$520,747	$651,991	$677,234	$79,865	$87,881
United Kingdom	181,725	175,383	132,749	12,141	7,264
Others (1)	264,052	268,358	255,431	14,145	16,081
Total	$966,524	$1,095,732	$1,065,414	$106,151	$111,226
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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

The measurement of expected recoveries is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Development of the Company’s forecasts rely on both quantitative and qualitative factors. Qualitative factors can include both external and internal information and consider management’s view on available facts and circumstances at each reporting period. More specifically, external factors that may have an impact on the collectability, and subsequently on the overall profitability of acquired portfolios of nonperforming loans, would include new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of acquired portfolios of nonperforming loans, would include necessary revisions to initial and post-acquisition operational scoring and modeling estimates, operational activities, expected impact of operational strategies and changes in productivity related to turnover and tenure of the Company's collection staff.

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
Fee income recognition: The Company recognizes revenue from its class action claims recovery services when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the amount is fixed or determinable, and collectability is reasonably assured. This revenue is included within Other revenue in the Company's Consolidated Income Statements.
Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost. Maintenance and repairs are expensed as incurred. Property and equipment are depreciated over their useful lives using the straight-line method of depreciation. Software and computer equipment are generally amortized or depreciated over three to five years. Furniture and fixtures are depreciated over ten years. Equipment is depreciated over five years. Leasehold improvements are depreciated over the remaining term of the lease. Building improvements are depreciated straight-line over ten to 39 years. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the Company's Consolidated Income Statements.
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
Convertible Notes: The Company has outstanding 3.50% Convertible Notes due 2023 (the "2023 Notes" or "Convertible Notes") which are accounted for as a single liability measured at amortized cost. See Note 6 for additional information.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The Company, establishes a valuation allowance in the period in which it determines that part or all of the deferred tax asset is not realizable. If the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings.
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
All of the Company's outstanding derivative financial instruments are recognized in the balance sheet at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Changes in the fair values of instruments designated to reduce or eliminate adverse fluctuations in the fair values of recognized assets and liabilities and unrecognized firm commitments are reported in earnings along with changes in the fair values of the hedged items. Changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of Accumulated other comprehensive loss. Amounts in Accumulated other comprehensive loss are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported in earnings. The Company realizes gains and losses from derivative instruments in the same financial statement line item as the hedged item/forecasted transaction. Changes in unrealized gains and losses for derivatives not designated in a hedge accounting relationship are recorded directly in earnings each period and are also recorded in the same financial statement line item as the hedged item or forecasted transaction. Cash flows from the settlement of derivatives, including both economic hedges and those designated in hedge accounting relationships, appear in the Consolidated Statements of Cash Flows in the same categories as the cash flows of the hedged item.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
Recent accounting pronouncements:
Recently issued accounting standards adopted:
Reference Rate Reform
In January 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-01, "Reference Rate Reform (Topic 848): Overall" ("ASU 2021-01"). ASU 2021-01 expands the scope of Reference Rate Reform ("ASC 848") to include derivatives affected by the discounting transition for certain optional expedients and exceptions. ASU 2021-01 was effective immediately for a limited time through December 31, 2022. The Company assessed whether amendments and modifications to its swap agreements and borrowing agreements qualify for any optional expedients. During the first quarter of 2022, the Company elected certain optional expedients under ASC 848 to maintain cash flow hedge accounting for swap agreements with a combined notional amount of $422.8 million after interest rate swaps that were indexed to the Gross Domestic Product ("GDP") London Inter-Bank Offer Rate ("LIBOR") converted to the Sterling Overnight Index Average ("SONIA"), effective January 1, 2022. In the second quarter of 2022, the Company exited the relief provisions under ASC 848 after updating the hedged risk on these cash flow hedges to reflect SONIA-based cash flows expected to occur under the United Kingdom ("UK") Credit Agreement.
In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date ("ASU 2022-06"). ASU 2022-06 defers the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
Recently issued accounting standards not yet adopted:
The Company does not expect that any other recently issued accounting pronouncements will have a material effect on its Consolidated Financial Statements.
2. Finance Receivables, net:
Finance receivables, net consisted of the following at December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,295,008	3,428,285
Balance at end of year	$3,295,008	$3,428,285

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in the negative allowance for expected recoveries by portfolio segment for the years ended December 31, 2022 and 2021 were as follows (amounts in thousands):

	2022
	Core	Insolvency	Total
Balance at beginning of year	$2,989,932	$438,353	$3,428,285
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	771,977	78,019	849,996
Foreign currency translation adjustment	(156,795)	(20,536)	(177,331)
Recoveries applied to negative allowance (2)	(795,489)	(179,357)	(974,846)
Changes in expected recoveries (3)	126,582	42,322	168,904
Balance at end of year	$2,936,207	$358,801	$3,295,008

	2021
	Core	Insolvency	Total
Balance at beginning of year	$3,019,477	$495,311	$3,514,788
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	863,379	108,901	972,280
Foreign currency translation adjustment	(68,544)	(2,189)	(70,733)
Recoveries applied to negative allowance (2)	(1,002,400)	(183,554)	(1,185,954)
Changes in expected recoveries (3)	178,020	19,884	197,904
Balance at end of year	$2,989,932	$438,353	$3,428,285
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the years ended December 31, 2022 and 2021 were as follows (amounts in thousands):

	2022
	Core	Insolvency	Total
Face value	$5,174,974	$455,644	$5,630,618
Noncredit discount	(541,686)	(28,279)	(569,965)
Allowance for credit losses at acquisition	(3,861,311)	(349,346)	(4,210,657)
Purchase price	$771,977	$78,019	$849,996

	2021
	Core	Insolvency	Total
Face value	$5,917,827	$508,868	$6,426,695
Noncredit discount	(696,983)	(37,202)	(734,185)
Allowance for credit losses at acquisition	(4,357,465)	(362,765)	(4,720,230)
Purchase price	$863,379	$108,901	$972,280
The initial negative allowance recorded on portfolio acquisitions for the years ended December 31, 2022 and 2021 were as follows (amounts in thousands):

	2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(3,861,311)	$(349,346)	$(4,210,657)
Writeoffs, net	3,861,311	349,346	4,210,657
Expected recoveries	771,977	78,019	849,996
Initial negative allowance for expected recoveries	$771,977	$78,019	$849,996

PRA Group, Inc.
Notes to Consolidated Financial Statements

	2021
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(4,357,465)	$(362,765)	$(4,720,230)
Writeoffs, net	4,357,465	362,765	4,720,230
Expected recoveries	863,379	108,901	972,280
Initial negative allowance for expected recoveries	$863,379	$108,901	$972,280
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the years ended December 31, 2022 and 2021 were as follows (amounts in thousands):

	2022
	Core	Insolvency	Total
Recoveries (a)	$1,521,504	$225,657	$1,747,161
Less - amounts reclassified to portfolio income	726,015	46,300	772,315
Recoveries applied to negative allowance	$795,489	$179,357	$974,846

	2021
	Core	Insolvency	Total
Recoveries (a)	$1,818,635	$242,646	$2,061,281
Less - amounts reclassified to portfolio income	816,235	59,092	875,327
Recoveries applied to negative allowance	$1,002,400	$183,554	$1,185,954
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries for the years ended December 31, 2022 and 2021 were as follows (amounts in thousands):

	2022
	Core	Insolvency	Total
Changes in expected future recoveries	$48,806	$13,405	$62,211
Recoveries received in excess of forecast	77,776	28,917	106,693
Changes in expected recoveries	$126,582	$42,322	$168,904

	2021
	Core	Insolvency	Total
Changes in expected future recoveries	$(35,432)	$(16,816)	$(52,248)
Recoveries received in excess of forecast	213,452	36,700	250,152
Changes in expected recoveries	$178,020	$19,884	$197,904
In order to estimate future cash collections, the Company considered historical performance, current economic forecasts, short-term and long-term growth and consumer habits in the various geographies in which the Company operates. The Company considered recent collection activity in its determination to adjust assumptions related to ERC for certain pools. Based on these considerations, the Company’s estimates incorporate changes in both amounts and in the timing of expected cash collections over the forecast period.
For the year ended December 31, 2022, Changes in expected recoveries were a net positive $168.9 million. The changes were the net result of recoveries received in excess of forecast of $106.7 million reflecting cash collections overperformance during the year and a $62.2 million net positive adjustment to changes in expected future recoveries. The changes in expected

PRA Group, Inc.
Notes to Consolidated Financial Statements
future recoveries reflects the Company's assessment of certain pools, where continued strong performance has resulted in a net increase to the Company's forecasted ERC.
For the year ended December 31, 2021, Changes in expected recoveries were a net positive $197.9 million. The changes were the net result of recoveries received in excess of forecast of $250.2 million from significant cash collections overperformance during 2021 reduced by a $52.2 million net negative adjustment to changes in expected future recoveries. The changes in expected future recoveries included the Company's assumption that the majority of the overperformance was due to acceleration of future collections. The Company also increased near-term expected collections in certain geographies to reflect performance trends in collections, and made corresponding reductions later in the forecast period.

3. Investments:
Investments consisted of the following at December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Debt securities
Available-for-sale	$66,813	$77,538
Equity securities
Exchange traded funds	—	1,746
Private equity funds	4,373	5,137
Mutual funds	—	508
Equity method investments	8,762	8,048
Total investments	$79,948	$92,977
Debt Securities
Available-for-Sale
Government securities: The Company's investments in government instruments, including bonds and treasury securities, are classified as available-for-sale and are stated at fair value. As of December 31, 2022, maturities for these securities are $62.5 million due within one year and $4.3 million due within one to five years.
The amortized cost and estimated fair value of investments in debt securities at December 31, 2022 and 2021 were as follows (amounts in thousands):

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$67,049	$1	$237	$66,813

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$77,757	$—	$219	$77,538
Equity Securities
Exchange traded funds: The Company invested in treasury bill exchange traded funds, which were accounted for as equity securities and carried at fair value. Gains and losses from these investments are included within Other income and (expense) in the Company's Consolidated Income Statements. The Company sold the majority of its investment in these funds in the third quarter of 2021 and its remaining investment in the third quarter of 2022.
Private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 1% interest.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Mutual funds: Mutual funds represented funds held in Brazil in a Brazilian real denominated mutual fund benchmarked to the U.S. dollar that invests primarily in Brazilian fixed income securities. The investments were carried at fair value based on quoted market prices. Gains and losses from these investments are included as a foreign exchange component of Other income and (expense) in the Company's Consolidated Income Statements. The Company sold its investment in these funds in the fourth quarter of 2022.
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
4. Leases:
The Company leases office space and equipment under operating leases. The components of lease expense for the years ended December 31, 2022 and 2021 were as follows (amounts in thousands):

	2022	2021
Operating lease expense	$11,981	$12,256
Short-term lease expense	2,374	2,986
Sublease income	(486)	(196)
Total lease expense	$13,869	$15,046
Supplemental cash flow information and non-cash activity related to leases for the years ended December 31, 2022 and 2021 were as follows (amounts in thousands):

	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$11,852	$12,034

ROU assets obtained in exchange for operating lease obligations	$8,882	$13,525
Lease term and discount rate information related to operating leases were as follows:

	2022	2021
Weighted-average remaining lease terms (years)	8.0	8.6

Weighted-average discount rate	4.5%	4.5%
Maturities of lease liabilities at December 31, 2022, are as follows for the years ending December 31, (amounts in thousands):

Operating Leases
2023	$10,827
2024	10,086
2025	9,845
2026	8,740
2027	5,905
Thereafter	25,725
Total lease payments	71,128
Less: imputed interest	11,744
Total present value of lease liabilities	$59,384

PRA Group, Inc.
Notes to Consolidated Financial Statements
5. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed an annual review of goodwill as of October 1, 2022 and concluded that no goodwill impairment was necessary.
The changes in goodwill for the years ended December 31, 2022 and 2021 were as follows (amounts in thousands):

	2022	2021
Balance at beginning of year	$480,263	$492,989
Change in foreign currency translation adjustment	(44,342)	(12,726)
Balance at end of year	$435,921	$480,263
6. Borrowings:
The Company's borrowings consisted of the following as of December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Americas revolving credit (1)	$186,867	$372,119
UK revolving credit	453,528	—
Europe revolving credit	419,856	795,687
Term loan	450,000	460,000
Senior Notes	650,000	650,000
Convertible Notes	345,000	345,000
	2,505,251	2,622,806
Less: Debt discount and issuance costs	(10,393)	(14,092)
Total	$2,494,858	$2,608,714
(1) Includes the North American revolving credit facility and an unsecured credit agreement with Banco de Occidente (the "Colombian revolving credit facility"). As of December 31, 2022 and 2021, the outstanding balance under the Colombian revolving credit facility was approximately $0.5 million and $0.9 million, respectively.
The following principal payments are due on the Company's borrowings at December 31, 2022 for the years ending December 31, (amounts in thousands):

2023	$355,251
2024	10,251
2025	310,000
2026	1,059,893
2027	419,856
Thereafter	350,000
Total	$2,505,251
The Company determined that it was in compliance with the covenants of its financing arrangements as of December 31, 2022.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian Administrative Agent, and a syndicate of lenders named therein (the "North American Credit Agreement"). The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $450.0 million term loan, (ii) a $1.0 billion domestic revolving credit facility and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lender) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at

PRA Group, Inc.
Notes to Consolidated Financial Statements
the option of the Company, at either the base rate, Canadian Dollar Offered Rate, or the Eurodollar rate for the applicable term plus 2.25% per annum, or 2.00% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0. The revolving loans within the credit facilities are subject to a 0% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0, payable quarterly in arrears. The North American Credit Agreement matures on July 30, 2026. As of December 31, 2022, the unused portion of the North American Credit Agreement was $888.6 million. Considering borrowing base calculations as of December 31, 2022, the amount available to be drawn was $190.9 million.
Borrowings under the North American Credit Agreement are guaranteed by the Company's U.S. and Canadian subsidiaries (provided that the Canadian subsidiary only guarantees borrowings under the Canadian revolving credit facility) and are secured by a first priority lien on substantially all of the Company's North American assets. The North American Credit Agreement contains event of default and restrictive covenants, including the following:
•the ERC borrowing base is 35% for all eligible Core asset pools and 55% for all Insolvency eligible asset pools;
•the Company's consolidated total leverage ratio not to exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter;
•subject to no default or event of default, cash dividends and distributions during any fiscal year cannot exceed $20.0 million; and
•the Company must maintain positive consolidated income from operations during any fiscal quarter.
The outstanding balances and weighted average interest rates by type of borrowing under the credit facility as of December 31, 2022 and 2021 were as follows (dollar amounts in thousands):

	2022		2021
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$450,000	6.38%	$460,000	2.10%
Revolving credit facilities	186,365	6.33	371,220	2.14
UK Revolving Credit Facility
On April 1, 2022, PRA Group Europe Holding I S.a r.l ("PRA Group Europe"), a wholly owned subsidiary of the Company, entered into a credit agreement (the "UK Credit Agreement") with PRA Group UK Limited ("PRA UK") and the Company, as guarantors, the lenders party thereto and MUFG Bank, Ltd., London Branch, as the administrative agent (the "Administrative Agent").
The UK Credit Agreement consists of an $800.0 million revolving credit facility (subject to a borrowing base), and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions. Borrowings, which are available in U.S. dollars, euro and pounds sterling, will accrue interest, for the applicable term at the risk free rate applicable to U.S. dollars (Secured Overnight Financing Rate) or sterling (SONIA) or, in the case of euro borrowings, Euribor plus an applicable margin of 2.50% per annum plus a credit adjustment spread of 0.10%. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the applicable margin will increase to 2.75%. The UK Credit Agreement also has a commitment fee of 0.30% per annum, payable quarterly in arrears. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the commitment fee increases to 0.35% per annum. The UK Credit Agreement matures on July 30, 2026. As of December 31, 2022, the unused portion of the UK Credit Agreement was $346.5 million. Considering borrowing base restrictions, as of December 31, 2022, the amount available to be drawn under the UK Credit Agreement was $105.4 million.
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
•the Company's consolidated leverage ratio not to exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter; and
•the Company must maintain positive consolidated income from operations during any fiscal quarter.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The outstanding balance and weighted average interest rate by type of borrowing under the UK Credit Agreement as of December 31, 2022 were as follows (dollar amounts in thousands):

	2022
	Amount Outstanding	Weighted Average Interest Rate
Revolving credit facility	$453,528	5.54%
European Revolving Credit Facility
On November 23, 2022, the Company's wholly-owned subsidiary, PRA Group Europe Holding S.a r.l. ("PRA Group Europe Holding"), and its Swiss Branch, PRA Group Europe Holding S.à r.l. ("PRA Group Holding"), Luxembourg, Zug Branch (together, the "Borrowers"), along with certain of its affiliates and the Company, as guarantors, replaced the prior $750.0 million multicurrency revolving credit agreement (the "Prior Facility Agreement") with a €730.0 million revolving credit facility (the "European Credit Agreement") with the lenders party thereto and DNB Bank ASA as facility agent and security agent (the "Agent").
The European Credit Agreement provides borrowings for an aggregate amount of approximately €730.0 million (subject to the borrowing base) and an uncommitted accordion feature for up to €500.0 million, subject to certain conditions. Borrowings, which will be available in euro, Norwegian krone, Danish krone, Swedish krona, and Polish zloty, accrues interest at the Interbank Offered Rate plus 2.80% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bears an unused line fee, currently 1.085% per annum, or 35% of the margin, is subject to a 0% floor, is payable monthly in arrears and matures November 23, 2027. Additionally, the Company has a separate agreement with the Agent, for an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the facility agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears and matures November 23, 2027. As of December 31, 2022, the unused portion of the European Credit Agreement (including the overdraft facility) was $401.1 million. Considering borrowing base restrictions and other covenants as of December 31, 2022, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $168.5 million.
The European Credit Agreement is secured by a first perfected security interest in all of the equity interests in certain operating subsidiaries of the Borrowers, certain intercompany loans and certain shareholder loans extended by the Company to the Borrowers. Further, the Company guarantees all obligations and liabilities under the European Credit Facility. The European Credit Agreement contains event of default and restrictive covenants including the following:
•the ERC Ratio cannot exceed 45%;
•the Company's consolidated total leverage ratio not to exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio not to exceed 2.25 to 1.0 as of the end of any fiscal quarter;
•the Company must maintain positive consolidated income from operations at the end of any fiscal quarter;
•interest bearing deposits in AK Nordic AB cannot exceed SEK 1.2 billion; and
•PRA Europe's cash collections must meet certain thresholds, measured on a quarterly basis.
The outstanding balances and weighted average interest rates by type of borrowing under the European Credit Agreement and the Prior Facility Credit Agreement as of December 31, 2022 and 2021, respectively, were as follows (dollar amounts in thousands):

	2022		2021
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Revolving credit facilities	$419,856	5.94%	$795,687	3.48%
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
In addition, on or before October 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price of 105.00% plus accrued and unpaid interest, subject to the rights of holders of the 2029 Notes, with the net cash proceeds of a public offering of common stock of the Company, provided, that at least 60% in aggregate principal amount of the 2029 Notes remains outstanding immediately after the occurrence of such redemption and that such redemption will occur within 90 days of the date of the closing of such public offering.
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
In the event of a change of control, the Company must offer to repurchase all of the 2025 Notes (unless otherwise redeemed) at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the 2025 Notes at 100% of their principal amount plus accrued and unpaid interest.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
On or after March 1, 2023, the 2023 Notes will be convertible at any time. As of December 31, 2022, the Company does not believe that any of the conditions allowing holders of the 2023 Notes to convert their notes has occurred.
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
The balances of the liability component of the Company's Convertible Notes outstanding as of December 31, 2022 and 2021 were as follows (amounts in thousands):

	2022	2021
Liability component - principal amount	$345,000	$345,000
Unamortized debt issuance costs	(748)	(2,476)
Liability component - net carrying amount	$344,252	$342,524
The Company amortizes debt issuance costs over the life of the debt using an effective interest rate of 4.00%.
Interest expense related to the Company's Convertible Notes for the years ended December 31, 2022, 2021 and 2020 was as follows (amounts in thousands):

	2022	2021	2020 (1)
Interest expense - stated coupon rate	$12,075	$12,075	$17,064
Interest expense - amortization of debt discount	—	—	10,811
Interest expense - amortization of debt issuance costs	1,727	1,660	1,989
Total interest expense - Convertible Notes	$13,802	$13,735	$29,864
(1) 2020 amounts include interest expense related to the Company's 3.00% Convertible Senior Notes due August 1, 2020, which were repaid in the third quarter of 2020.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Interest Expense, net
The Company incurs interest expense on its borrowings, interest-bearing deposits, and interest rate derivative agreements. The Company earns interest income on certain of its cash and cash equivalents, restricted cash and its interest rate derivative agreements. Interest expense, net, was as follows for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	2022	2021	2020
Interest expense	$132,905	$125,231	$142,727
Interest income	(2,228)	(1,088)	(1,015)
Interest expense, net	$130,677	$124,143	$141,712
7. Property and Equipment, net:
Property and equipment, at cost, consisted of the following as of December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Software	$71,775	$69,549
Computer equipment	24,685	25,457
Furniture and fixtures	17,751	20,034
Equipment	15,819	15,297
Leasehold improvements	22,486	17,606
Building and improvements	19,931	19,456
Land	1,407	1,407
Accumulated depreciation	(123,141)	(117,420)
Assets in process	932	3,127
Property and equipment, net	$51,645	$54,513
Depreciation expense relating to property and equipment for the years ended December 31, 2022, 2021 and 2020 was $14.9 million, $15.1 million and $15.6 million, respectively.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The carrying amounts in the table were recorded in the Consolidated Balance Sheets at December 31, 2022 and 2021 (amounts in thousands):

	2022		2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$83,376	$83,376	$87,584	$87,584
Finance receivables, net	3,295,008	3,167,813	3,428,285	3,317,658
Financial liabilities:
Interest-bearing deposits	112,992	112,992	124,623	124,623
Revolving lines of credit	1,060,251	1,060,251	1,167,806	1,167,806
Term loan	450,000	450,000	460,000	460,000
Senior Notes	650,000	580,433	650,000	673,366
Convertible Notes	345,000	341,926	345,000	406,607
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following table are measured at fair value on a recurring basis in the accompanying Consolidated Balance Sheets at December 31, 2022 and 2021 (amounts in thousands):

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$66,813	$—	$—	$66,813
Derivative contracts (recorded in Other assets)	—	37,792	—	37,792
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	19,120	—	19,120

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$77,538	$—	$—	$77,538
Exchange traded funds	1,746	—	—	1,746
Mutual funds	508	—	—	508
Derivative contracts (recorded in Other assets)	—	9,785	—	9,785
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	25,978	—	25,978
Government securities: Fair value of the Company's investment in government instruments is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Exchange traded funds: Fair value of the Company's investment in exchange traded funds was estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Mutual funds: Fair value of the Company's investment in mutual funds was estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Derivative contracts: The estimated fair value of the derivative contracts is determined using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses Level 2 inputs for its fair value estimates.
Investments measured using net asset value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities including single-family residential debt; corporate debt products; and financially-oriented, real estate-rich and other operating companies in the Americas, Western Europe, and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the NAV practical expedient was $4.4 million and $5.1 million as of December 31, 2022 and December 31, 2021, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
9. Derivatives:
The following table summarizes the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of December 31, 2022 and 2021 (amounts in thousands):

	2022		2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$37,305	Other assets	$6,251
Interest rate contracts	Other liabilities	—	Other liabilities	14,879
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	487	Other assets	3,534
Foreign currency contracts	Other liabilities	19,120	Other liabilities	11,099
Derivatives Designated as Hedging Instruments:
Changes in the fair value of derivative contracts designated as cash flow hedging instruments are recognized in OCI. As of December 31, 2022 and 2021, the notional amount of interest rate contracts designated as cash flow hedging instruments was $719.7 million and $869.1 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remained highly effective at December 31, 2022 and have initial terms of one to three years. The Company estimates that approximately $14.9 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months.
The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	Gain or (loss) recognized in OCI, net of tax
Derivatives designated as cash flow hedging instruments	2022	2021	2020
Interest rate contracts	$32,650	$17,961	$(28,101)

	Gain or (loss) reclassified from OCI into income
Location of gain or (loss) reclassified from OCI into income	2022	2021	2020
Interest expense, net	$(976)	$(12,722)	$(10,027)
Derivatives Not Designated as Hedging Instruments:
The Company enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of December 31, 2022 and December 31, 2021, the notional amount of foreign currency contracts that are not designated as hedging instruments was $460.8 million and $1,061.7 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company’s Consolidated Income Statements for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

		Amount of gain or (loss) recognized in income
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2022	2021	2020
Foreign currency contracts	Foreign exchange gain/(loss), net	$38,808	$12,160	$24,009
Foreign currency contracts	Interest expense, net	(364)	406	(2,475)

PRA Group, Inc.
Notes to Consolidated Financial Statements
10. Accumulated Other Comprehensive Loss:
Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2022 and 2021 were as follows (amounts in thousands):

Gains and (losses) on cash flow hedges	2022	2021	Affected line in the Consolidated Income Statements
Interest rate swaps	$(976)	$(12,722)	Interest expense, net
Income tax effect of item above	451	2,705	Income tax expense
Total losses on cash flow hedges	$(525)	$(10,017)
Changes in accumulated other comprehensive loss by component after tax, for the years ended December 31, 2022, 2021 and 2020 were as follows (amounts in thousands):

	Debt Securities Available for Sale	Cash Flow Hedges	Currency Translation Adjustment	Accumulated Other Comprehensive Loss [1]
Balance at December 31, 2019	$(44)	$(13,088)	$(247,886)	$(261,018)
Other comprehensive gain/(loss) before reclassifications	171	(28,101)	35,317	7,387
Reclassifications, net	—	7,840	—	7,840
Net current period other comprehensive gain/(loss)	171	(20,261)	35,317	15,227
Balance at December 31, 2020	$127	$(33,349)	$(212,569)	$(245,791)
Other comprehensive (loss)/gain before reclassifications	(348)	17,961	(48,748)	(31,135)
Reclassifications, net	—	10,017	—	10,017
Net current period other comprehensive (loss)/gain	(348)	27,978	(48,748)	(21,118)
Balance at December 31, 2021	$(221)	$(5,371)	$(261,317)	$(266,909)
Other comprehensive (loss)/gain before reclassifications	(16)	32,650	(114,176)	(81,542)
Reclassifications, net	—	525	—	525
Net current period other comprehensive (loss)/gain	(16)	33,175	(114,176)	(81,017)
Balance at December 31, 2022	$(237)	$27,804	$(375,493)	$(347,926)
(1) For the years ended December 31, 2022, 2021 and 2020, net deferred taxes for unrealized (losses)/gains from cash flow hedges were $(9.2) million, $(3.1) million and $9.2 million, respectively.
11. Share-Based Compensation:
The Company has a stockholder approved Omnibus Incentive Plan (the "Plan") that is intended to assist the Company in attracting and retaining selected individuals to serve as employees and directors, who are expected to contribute to the Company's success and to achieve long-term objectives that will benefit stockholders of the Company. The Plan enables the Company to award shares of the Company's common stock to select employees and directors, not to exceed 4,300,000 shares less one share for every one share granted under the 2013 Omnibus Incentive Plan after December 31, 2022.
Total share-based compensation expense was $13.0 million, $15.9 million and $14.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognizes all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. The total tax benefit realized from share-based compensation was approximately $6.0 million, $3.9 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Nonvested Shares
As of December 31, 2022, total future compensation expense related to nonvested share grants to individual employee plans and directors (not including nonvested shares granted under the Long-Term Incentive ("LTI") program discussed below), is estimated to be $14.4 million with a weighted average remaining life of 1.5 years. For these shares, the Company assumed no forfeiture rates, ratable vesting over one to three years and expense recognition over their vesting period.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following summarizes all nonvested share activity, excluding those pursuant to the LTI program, from December 31, 2019 through December 31, 2022 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
Balance at December 31, 2019	532	$30.97
Granted	256	38.69
Vested	(219)	31.56
Canceled	(14)	33.95
Balance at December 31, 2020	555	34.23
Granted	312	38.14
Vested	(320)	33.80
Canceled	(37)	36.06
Balance at December 31, 2021	510	36.76
Granted	351	41.64
Vested	(269)	35.41
Canceled	(36)	40.85
Balance at December 31, 2022	556	$40.23
The total grant date fair value of shares vested, excluding those granted under the LTI program, during the years ended December 31, 2022, 2021 and 2020, was $9.5 million, $10.8 million and $6.9 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance-based nonvested shares. All shares granted under the LTI program were granted to key employees of the Company.
The following table summarizes all LTI share activity from December 31, 2019 through December 31, 2022 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
Balance at December 31, 2019	447	$33.03
Granted at target level	118	39.04
Adjustments for actual performance	(131)	34.44
Vested	(36)	33.50
Canceled	(6)	33.77
Balance at December 31, 2020	392	34.30
Granted at target level	148	37.45
Adjustments for actual performance	(10)	39.40
Vested	(99)	39.40
Canceled	(24)	35.31
Balance at December 31, 2021	407	34.01
Granted at target level	127	44.90
Adjustments for actual performance	64	28.28
Vested	(222)	28.28
Canceled	(21)	40.45
Balance at December 31, 2022	355	$40.07
The total grant date fair value of LTI shares vested during the years ended December 31, 2022, 2021 and 2020, was $6.3 million, $3.9 million and $1.2 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
At December 31, 2022, total future compensation expense, assuming the current estimated performance levels are achieved, related to nonvested shares granted under the LTI program is estimated to be approximately $3.8 million. The Company assumed a 5.0% forfeiture rate for these grants and the remaining shares have a weighted average remaining life of 1.2 years at December 31, 2022.
12. Earnings per Share:
Basic EPS are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the conversion spread of the Convertible Notes and nonvested share awards, if they are dilutive. There has been no dilutive effect of the Convertible Notes since issuance through December 31, 2022. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
On February 25, 2022, the Company completed its $230.0 million share repurchase program and the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its outstanding common stock. During the year ended December 31, 2022, the Company repurchased 2,331,364 shares of its common stock for approximately $99.4 million, at an average price of $42.63 per share. The Company's practice is to retire the shares it repurchases.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands, except per share amounts):

	2022			2021			2020
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$117,147	39,638	$2.96	$183,158	44,960	$4.07	$149,339	45,540	$3.28
Dilutive effect of nonvested share awards	—	250	(0.02)	—	370	(0.03)	—	320	(0.02)
Diluted EPS	$117,147	39,888	$2.94	$183,158	45,330	$4.04	$149,339	45,860	$3.26
There were no options outstanding, antidilutive or otherwise, as of December 31, 2022, 2021 and 2020.
13. Income Taxes:
The Company recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Current tax expense represents our estimated taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions. Under U.S. GAAP, the Company made an accounting policy election to treat the U.S. taxes due related to the global intangible low-taxed income ("GILTI") as a current-period expense when incurred. Deferred tax expenses are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The income tax expense recognized for the years ended December 31, 2022, 2021 and 2020 was comprised of the following (amounts in thousands):

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Federal	State	International	Total
For the year ended December 31, 2022:
Current tax expense	$8,797	$385	$26,998	$36,180
Deferred tax (benefit)/expense	(2,848)	(386)	3,841	607
Total income tax expense	$5,949	$(1)	$30,839	$36,787

For the year ended December 31, 2021:
Current tax expense	$30,659	$5,397	$11,958	$48,014
Deferred tax benefit	(3,056)	(323)	10,182	6,803
Total income tax expense	$27,603	$5,074	$22,140	$54,817

For the year ended December 31, 2020:
Current tax expense	$48,223	$12,416	$39,067	$99,706
Deferred tax benefit	(32,699)	(8,921)	(16,883)	(58,503)
Total income tax expense	$15,524	$3,495	$22,184	$41,203
A reconciliation of the Company's expected tax expense at the U.S. statutory federal tax rate to actual tax expense/(benefit) for the years ended December 31, 2022, 2021 and 2020 was as follows (amounts in thousands):

	2022	2021	2020
Income tax expense at statutory federal rates	$32,505	$52,568	$43,878
State tax expense, net of federal tax benefit	(18)	4,303	2,449
Tax impact on international earnings, excluding uncertain tax positions	1,175	(4,449)	(29,992)
Uncertain tax positions on international earnings	—	—	23,917
Nondeductible compensation	3,025	2,212	—
Other	100	183	951
Total income tax expense	$36,787	$54,817	$41,203
The Company recognized a net deferred tax asset of $14.0 million and $31.1 million as of December 31, 2022 and 2021, respectively. A valuation allowance for deferred tax assets is recognized and charged to earnings in the period if it is determined that it is more likely than not that the deferred tax asset will not be realized. If the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would have to be reversed, resulting in a positive adjustment to earnings in the period such determination was made. The determination for a valuation allowance is made on a jurisdiction-by-jurisdiction basis. The components of the net deferred tax were as follows (amounts in thousands):

PRA Group, Inc.
Notes to Consolidated Financial Statements

	2022	2021
Deferred tax assets:
Employee compensation	$5,177	$8,609
Net operating loss carryforward	126,549	121,035
Interest	11,042	10,160
Finance receivable revenue recognition - international	—	2,351
Lease liability	10,667	11,811
Other	—	4,873
Valuation allowance	(68,929)	(75,375)
Total deferred tax asset	84,506	83,464
Deferred tax liabilities:
Property and equipment	(4,178)	(5,075)
Intangible assets and goodwill	(5,118)	(4,185)
ROU asset	(9,731)	(10,884)
Finance receivable revenue recognition - international	(12,074)	—
Finance receivable revenue recognition - domestic	(27,181)	(32,189)
Other	(12,234)	—
Total deferred tax liability	(70,516)	(52,333)
Net deferred tax asset	$13,990	$31,131
At December 31, 2022 and 2021, the valuation allowance, relating mainly to net operating losses, capital losses and deferred interest expense in Norway, Poland, Luxembourg, Sweden and Switzerland was $68.9 million and $75.4 million, respectively. The decrease in the valuation allowance is primarily related to the recognition of net operating losses in Luxembourg. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.
The Company's non-U.S. subsidiaries had $513.2 million and $514.4 million of net operating loss carryforwards as of December 31, 2022 and 2021, respectively. There are $282.4 million and $276.6 million of valuation allowances recorded to offset those losses as of December 31, 2022 and 2021, respectively. The net operating losses do not expire under most local laws and the remaining jurisdictions allow for a seven to 20 year carryforward period.
As of December 31, 2022, the cumulative unremitted earnings of the Company's international subsidiaries were approximately $159.8 million. The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations and, therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings.
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under ASC 740, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination.
The balance for unrecognized tax benefits (before tax effect) at December 31, 2022 and 2021, was $101.7 million and $114.3 million, respectively. The tax impact of the unrecognized tax benefits recorded in 2022 are included in the provision for income taxes. The following is a reconciliation of gross unrecognized tax benefits for the year ended December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Balance at beginning of year	$114,294	$110,425
(Deductions)/additions, based on tax positions related to prior year (1)	(12,591)	3,869
Balance at end of year	$101,703	$114,294
(1) The 2022 deductions relate to international transactions, primarily due to foreign exchange rate fluctuations.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The total amount of after-tax unrecognized tax benefits at December 31, 2022, that, if recognized, would affect the effective tax rate was $19.7 million.
During the year ended December 31, 2022, the Company accrued potential interest of $1.5 million and penalties of $1.5 million related to unrecognized tax benefits. During the next 12 months it is possible that international tax reserves will be reduced for audit settlements. At this time, the Company is unable to predict the outcome of these audits. At December 31, 2022, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2014 and subsequent years.
14. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with each of its U.S. executive officers, which expire on December 31, 2023. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company's overall performance against its short and long-term financial and strategic objectives. The agreements also contain confidentiality and non-compete provisions. As of December 31, 2022, estimated future compensation under these agreements was approximately $6.8 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $6.8 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at December 31, 2022 was approximately $792.2 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at December 31, 2022, where the range of loss can be estimated, was not material.

PRA Group, Inc.
Notes to Consolidated Financial Statements
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities. The Company has not recorded any potential recoveries under the Company's insurance policies or third-party indemnities as of December 31, 2022.
The matters described below fall outside of the normal parameters of the Company's routine legal proceedings.
Consumer Financial Protection Bureau ("CFPB") Investigation
In response to requests and civil investigative demands from the CFPB, the Company has provided certain documents and data regarding its debt collection practices to the CFPB. In December 2020, the CFPB advised the Company that the CFPB believes the Company may have violated certain provisions of the Company's Consent Order with the CFPB and applicable law and provided the Company with the opportunity to respond. The Company has discussed with the CFPB the possible resolution of the investigation. During the Company's discussions with the CFPB, the CFPB has taken positions with which the Company disagrees, including positions related to penalties, restitution and/or the adoption of new practices in the conduct of the Company's business. At this time, the Company believes accruals recorded reflect the anticipated outcome of the investigation.
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
Iris Pounds v. Portfolio Recovery Associates, LLC
On November 21, 2016, Plaintiffs filed a putative class action against the Company in Durham County, North Carolina alleging violations of the North Carolina Prohibited Practices by Collection Agencies Act. The purported class consists of all individuals against whom the Company had obtained a judgment by default in North Carolina on or after October 1, 2009. On December 9, 2016, the Company removed the matter to the United States District Court for the Middle District of North Carolina (the "District Court"). On March 28, 2018, the District Court entered an order remanding the matter to the North Carolina state court; the United States Court of Appeals for the Fourth Circuit denied the Company’s request for discretionary review on May 17, 2018. On January 11, 2019, the Company filed motions to compel arbitration with the North Carolina state court, which were denied. The North Carolina Court of Appeals affirmed the denial of the Company’s motion to compel arbitration. Thereafter, the matter was stayed pending a decision by the North Carolina Supreme Court in a related case, Pia Townes v. PRA, which raised issues of first impression regarding interpretation of a number of provisions of the statute at issue. The North Carolina Supreme Court affirmed the decision in Pia Townes v. PRA by an equally divided court, thereby rendering the decision of the Court of Appeals of no precedential value. Discovery in this matter is ongoing, and the Company is defending the matter vigorously. The range of loss, if any, cannot be estimated at this time due to the uncertainty surrounding liability, class certification, ultimate class size, and interpretation of the statute, including statutory damages.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
15. Retirement Plans:
The Company sponsors defined contribution plans primarily in the U.S. and Europe. The U.S. plan is organized as a 401(k) plan under which all employees over 18 years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee's salary. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to the Company's contributions was $7.2 million, $6.5 million and $6.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
16. Subsequent Event:
On February 6, 2023, the Company completed the private offering of $400.0 million aggregate principal amount of 8.375% Senior Notes due 2028 ("2028 Notes"). The 2028 Notes will accrue at a rate of its 8.375% per annum payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2023. The 2028 Notes will mature on February 1, 2028, subject to earlier repurchase or redemption. A portion of the funds received from the 2028 Notes were deposited into a newly-formed segregated deposit account and the Company will use such proceeds to retire all or any portion of the 2023 Notes or to satisfy any other obligations with respect to the 2023 Notes. The Company used the remainder of the net proceeds to repay a portion of its outstanding borrowings under the domestic revolving credit facility under the North America Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment under this framework, management has determined that our internal control over financial reporting was effective as of December 31, 2022. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is included herein.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of PRA Group, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited PRA Group Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PRA Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of PRA Group, Inc. (the “Company”) as of December 31, 2022, the related consolidated income statement, statement of comprehensive income, statement of changes in equity and statement of cash flows for the year ended December 31, 2022, and the related notes, and our report dated February 27, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ Ernst & Young LLP
Richmond, Virginia
February 27, 2023

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled "Executive Officers," "Security Ownership," "Corporate Governance Board Committees," "Proposal 1: Election of Directors" and "Corporate Governance – Code of Conduct," in our definitive Proxy Statement for use in connection with the Company's 2023 Annual Meeting of Stockholders (the "Proxy Statement").
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
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm for the year ended December 31, 2022 is Ernst & Young LLP, Richmond, VA, Auditor Firm ID: 42. Our previous independent registered public accounting firm for years prior to the year ended December 31, 2022 was KPMG LLP, Norfolk, VA Auditor Firm ID: 185.
The information required by Item 14 is incorporated herein by reference to the section labeled "Fees Paid to Independent Registered Accounting Firms" and "Audit Committee Pre-Approval Policies and Procedures" in the Proxy Statement.
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

10.1*	2013 Annual Bonus Plan (Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on April 19, 2013 (File No. 000-50058)).
10.2*	2013 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on April 19, 2013 (File No. 000-50058)).
10.3*	2022 Omnibus Incentive Plan (Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on April 28, 2022 (File No. 000-50058)).
10.4*
Employment Agreement dated January 1, 2021 between PRA Group, Inc. and Certain Executives (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 23, 2020 (File No. 000-50058)).

10.5*	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed August 7, 2020 (File No. 000-50058)).
10.6*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 06, 2021 (File No. 000-50058)).
10.7*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed August 7, 2020 (File No. 000-50058)).
10.8*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed February 26, 2021 (File No. 000-50058)).
10.9
Sixth Amendment to the Credit Agreement dated November 22, 2022 by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (filed herewith).

10.10
UK Revolving Credit Agreement dated April 1, 2022 by and among PRA Group Europe Holding I S.à.r.l., PRA Group (UK) Limited and PRA Group, Inc., as Guarantors, the Lenders party thereto, MUFG Bank, LTD., acting through its London Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 9, 2022 (File No. 000-50058)).

10.11
European Credit Agreement dated November 23, 2022 by and among PRA Group Europe Holdings S.à.r.l., a and its Swiss Bank, PRA Group Europe Holding S.à.r.l., Luxembourg, Zug Branch and DNB Bank ASA (filed herewith).

16.1	Letter from KPMG LLP, dated November 18, 2021 (Incorporated by reference to the Current Report on Form 8-K filed November 18, 2021 (File No. 000-50058).
16.2	Letter from KPMG LLP, dated March 3, 2022 (Incorporated by reference to the Current Report on Form 8-K filed March 3, 2022 (File No. 000-50058).
21.1	Subsidiaries of PRA Group, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
23.2	Consent of KPMG LLP (filed herewith)
24.1	Powers of Attorney (included on signature page) (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

February 27, 2023	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President and Chief Executive Officer
(Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints each of Kevin P. Stevenson and Peter M. Graham, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place and stead, in any and all capacities to execute and sign any and all amendments or post-effective amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2023	By:	/s/ Kevin P. Stevenson
Kevin P. Stevenson
President, Chief Executive Officer and Director
(Principal Executive Officer)

February 27, 2023	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

February 27, 2023	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Director

February 27, 2023	By:	/s/ Vikram A. Atal
Vikram A. Atal
Director

February 27, 2023	By:	/s/ Danielle M. Brown
Danielle M. Brown
Director

February 27, 2023	By:	/s/ Marjorie M. Connelly
Marjorie M. Connelly
Director

February 27, 2023	By:	/s/ John H. Fain
John H. Fain
Director

February 27, 2023	By:	/s/ James A. Nussle
James A. Nussle
Director

February 27, 2023	By:	/s/ Brett L. Paschke
Brett L. Paschke
Director

February 27, 2023	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

February 27, 2023	By:	/s/ Peggy P. Turner
Peggy P. Turner
Director

February 27, 2023	By:	/s/ Lance L. Weaver
Lance L. Weaver
Director