Form 10-Q
period 2023-03-31
PRA GROUP INC
filed 2023-05-09
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of May 1, 2023 was 39,169,763.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
March 31, 2023 and December 31, 2022
(Amounts in thousands)

	(unaudited)
	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$116,471	$83,376
Restricted cash and cash equivalents	359,208	1,382
Investments	77,877	79,948
Finance receivables, net	3,286,497	3,295,008
Income taxes receivable	41,398	31,774
Deferred tax assets, net	57,551	56,908
Right-of-use assets	53,187	54,506
Property and equipment, net	48,500	51,645
Goodwill	420,647	435,921
Other assets	82,293	85,206
Total assets	$4,543,629	$4,175,674
Liabilities and Equity
Liabilities:
Accounts payable	$4,837	$7,329
Accrued expenses	120,640	111,395
Income taxes payable	19,809	25,693
Deferred tax liabilities, net	29,324	42,918
Lease liabilities	57,939	59,384
Interest-bearing deposits	108,779	112,992
Borrowings	2,937,895	2,494,858
Other liabilities	39,697	34,355
Total liabilities	3,318,920	2,888,924
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 39,170 shares issued and outstanding at March 31, 2023; 100,000 shares authorized, 38,980 shares issued and outstanding at December 31, 2022	392	390
Additional paid-in capital	285	2,172
Retained earnings	1,514,396	1,573,025
Accumulated other comprehensive loss	(356,730)	(347,926)
Total stockholders' equity - PRA Group, Inc.	1,158,343	1,227,661
Noncontrolling interest	66,366	59,089
Total equity	1,224,709	1,286,750
Total liabilities and equity	$4,543,629	$4,175,674
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three Months Ended March 31, 2023 and 2022
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Portfolio income	$188,242	$207,532
Changes in expected recoveries	(36,912)	29,914
Total portfolio revenue	151,330	237,446
Other revenue	4,140	3,159
Total revenues	155,470	240,605

Operating expenses:
Compensation and employee services	82,403	71,096
Legal collection fees	8,838	10,873
Legal collection costs	23,945	16,557
Agency fees	17,378	17,388
Outside fees and services	24,944	19,378
Communication	10,527	12,583
Rent and occupancy	4,448	4,987
Depreciation and amortization	3,589	3,778
Other operating expenses	13,042	11,998
Total operating expenses	189,114	168,638
(Loss)/income from operations	(33,644)	71,967
Other income and (expense):
Interest expense, net	(38,283)	(31,748)
Foreign exchange loss, net	(9)	(532)
Other	(650)	(490)
(Loss)/income before income taxes	(72,586)	39,197
Income tax (benefit)/expense	(18,683)	4,579
Net (loss)/income	(53,903)	34,618
Adjustment for net income/(loss) attributable to noncontrolling interests	4,726	(5,354)
Net (loss)/income attributable to PRA Group, Inc.	$(58,629)	$39,972

Net (loss)/income per common share attributable to PRA Group, Inc.:
Basic	$(1.50)	$0.98
Diluted	$(1.50)	$0.97
Weighted average number of shares outstanding:
Basic	39,033	40,777
Diluted	39,033	41,304
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2023 and 2022
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Net (loss)/income	$(53,903)	$34,618
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(1,550)	12,270
Cash flow hedges	(4,831)	18,580
Debt securities available-for-sale	128	(160)
Other comprehensive (loss)/income	(6,253)	30,690
Total comprehensive (loss)/income	(60,156)	65,308
Less comprehensive income attributable to noncontrolling interests	7,276	2,136
Comprehensive (loss)/income attributable to PRA Group, Inc.	$(67,432)	$63,172
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2023 and 2022
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)/ Income	Interest	Equity
Balance at December 31, 2022	38,980	$390	$2,172	$1,573,025	$(347,926)	$59,089	$1,286,750
Components of comprehensive income, net of tax:
Net loss	—	—	—	(58,629)	—	4,726	(53,903)
Currency translation adjustments	—	—	—	—	(4,101)	2,551	(1,550)
Cash flow hedges	—	—	—	—	(4,831)	—	(4,831)
Debt securities available-for-sale	—	—	—	—	128	—	128
Vesting of restricted stock	190	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,799	—	—	—	3,799
Employee stock relinquished for payment of taxes	—	—	(5,684)	—	—	—	(5,684)
Balance at March 31, 2023	39,170	392	285	1,514,396	(356,730)	66,366	1,224,709

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)/ Income	Interest	Equity
Balance at December 31, 2021	41,008	$410	$—	$1,552,845	$(266,909)	$38,491	$1,324,837
Components of comprehensive income, net of tax:
Net income	—	—	—	39,972	—	(5,354)	34,618
Currency translation adjustments	—	—	—	—	4,780	7,490	12,270
Cash flow hedges	—	—	—	—	18,580	—	18,580
Debt securities available-for-sale	—	—	—	—	(160)	—	(160)
Vesting of restricted stock	262	3	(3)	—	—	—	—
Repurchase and cancellation of common stock	(860)	(9)	4,527	(43,972)	—	—	(39,454)
Share-based compensation expense	—	—	3,891	—	—	—	3,891
Employee stock relinquished for payment of taxes	—	—	(8,415)	—	—	—	(8,415)
Balance at March 31, 2022	40,410	404	—	1,548,845	(243,709)	40,627	1,346,167

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss)/income	$(53,903)	$34,618
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	3,799	3,891
Depreciation and amortization	3,589	3,778
Amortization of debt discount and issuance costs	2,441	2,627
Changes in expected recoveries	36,912	(29,914)
Deferred income taxes	(12,400)	7,203
Net unrealized foreign currency transactions	(15,020)	(7,126)
Fair value in earnings for equity securities	(3)	(60)
Other	(59)	(253)
Changes in operating assets and liabilities:
Other assets	(5,197)	738
Accounts payable	(2,495)	1,765
Income taxes payable, net	(16,717)	(13,290)
Accrued expenses	8,695	(26,775)
Other liabilities	2,976	(87)
Right of use asset/lease liability	(139)	141
Net cash used in operating activities	(47,521)	(22,744)
Cash flows from investing activities:
Purchases of property and equipment, net	(405)	(3,744)
Purchases of finance receivables	(219,030)	(147,452)
Recoveries applied to negative allowance	225,709	278,271
Purchases of investments	(60,057)	(1,521)
Proceeds from sales and maturities of investments	62,762	775
Net cash provided by investing activities	8,979	126,329
Cash flows from financing activities:
Proceeds from lines of credit	243,431	106,371
Principal payments on lines of credit	(199,377)	(154,810)
Proceeds from issuance of Senior Notes due 2028	400,000	—
Principal payments on long-term debt	(2,500)	(2,500)
Repurchases of common stock	—	(48,702)
Payments of origination cost and fees	(5,114)	(614)
Tax withholdings related to share-based payments	(5,683)	(8,415)
Net decrease in interest-bearing deposits	(4,951)	(3,977)
Net cash provided by/(used in) financing activities	425,806	(112,647)
Effect of exchange rate on cash	3,656	910
Net increase/(decrease) in cash and cash equivalents	390,920	(8,152)
Cash and cash equivalents, beginning of period	84,759	89,072
Cash and cash equivalents, end of period	$475,679	$80,920

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,081	$27,196
Cash paid for income taxes	10,555	10,610

Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per Consolidated Balance Sheets	$116,471	$79,089
Restricted cash and cash equivalents per Consolidated Balance Sheets	359,208	1,831
Total cash, cash equivalents and restricted cash and cash equivalents	$475,679	$80,920
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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of March 31, 2023, its Consolidated Income Statements, Statements of Comprehensive Income, Consolidated Statements of Changes in Equity and Statements of Cash Flows for the three months ended March 31, 2023 and 2022 have been included. The Company's Consolidated Income Statements for the three months ended March 31, 2023 may not be indicative of future results.
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").
Reclassification of prior year presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. Restricted cash and cash equivalents has been broken out of Other assets on the Consolidated Balance Sheets. Fee income is now included within Other revenue on the Consolidated Income Statements.
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
Investments in companies in which the Company has significant influence over operating and financing decisions, but does not own a majority of the voting equity interests, are accounted for in accordance with the equity method of accounting, which requires the Company to recognize its proportionate share of the entity’s net earnings. Income or loss from these investments is included in Other revenue.
The Company performs on-going reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with an entity cause the Company’s consolidation conclusion to change.
Restricted cash and cash equivalents: Cash and cash equivalents that are subject to legal restrictions or are unavailable for general operating purposes are classified as restricted cash and cash equivalents on the Company's Consolidated Balance Sheets. The Company will use these funds to retire all or a portion of its $345.0 million aggregate principal amount of Convertible Senior Notes due June 1, 2023 or to satisfy any other obligations with respect to such notes, and to pay redress to customers as required by the Company's settlement with the Consumer Financial Protection Bureau ("CFPB"). See Note 12 for information on the CFPB settlement.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Revenues and long-lived assets by geographical location: Revenue for the three months ended March 31, 2023 and 2022, and long-lived assets held at March 31, 2023 and 2022, both for the U.S., the Company's country of domicile, and outside of the U.S. (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
United States	$59,147	$75,784	$151,425	$85,809
United Kingdom	33,309	11,988	43,954	6,851
Brazil	19,266	3	(4,478)	—
Other (1)	43,748	13,912	49,704	16,834
Total	$155,470	$101,687	$240,605	$109,494
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
2. Finance Receivables, net:
Finance receivables, net consisted of the following at March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,286,497	3,295,008
Balance at end of period	$3,286,497	$3,295,008
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended March 31, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended March 31, 2023
	Core	Insolvency	Total
Balance at beginning of period	$2,936,207	$358,801	$3,295,008
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	207,322	22,903	230,225
Foreign currency translation adjustment	19,835	4,050	23,885
Recoveries applied to negative allowance (2)	(186,386)	(39,323)	(225,709)
Changes in expected recoveries (3)	(41,128)	4,216	(36,912)
Balance at end of period	$2,935,850	$350,647	$3,286,497

	Three Months Ended March 31, 2022
	Core	Insolvency	Total
Balance at beginning of period	$2,989,932	$438,353	$3,428,285
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	129,404	18,048	147,452
Foreign currency translation adjustment	(11,009)	(5,624)	(16,633)
Recoveries applied to negative allowance (2)	(231,153)	(47,118)	(278,271)
Changes in expected recoveries (3)	25,147	4,767	29,914
Balance at end of period	$2,902,321	$408,426	$3,310,747
(1) Initial negative allowance for expected recoveries - portfolio acquisitions

PRA Group, Inc.
Notes to Consolidated Financial Statements
Portfolio acquisitions for the three months ended March 31, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended March 31, 2023
	Core	Insolvency	Total
Face value	$1,507,965	$104,809	$1,612,774
Noncredit discount	(150,511)	(8,042)	(158,553)
Allowance for credit losses at acquisition	(1,150,132)	(73,864)	(1,223,996)
Purchase price	$207,322	$22,903	$230,225

	Three Months Ended March 31, 2022
	Core	Insolvency	Total
Face value	$948,057	$97,083	$1,045,140
Noncredit discount	(91,600)	(5,852)	(97,452)
Allowance for credit losses at acquisition	(727,053)	(73,183)	(800,236)
Purchase price	$129,404	$18,048	$147,452
The initial negative allowance recorded on portfolio acquisitions for the three months ended March 31, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended March 31, 2023
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,150,132)	$(73,864)	$(1,223,996)
Writeoffs, net	1,150,132	73,864	1,223,996
Expected recoveries	207,322	22,903	230,225
Initial negative allowance for expected recoveries	$207,322	$22,903	$230,225

	Three Months Ended March 31, 2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(727,053)	$(73,183)	$(800,236)
Writeoffs, net	727,053	73,183	800,236
Expected recoveries	129,404	18,048	147,452
Initial negative allowance for expected recoveries	$129,404	$18,048	$147,452
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the three months ended March 31, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended March 31, 2023
	Core	Insolvency	Total
Recoveries (a)	$364,236	$49,715	$413,951
Less - amounts reclassified to portfolio income	177,850	10,392	188,242
Recoveries applied to negative allowance	$186,386	$39,323	$225,709

	Three Months Ended March 31, 2022
	Core	Insolvency	Total
Recoveries (a)	$425,508	$60,295	$485,803
Less - amounts reclassified to portfolio income	194,355	13,177	207,532
Recoveries applied to negative allowance	$231,153	$47,118	$278,271
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in expected recoveries for the three months ended March 31, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended March 31, 2023
	Core	Insolvency	Total
Changes in expected future recoveries	$(41,414)	$664	$(40,750)
Recoveries received in excess of forecast	286	3,552	3,838
Changes in expected recoveries	$(41,128)	$4,216	$(36,912)

	Three Months Ended March 31, 2022
	Core	Insolvency	Total
Changes in expected future recoveries	$9,771	$(3,525)	$6,246
Recoveries received in excess of forecast	15,376	8,292	23,668
Changes in expected recoveries	$25,147	$4,767	$29,914
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
Changes in expected recoveries for the three months ended March 31, 2023 were a net negative $36.9 million. This includes $3.8 million in recoveries received in excess of forecast (cash collections overperformance) and a $40.8 million negative adjustment to changes in expected future recoveries. Overperformance decreased by $19.8 million as a result of reduced cash collections primarily in the U.S. due to a slower tax season. The changes in expected future recoveries reflect the Company's assessment of certain pools resulting in a reduction of expected cash flows as a result of slowing collection performance in the U.S. call centers resulting from weak economic conditions.
Changes in expected recoveries for the three months ended March 31, 2022 were a net positive $29.9 million. This reflects $23.7 million in recoveries received in excess of forecast reflecting strong cash collections overperformance in Europe and a $6.2 million adjustment to changes in expected future recoveries. The changes in expected future recoveries included the Company's continued assumption that the majority of the overperformance was due to acceleration in the timing of cash collections. The Company also made near-term adjustments to expected future collections in certain geographies bringing them in line with recent performance trends with corresponding adjustments made later in the forecast period. The change in expected recoveries included a $20.5 million write down on one portfolio in Brazil.
3. Investments:
Investments consisted of the following at March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Debt securities
Available-for-sale	$65,004	$66,813
Equity securities
Private equity funds	4,003	4,373
Equity method investments	8,870	8,762
Total investments	$77,877	$79,948
Debt Securities
Available-for-sale
Government securities: The Company's investments in government instruments, including bonds and treasury securities, are classified as available-for-sale and are stated at fair value. As of March 31, 2023, maturities for these securities are $61.0 million due within one year and $4.0 million due within one to five years.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The amortized cost and estimated fair value of investments in debt securities at March 31, 2023 and December 31, 2022 were as follows (amounts in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$65,113	$111	$220	$65,004

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$67,049	$1	$237	$66,813
Equity Securities
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
4. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2022 and concluded that no goodwill impairment was necessary. The Company performed its quarterly assessment by evaluating whether any triggering events had occurred as of March 31, 2023, which included considering current market conditions and concluded that no such event had occurred as of March 31, 2023.
The changes in goodwill for the three months ended March 31, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$435,921	$480,263
Change in foreign currency translation adjustment	(15,274)	3,117
Balance at end of period	$420,647	$483,380
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
The components of lease expense for the three months ended March 31, 2023 and 2022, were as follows (amounts in thousands):

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$2,911	$3,232
Short-term lease expense	461	904
Sublease income	(138)	(115)
Total lease expense	$3,234	$4,021

Supplemental cash flow information and non-cash activity related to leases for the three months ended March 31, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$3,146	$3,098

ROU assets obtained in exchange for operating lease obligations	1,078	1,106
Lease term and discount rate information related to operating leases were as follows:

	Three Months Ended March 31,
	2023	2022
Weighted-average remaining lease term (years)	7.8	8.4

Weighted-average discount rate	4.53%	4.48%

Maturities of lease liabilities at March 31, 2023 are as follows for the following periods (amounts in thousands):

Operating Leases
For the nine months ending December 31, 2023	$7,977
For the year ending December 31, 2024	10,282
For the year ending December 31, 2025	10,040
For the year ending December 31, 2026	8,934
For the year ending December 31, 2027	6,131
Thereafter	25,875
Total lease payments	69,239
Less: imputed interest	11,300
Total present value of lease liabilities	$57,939

PRA Group, Inc.
Notes to Consolidated Financial Statements
6. Borrowings:
The Company's borrowings consisted of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Americas revolving credit (1)	$234,866	$186,867
UK revolving credit	473,712	453,528
Europe revolving credit	401,438	419,856
Term loan	447,500	450,000
Senior Notes	1,050,000	650,000
Convertible Notes	345,000	345,000
	2,952,516	2,505,251
Less: Debt discount and issuance costs	(14,621)	(10,393)
Total	$2,937,895	$2,494,858
(1) Includes the North American revolving credit facility and an unsecured credit agreement with Banco de Occidente (the "Colombian revolving credit facility"). As of March 31, 2023 and December 31, 2022, the outstanding balance under the Colombian revolving credit facility was approximately $0.5 million and $0.5 million, respectively.
The following principal payments are due on the Company's borrowings as of March 31, 2023 for the 12-month periods ending March 31, (amounts in thousands):

2024	$355,262
2025	10,196
2026	310,000
2027	1,125,620
2028	801,438
Thereafter	350,000
Total	$2,952,516

The Company incurred a net loss from operations of $33.6 million for the three months ended March 31, 2023. The Company requested and was granted a one-time prospective waiver by lenders under each of its credit facilities prior to the date the Company was required to report and certify compliance with the covenant requiring the Company to maintain positive consolidated income from operations. The effect of granting the waiver prior to certification date for such compliance resulted in the Company maintaining compliance with the applicable financial covenants of its credit facilities as of March 31, 2023.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian Administrative Agent, and a syndicate of lenders named therein (the "North American Credit Agreement"). The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $447.5 million term loan, (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lenders) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate, Canadian dollar offered rate, or the Eurodollar rate, for the applicable term plus 2.25% per annum, or 2.00% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0. The revolving loans within the credit facility are subject to a 0% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0, payable quarterly in arrears and matures July 30, 2026. As of March 31, 2023, the unused portion of the North American Credit Agreement was $840.6 million. Considering borrowing base restrictions, as of March 31, 2023, the amount available to be drawn was $118.7 million.
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
•the Company's consolidated total leverage ratio cannot exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter;
•subject to no default or event of default, cash dividends and distributions during any fiscal year cannot exceed $20.0 million; and
•the Company must maintain positive consolidated income from operations during any fiscal quarter (other than for the quarter ended March 31, 2023).
United Kingdom ("UK") Revolving Credit Facility
PRA Group Europe Holding I S.a.r.l ("PRA Group Europe"), a wholly owned subsidiary of the Company, along with PRA Group UK Limited ("PRA UK") and the Company, as guarantors, are parties to a credit agreement (the "UK Credit Agreement") with the lenders party thereto and MUFG Bank, Ltd., London Branch, as the administrative agent (the "Administrative Agent").
The UK Credit Agreement consists of an $800.0 million revolving credit facility (subject to a borrowing base), and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions. Borrowings, which are available in U.S. dollars, euro and pounds sterling, accrue interest for the applicable term at the risk-free rate applicable to U.S. dollars (Secured Overnight Financing Rate) or Sterling Overnight Index Average ("SONIA") or, in the case of euro borrowings, Euribor plus an applicable margin of 2.50% per annum plus a credit adjustment spread of 0.10%. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the applicable margin will increase to 2.75%. The UK Credit Agreement also has a commitment fee of 0.30% per annum, payable quarterly in arrears. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the commitment fee increases to 0.35% per annum. The UK Credit Agreement matures on July 30, 2026. As of March 31, 2023, the unused portion of the UK Credit Agreement was $326.3 million. Considering borrowing base restrictions, as of March 31, 2023, the amount available to be drawn under the UK Credit Agreement was $116.2 million.
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
•the Company's consolidated leverage ratio cannot exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter; and
•the Company must maintain positive consolidated income from operations during any fiscal quarter (other than for the quarter ended March 31, 2023).
European Revolving Credit Facility
The Company's wholly-owned subsidiary, PRA Group Europe Holding S.a.r.l. ("PRA Group Europe Holding"), and its Swiss Branch, PRA Group Europe Holding S.a.r.l. ("PRA Group Holding"), Luxembourg, Zug Branch (together, the "Borrowers"), along with certain of its affiliates and the Company, as guarantors, are parties to a credit agreement (the "European Credit Agreement") with the lenders party thereto and DNB Bank ASA as facility agent and security agent (the "Agent").
The European Credit Agreement provides borrowings for an aggregate amount of approximately €730.0 million (subject to the borrowing base) and an uncommitted accordion feature for up to €500.0 million, subject to certain conditions. Borrowings, which are available in euro, Norwegian krone, Danish krone, Swedish krona, and Polish zloty, accrue interest at the Interbank Offered Rate plus 2.80% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bear an unused line fee, currently 1.085% per annum, or 35% of the margin, are subject to a 0% floor, are payable monthly in arrears and mature November 23, 2027. Additionally, the Company has a separate agreement with the Agent for an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the Agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears and matures November 23, 2027. As of March 31, 2023, the unused portion of the European Credit Agreement (including the overdraft facility) was $432.6 million. Considering borrowing base restrictions and other covenants

PRA Group, Inc.
Notes to Consolidated Financial Statements
as of March 31, 2023, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $201.9 million.
The European Credit Agreement is secured by a first perfected security interest in all of the equity interests in certain operating subsidiaries of the Borrowers, certain intercompany loans and certain shareholder loans extended by the Company to the Borrowers. Further, the Company guarantees all obligations and liabilities under the European Credit Agreement. The European Credit Agreement contains event of default and restrictive covenants including the following:
•the ERC Ratio cannot exceed 45%;
•the Company's consolidated total leverage ratio cannot exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter;
•the Company must maintain positive consolidated income from operations at the end of any fiscal quarter (other than for the quarter ended March 31, 2023);
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
On or after October 1, 2024, the 2029 Notes may be redeemed, at the Company's option, in whole or in part at a price equal to 102.50% of the aggregate principal amount of the 2029 Notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning October 1 of each year to 101.25% for 2025 and then 100% for 2026 and thereafter.
In addition, on or before October 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price of 105.00% plus accrued and unpaid interest with the net cash proceeds of a public offering of common stock of the Company provided, that at least 60% in aggregate principal amount of the 2029 Notes remains outstanding immediately after the occurrence of such redemption and that such redemption will occur within 90 days of the date of the closing of such public offering.
In the event of a change of control, each holder will have the right to require the Company to repurchase all or any part of such holder's 2029 Notes at an offer price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the 2029 Notes at 100% of their principal amount plus accrued and unpaid interest.
Senior Notes due 2028
On February 6, 2023, the Company completed the private offering of $400.0 million aggregate principal amount of its 8.375% Senior Notes due 2028 ("2028 Notes"). The 2028 Notes were issued pursuant to an Indenture dated February 6, 2023 (the "2023 Indenture"), between the Company and Regions Bank, as trustee. The 2023 Indenture contains customary terms and covenants, including certain events of default after which the 2028 Notes may be due and payable immediately. The 2028 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American Credit Agreement, subject to certain exceptions. Interest on the 2028 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Substantially all of the net proceeds received from the 2028 Notes were deposited into a newly-formed segregated deposit account, included in Restricted cash and cash equivalents on the Consolidated Balance Sheets, and the Company will use such proceeds to retire all or any portion of the 2023 Notes (as defined below) or to satisfy any other obligations with respect to the 2023 Notes. The Company used the remainder of the net proceeds to repay a portion of its outstanding borrowings under the domestic revolving credit facility under the North America Credit Agreement.

PRA Group, Inc.
Notes to Consolidated Financial Statements
On or after February 1, 2025, the 2028 Notes may be redeemed, at the Company's option in whole or in part at a price equal to 104.188% of the aggregate principal amount of the 2028 Notes being redeemed. The applicable redemption price changes if redeemed during the 12-months beginning February 1 of each year to 102.094% for 2026 and then 100% for 2027 and thereafter.
In addition, on or before February 1, 2025, the Company may redeem up to an aggregate of 40% of the aggregate principal amount of the 2028 Notes at a redemption price of 108.375% plus accrued and unpaid interest with the net cash proceeds of a public offering of common stock of the Company, provided, that at least 60% in aggregate principal amount of the 2028 Notes remains outstanding immediately after the occurrence of such redemption and that such redemption will occur within 90 days of the date of the closing of such public offering.
In the event of a change of control, each holder will have the right to require the Company to repurchase all or any part of such holder's 2028 Notes at an offer price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the 2028 Notes at 100% of their principal amount plus accrued and unpaid interest.
Senior Notes due 2025
On August 27, 2020, the Company completed the private offering of $300.0 million in aggregate principal amount of its 7.375% Senior Notes due September 1, 2025 (the "2025 Notes" and, together with the 2029 Notes and the 2028 Notes, the "Senior Notes"). The 2025 Notes were issued pursuant to an Indenture dated August 27, 2020 (the "2020 Indenture"), between the Company and Regions Bank, as trustee. The 2020 Indenture contains customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately. The 2025 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American Credit Agreement, subject to certain exceptions. Interest on the 2025 Notes is payable semi-annually, in arrears, on March 1 and September 1 of each year.
The 2025 Notes may be redeemed, at the Company's option, in whole or in part, at a price equal to 103.688% of the aggregate principal amount of the 2025 Notes being redeemed. The applicable redemption price changes if redeemed during the 12-months beginning September 1 of each year to, 101.844% for 2023 and then 100% for 2024 and thereafter.
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
As of March 31, 2023, the 2023 Notes are convertible at any time.
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
As discussed above, the Company will use $345 million of the proceeds from the issuance of the 2028 Notes to retire the 2023 Notes when they mature on June 1, 2023.
The balances of the liability component of the 2023 Notes outstanding as of March 31, 2023 and December 31, 2022, were as follows (amounts in thousands):

	March 31, 2023	December 31, 2022
Liability component - principal amount	$345,000	$345,000
Unamortized debt issuance costs	(311)	(748)
Liability component - net carrying amount	$344,689	$344,252
The Company amortizes debt issuance costs over the life of the debt using an effective interest rate of 4.00%.
Interest expense related to the 2023 Notes for the three months ended March 31, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense - stated coupon rate	$3,019	$3,019
Interest expense - amortization of debt issuance costs	437	420
Total interest expense - convertible notes	$3,456	$3,439
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
The following tables summarize the fair value of derivative instruments in the Company's Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$31,240	Other assets	$37,305
Interest rate contracts	Other liabilities	—	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	115	Other assets	487
Foreign currency contracts	Other liabilities	10,066	Other liabilities	19,120

PRA Group, Inc.
Notes to Consolidated Financial Statements
Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of March 31, 2023 and December 31, 2022, the notional amount of interest rate contracts designated as cash flow hedging instruments was $814.6 million and $719.7 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remained highly effective at March 31, 2023 and have remaining terms of three months to five years. The Company estimates that approximately $15.2 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months.
The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the Company's Consolidated Financial Statements for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Gain/(loss) recognized in OCI, net of tax
	Three Months Ended March 31,
Derivatives designated as cash flow hedging instruments	2023	2022
Interest rate contracts	$(629)	$16,410

	Gain/(loss) reclassified from OCI into income
	Three Months Ended March 31,
Location of gain or (loss) reclassified from OCI into income	2023	2022
Interest expense, net	$(5,498)	$(2,734)
Derivatives Not Designated as Hedging Instruments:
The Company enters into foreign currency contracts to economically hedge the foreign currency re-measurement exposure related to certain balances that are denominated in currencies other than the functional currency of the entity. Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of March 31, 2023 and December 31, 2022, the notional amount of foreign currency contracts that were not designated as hedging instruments was $383.3 million and $460.8 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's Consolidated Income Statements for the three months ended March 31, 2023 and 2022 (amounts in thousands):

		Gain/(loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2023	2022
Foreign currency contracts	Foreign exchange loss, net	$(7,697)	$6,493
Foreign currency contracts	Interest expense, net	521	(332)

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
The carrying amounts in the table were recorded in the Company's Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$116,471	$116,471	$84,758	$84,758
Restricted cash and cash equivalents	359,208	359,208	1,382	1,382
Finance receivables, net	3,286,497	3,128,051	3,295,008	3,167,813
Financial liabilities:
Interest-bearing deposits	108,779	108,779	112,992	112,992
Revolving lines of credit	1,110,016	1,110,016	1,060,251	1,060,251
Term loan	447,500	447,500	450,000	450,000
Senior Notes	1,050,000	992,225	650,000	580,433
Convertible Notes	345,000	344,276	345,000	341,926
Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The carrying amount and estimates of the fair value of the Company's debt obligations outlined above do not include any related debt issuance costs associated with the debt obligations. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:
Cash equivalents: The carrying amount approximates fair value due to the short-term nature of the instruments and the observable quoted prices for identical assets in active markets. Accordingly, the Company uses Level 1 inputs for its fair value estimates.
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
Senior Notes and Convertible Notes: The fair value estimates for the Senior Notes and Convertible Notes incorporate quoted market prices, which were obtained from secondary market broker quotes, which were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Required To Be Carried At Fair Value
The carrying amounts in the following tables were measured at fair value on a recurring basis in the Company's Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$65,004	$—	$—	$65,004
Derivative contracts (recorded in Other assets)	—	31,355	—	31,355
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	10,066	—	10,066

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$66,813	$—	$—	$66,813
Derivative contracts (recorded in Other assets)	—	37,792	—	37,792
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	19,120	—	19,120
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
Investments measured using net asset value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities, including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidations of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the NAV practical expedient was $4.0 million and $4.4 million as of March 31, 2023 and December 31, 2022, respectively.
9. Accumulated Other Comprehensive Loss:
Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended March 31,
Gains and losses on cash flow hedges	2023	2022	Affected line in the Consolidated Income Statement
Interest rate swaps	$5,498	$2,734	Interest expense, net
Income tax effect of item above	(1,296)	(564)	Income tax (benefit)/expense
Total gain on cash flow hedges	$4,202	$2,170	Net of tax

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following tables represent the changes in accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended March 31, 2023
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(237)	$27,804	$(375,493)	$(347,926)
Other comprehensive gain/(loss) before reclassifications	128	(629)	(4,101)	(4,602)
Reclassifications, net	—	(4,202)	—	(4,202)
Net current period other comprehensive gain/(loss)	128	(4,831)	(4,101)	(8,804)
Balance at end of period	$(109)	$22,973	$(379,594)	$(356,730)

	Three Months Ended March 31, 2022
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(221)	$(5,371)	$(261,317)	$(266,909)
Other comprehensive (loss)/gain before reclassifications	(160)	16,410	4,780	21,030
Reclassifications, net	—	2,170	—	2,170
Net current period other comprehensive (loss)/gain	(160)	18,580	4,780	23,200
Balance at end of period	$(381)	$13,209	$(256,537)	$(243,709)
(1) Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(7.6) million and $(1.2) million for the three months ended March 31, 2023 and 2022, respectively.
10. Earnings per Share:
Basic EPS are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS with the denominator adjusted for the dilutive effect of the conversion spread of the Convertible Notes and nonvested share awards, if they are dilutive. There has been no dilutive effect of the Convertible Notes since issuance through March 31, 2023. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
On February 25, 2022, the Company's Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock. We did not repurchase any common stock during the first quarter ended March 31, 2023.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three months ended March 31, 2023 and 2022 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2023			2022
	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$(58,629)	39,033	$(1.50)	$39,972	40,777	$0.98
Dilutive effect of nonvested share awards	—	—	—	—	527	(0.01)
Diluted EPS	$(58,629)	39,033	$(1.50)	$39,972	41,304	$0.97
There were no options outstanding, antidilutive or otherwise, as of March 31, 2023 and 2022.

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
At March 31, 2023, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2014 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, the recording of deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits may be available to partially reduce U.S. income taxes. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $88.4 million and $75.3 million as of March 31, 2023 and December 31, 2022, respectively.
12. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with each of its U.S. executive officers, which expire on December 31, 2023. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company’s overall performance against its short and long-term financial and strategic objectives. The agreements also contain customary confidentiality and non-compete provisions. At March 31, 2023, estimated future compensation under these agreements was approximately $8.8 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $8.8 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at March 31, 2023, was $622.4 million.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at March 31, 2023, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities.
CFPB Investigation
Portfolio Recovery Associates, LLC ("LLC"), the Company's wholly owned subsidiary, entered into a consent order with the CFPB effective September 9, 2015 settling a previously disclosed investigation of certain debt collection practices of LLC (the "2015 Consent Order"). In response to requests and civil investigative demands from the CFPB, the Company provided certain documents and data regarding its debt collection practices to the CFPB. In December 2020, the CFPB advised the Company that the CFPB believed the Company may have violated certain provisions of the 2015 Consent Order and applicable law. On March 23, 2023, the CFPB filed a lawsuit against LLC alleging, among other things, that LLC had violated federal consumer financial law. On the same date, the CFPB and LLC entered into a final stipulated judgment and order to resolve the lawsuit. As part of the settlement, LLC agreed to pay a civil monetary penalty of $12 million and approximately $15 million to impacted consumers.

Iris Pounds vs. Portfolio Recovery Associates, LLC

Plaintiffs filed a putative class action on November 21, 2016 against the Company in Durham County, North Carolina alleging violations of the North Carolina Prohibited Practices by Collection agencies Act. Discovery in this matter is ongoing, the Company is defending this matter vigorously, and there remains uncertainty surrounding liability, class certification, and the interpretation of the statute, including statutory damages.

Other matters that are not considered routine in nature were disclosed previously in the 2022 Form 10-K.
13. Recently Issued Accounting Standards:
Recently issued accounting standards not yet adopted:
The Company does not expect that any recently issued accounting pronouncements will have a material effect on its Consolidated Financial Statements.

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
•disruptions of business operations caused by cybersecurity incidents or the underperformance or failure of information technology infrastructure, networks or communication systems; and
•the "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K") and in other filings with the Securities and Exchange Commission.
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
•"Cash receipts" refers to cash collections on our nonperforming loan portfolios, fees and revenue recognized from our class action claims recovery service.
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

Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. We are headquartered in Norfolk, Virginia, and as of March 31, 2023, employed 3,184 full-time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Executive Overview
For the three months ended March 31, 2023, we had:
•Total portfolio purchases of $230.2 million.
•Total cash collections of $411.3 million.
•Estimated remaining collections of $5.7 billion.
•Cash efficiency ratio of 54.3%.
•Diluted earnings per share of $(1.50).
During 2022, excess consumer liquidity, primarily in the U.S., resulted in lower levels of charge-offs across most lending institutions. As a result, this caused a decrease in the supply of portfolios available for purchase in the U.S., resulting in a lower level of portfolio purchases and pricing pressures due to competition. Recent Federal Reserve data indicates that charge-offs of consumer debt are beginning to increase, and we expect to see a greater level of supply and reduced pricing pressure in the U.S. The market in Europe has continued to have a consistent portfolio pipeline across most markets, supported by volumes of aged nonperforming loans. However, unlike the U.S., we have not begun to see an increase in fresh charge-offs.
We believe our cash forecast curves are appropriate given the information we have today. However, we continue to operate in an economic environment that includes elevated levels of inflation, rising interest rates, foreign exchange rate fluctuations, and concerns of a global recession. Given the continuing weak economic conditions, there may be some near-term pressure on cash collections. Note that factors that can cause near-term collections pressure are also typically the same factors that historically have led to more portfolio supply, as consumers struggle to manage and pay down their debt. We cannot predict the full extent to which these items will impact our business, results of operations and financial condition. See Item 1A of our 2022 Form 10-K.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. Certain prior year amounts have been reclassified for consistency with the current year presentation. The following table sets forth our Consolidated Income Statement amounts as a percentage of Total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2023		2022
Revenues:
Portfolio income	$188,242	121.1%	$207,532	86.3%
Changes in expected recoveries	(36,912)	(23.8)	29,914	12.4
Total portfolio revenue	151,330	97.3	237,446	98.7
Other revenue	4,140	2.7	3,159	1.3
Total revenues	155,470	100.0	240,605	100.0

Operating expenses:
Compensation and employee services	82,403	53.0	71,096	29.5
Legal collection fees	8,838	5.7	10,873	4.5
Legal collection costs	23,945	15.4	16,557	6.9
Agency fees	17,378	11.2	17,388	7.2
Outside fees and services	24,944	16.0	19,378	8.1
Communication	10,527	6.8	12,583	5.2
Rent and occupancy	4,448	2.9	4,987	2.1
Depreciation and amortization	3,589	2.3	3,778	1.6
Other operating expenses	13,042	8.4	11,998	5.0
Total operating expenses	189,114	121.7	168,638	70.1
(Loss)/income from operations	(33,644)	(21.7)	71,967	29.9
Other income and (expense):
Interest expense, net	(38,283)	(24.6)	(31,748)	(13.2)
Foreign exchange loss, net	(9)	—	(532)	(0.2)
Other	(650)	(0.4)	(490)	(0.2)
(Loss)/income before income taxes	(72,586)	(46.7)	39,197	16.3
Income tax (benefit)/expense	(18,683)	(12.0)	4,579	1.9
Net (loss)/income	(53,903)	(34.7)	34,618	14.4
Adjustment for net income/(loss) attributable to noncontrolling interests	4,726	3.0	(5,354)	(2.2)
Net (loss)/income attributable to PRA Group, Inc.	$(58,629)	(37.7)%	$39,972	16.6%

Three Months Ended March 31, 2023 Compared To Three Months Ended March 31, 2022
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Americas and Australia Core	$227,960	$270,284	$(42,324)	(15.7)%
Americas Insolvency	25,751	35,209	(9,458)	(26.9)
Europe Core	134,005	151,162	(17,157)	(11.4)
Europe Insolvency	23,568	24,325	(757)	(3.1)
Total cash collections	$411,284	$480,980	$(69,696)	(14.5)%

Cash collections adjusted (1)	$411,284	$465,282	$(53,998)	(11.6)%
(1) Cash collections adjusted refers to 2022 cash collections remeasured using 2023 exchange rates.
Cash collections were $411.3 million for the three months ended March 31, 2023, a decrease of $69.7 million, or 14.5%, compared to $481.0 million for the three months ended March 31, 2022. The decrease was primarily due to lower cash collections of $48.7 million, or 30.2%, in U.S. call center and other collections and $9.5 million, or 26.9% in Americas Insolvency collections, both reflecting lower levels of portfolio purchasing in recent periods. Additionally, U.S. legal cash collections decreased $13.5 million, or 16.7%, reflecting the impact from the lower volume of accounts placed in the legal channel due to lower purchasing levels in recent periods. Europe cash collections decreased by $17.9 million, or 10.2% largely due to a strengthening U.S. dollar. These decreases were partially offset by a $19.8 million increase in cash collections in the Other Americas Core pools.
Revenues
Revenue generation for the periods indicated were as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Portfolio income	$188,242	$207,532	$(19,290)	(9.3)%
Changes in expected recoveries	(36,912)	29,914	(66,826)	(223.4)
Total portfolio revenue	151,330	237,446	(86,116)	(36.3)
Other revenue	4,140	3,159	981	31.1
Total revenues	$155,470	$240,605	$(85,135)	(35.4)%
Total Portfolio Revenue
Total portfolio revenue was $151.3 million for the three months ended March 31, 2023, a decrease of $86.1 million, or 36.3%, compared to $237.4 million for the three months ended March 31, 2022. We experienced a softer tax season than we had anticipated with U.S. collections missing our internal forecast by $9.9 million, which then prompted a reduction in forward looking ERC. This resulted in a negative $30.7 million net present value adjustment for our U.S. Core portfolio. Nearly half of this adjustment was related to the 2021 U.S. Core vintage. This vintage includes the cohort of customers whose accounts were charged off in peak stimulus periods. We believe this effect, along with inflation and other macroeconomic factors, are drivers of this underperformance. In total, Europe overperformed our expectations during the quarter by 3%. This is a lower margin than we have experienced in recent quarters and given the uncertain economic conditions globally, we made minimal adjustments to the future looking ERC resulting in a negative $1.9 million net present value adjustment.
Other Revenue
Other revenue was $4.1 million for the three months ended March 31, 2023, an increase of $0.9 million, compared to $3.2 million for the three months ended March 31, 2022.
Operating Expenses
Total operating expenses were $189.1 million for the three months ended March 31, 2023, an increase of $20.5 million, or 12.2%, compared to $168.6 million for the three months ended March 31, 2022.

Compensation and Employee Services
Compensation and employee services expenses were $82.4 million for the three months ended March 31, 2023, an increase of $11.3 million, or 15.9%, compared to $71.1 million for the three months ended March 31, 2022. The increase was primarily attributable to severance expenses of $7.5 million. Total full-time equivalents decreased to 3,184 as of March 31, 2023, from 3,444 as of March 31, 2022.
Legal Collection Fees
Legal collection fees represent contingent fees incurred for the cash collections generated by our independent third-party attorney network. Legal collection fees were $8.8 million for the three months ended March 31, 2023, a decrease of $2.1 million, or 19.3%, compared to $10.9 million for the three months ended March 31, 2022, primarily reflecting lower external legal cash collections in the U.S.
Legal Collection Costs
Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Legal collection costs were $23.9 million for the three months ended March 31, 2023, an increase of $7.3 million, or 44.0%, compared to $16.6 million for the three months ended March 31, 2022. The increase reflects the higher volume of accounts placed into the legal channel in the U.S during the three months ended March 31, 2023.
Communication
Communication expenses primarily represent postage and telephone related expenses incurred as a result of our collection efforts. Communications expenses were $10.5 million for the three months ended March 31, 2023, a decrease of $2.1 million, or 16.7%, compared to $12.6 million for the three months ended March 31, 2022. The decrease mainly reflects a decrease in postage expenses due to lower portfolio purchasing in the U.S in recent periods.
Outside Fees and Services
Outside fees and services expenses were $24.9 million for the three months ended March 31, 2023, an increase of $5.5 million, or 28.4%, compared to $19.4 million for the three months ended March 31, 2022. The increase was due to an accrual in corporate legal costs of $7.6 million related to certain case-specific litigation expenses, slightly offset by decreased costs for other fees and services.
Interest Expense, Net
Interest expense, net was $38.3 million for the three months ended March 31, 2023, an increase of $6.6 million, or 20.8%, compared to $31.7 million for the three months ended March 31, 2022, primarily reflecting increased interest rates. Interest income increased $3.5 million as a result of the cash we received and invested from the issuance of our 2028 Notes (as defined below), which will be used to retire our 2023 Convertible Notes (as defined below), which mature on June 1, 2023.
Interest expense, net consisted of the following:

	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest on debt obligations and unused line fees	$21,824	$16,795	$5,029	29.9%
Interest on senior notes	15,073	9,907	5,166	52.1
Coupon interest on convertible notes	3,019	3,019	—	—
Amortization of loan fees and other loan costs	2,441	2,627	(186)	(7.1)
Interest income	(4,074)	(600)	(3,474)	579.0
Interest expense, net	$38,283	$31,748	$6,535	20.6%
Income Tax (Benefit)/Expense
Income tax (benefit)/expense for the three months ended March 31, 2023 was a net tax benefit of $18.7 million compared to income tax expense of $4.6 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, our effective tax rate was 25.7%, compared to 11.7% for the three months ended March 31, 2022. The income tax benefit was driven by the consolidated net loss before income taxes of $72.6 million incurred during the first quarter of 2023. The increase in our effective tax rate was mainly due to a change in discrete items and changes in the mix of income from different taxing jurisdictions.

Supplemental Performance Data
Finance Receivables Portfolio Performance
We purchase portfolios of nonperforming loans from a variety of credit originators or acquire portfolios through business acquisitions and segregate them into two main portfolio segments, Core or Insolvency, based on the status of the account upon acquisition. In addition, the accounts are segregated into geographical regions based upon where the account was acquired. Ultimately, accounts are aggregated into annual pools based on portfolio segment, geography, and year of acquisition. Portfolios of accounts that were in an insolvency status at the time of acquisition are represented in the Insolvency tables below. All other acquisitions of portfolios of accounts are included in our Core portfolio tables as represented below. Once an account is initially segregated, it is not later transferred from an Insolvency pool to a Core pool or vice versa and the account continues to be accounted for as originally segregated regardless of any future changes in operational status. Specifically, if a Core account files for bankruptcy or insolvency protection after acquisition, we adjust our collection practices to comply with any respective bankruptcy or insolvency rules or policies; however, the account remains in the Core pool. In the event an insolvency account is dismissed from its bankruptcy or insolvency status whether voluntarily or involuntarily, we are typically free to pursue alternative collection activities; however the account remains in the Insolvency pool.
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
Further, there is a direct relationship between the price we pay for a portfolio, the purchase price multiple and the effective interest rate of the pool. When we pay more for a portfolio, the purchase price multiple and effective interest rates are lower. The opposite tends to occur when we pay less for a portfolio. Certain types of accounts have lower collection costs and we generally pay more for these types of accounts resulting in a lower purchase price multiple while realizing similar net income margins when compared with other portfolio purchases. Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing, this will generally lead to lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the accounts, which impact the cost to collect those accounts. Fresher accounts, for example, typically carry lower associated collection costs, while older accounts and lower balance accounts typically carry higher costs and, as a result, require higher purchase price multiples to achieve the same net profitability as fresher paper.
Revenue recognition is driven by estimates of the amount and timing of future cash collections. We record new portfolio acquisitions at the purchase price, which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, portfolios are aggregated into annual pools, and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the purchase price amount is fixed at the aggregated amounts paid to acquire the portfolio, the effective interest rate is fixed at the amount we expect to collect, discounted at the rate to equate purchase price to the recovery estimate and the currency rates are fixed for purposes of comparability in future periods. Depending on the level of performance and expected future impacts from our operations, we may update ERC and TEC levels based on the results of our cash forecasting with the correlating adjustment to the purchase price multiple. We follow an established process to evaluate ERC. During the first years following purchase, we typically do not increase our purchase price multiples. Following the initial years, as we gain collection experience and confidence with a pool of accounts we may begin to increase our purchase price multiples. Over time, our TEC has often increased as pools have aged resulting in the ratio of TEC to purchase price for any given year of buying to gradually increase. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of categories of portfolio segments and related geographies.

Purchase Price Multiples as of March 31, 2023 Amounts in thousands
Purchase Period	Purchase Price (2)(3)	Total Estimated Collections (4)	Estimated Remaining Collections (5)	Current Purchase Price Multiple	Original Purchase Price Multiple (6)
Americas and Australia Core
1996-2012	$1,541,896	$4,797,375	$36,563	311%	238%
2013	390,826	905,829	14,434	232%	211%
2014	404,117	872,324	23,500	216%	204%
2015	443,114	899,293	45,410	203%	205%
2016	455,767	1,075,915	81,221	236%	201%
2017	532,851	1,200,467	135,622	225%	193%
2018	653,975	1,464,662	199,190	224%	202%
2019	581,476	1,294,091	256,184	223%	206%
2020	435,668	947,844	299,252	218%	213%
2021	435,846	781,115	486,989	179%	191%
2022	406,082	721,791	610,010	178%	179%
2023	117,160	204,528	201,535	175%	175%
Subtotal	6,398,778	15,165,234	2,389,910
Americas Insolvency
1996-2012	1,038,223	2,146,434	203	207%	165%
2013	227,834	355,606	103	156%	133%
2014	148,420	218,685	280	147%	124%
2015	63,170	87,919	201	139%	125%
2016	91,442	117,460	433	128%	123%
2017	275,257	355,158	2,686	129%	125%
2018	97,879	137,184	11,869	140%	127%
2019	123,077	168,061	38,651	137%	128%
2020	62,130	89,842	41,929	145%	136%
2021	55,187	72,875	46,009	132%	136%
2022	33,442	46,205	41,226	138%	139%
2023	15,701	21,079	20,811	134%	134%
Subtotal	2,231,762	3,816,508	204,401
Total Americas and Australia	8,630,540	18,981,742	2,594,311
Europe Core
2012	20,409	43,973	—	215%	187%
2013	20,334	27,039	1	133%	119%
2014 (1)	773,811	2,365,846	385,266	306%	208%
2015	411,340	727,491	146,999	177%	160%
2016	333,090	567,548	179,801	170%	167%
2017	252,174	358,180	115,098	142%	144%
2018	341,775	540,907	215,509	158%	148%
2019	518,610	805,423	366,897	155%	152%
2020	324,119	557,152	292,626	172%	172%
2021	412,411	698,282	472,516	169%	170%
2022	359,447	580,548	534,007	162%	162%
2023	91,945	157,933	155,919	172%	172%
Subtotal	3,859,465	7,430,322	2,864,639
Europe Insolvency
2014 (1)	10,876	18,669	—	172%	129%
2015	18,973	29,000	70	153%	139%
2016	39,338	57,076	1,156	145%	130%
2017	39,235	51,169	3,700	130%	128%
2018	44,908	52,454	9,681	117%	123%
2019	77,218	110,875	31,642	144%	130%
2020	105,440	156,589	62,485	149%	129%
2021	53,230	71,526	42,227	134%	134%
2022	44,604	61,034	54,759	137%	137%
2023	7,352	10,087	10,011	137%	137%
Subtotal	441,174	618,479	215,731
Total Europe	4,300,639	8,048,801	3,080,370
Total PRA Group	$12,931,179	$27,030,543	$5,674,681
(1)    Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in our 2022 Form 10-K).
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
(5)Non-U.S. amounts are presented at the March 31, 2023 exchange rate.
(6)The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of March 31, 2023 Amounts in thousands
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables as of March 31, 2023 (3)
Americas and Australia Core
1996-2012	$4,930	$3,132	$345	$3,477	$8,799
2013	2,590	1,119	429	1,548	6,395
2014	3,117	1,429	161	1,590	8,983
2015	3,789	2,453	(1,852)	601	18,065
2016	6,740	4,712	(3,078)	1,634	26,353
2017	13,064	7,622	(5,636)	1,986	57,300
2018	27,614	11,442	(1,040)	10,402	108,717
2019	33,145	14,841	(2,958)	11,883	138,869
2020	38,142	16,845	(6,426)	10,419	167,501
2021	40,213	23,087	(22,356)	731	260,663
2022	51,622	26,692	937	27,629	360,224
2023	2,994	1,811	378	2,189	116,249
Subtotal	227,960	115,185	(41,096)	74,089	1,278,118
Americas Insolvency
1996-2012	234	83	153	236	—
2013	67	39	28	67	—
2014	123	66	12	78	—
2015	106	40	29	69	102
2016	190	47	9	56	348
2017	1,605	181	(123)	58	2,424
2018	4,401	455	(133)	322	11,128
2019	7,705	1,036	57	1,093	35,596
2020	4,919	1,226	145	1,371	35,750
2021	4,339	1,309	(20)	1,289	37,812
2022	1,794	1,018	(27)	991	31,722
2023	268	215	(31)	184	15,614
Subtotal	25,751	5,715	99	5,814	170,496
Total Americas and Australia	253,711	120,900	(40,997)	79,903	1,448,614
Europe Core
2012	191	—	191	191	—
2013	95	—	95	95	—
2014 (1)	25,462	18,404	109	18,513	107,836
2015	8,748	4,274	(408)	3,866	80,755
2016	7,515	4,040	(807)	3,233	105,983
2017	5,322	1,963	(558)	1,405	79,388
2018	10,568	3,930	(123)	3,807	142,505
2019	19,118	6,210	4,178	10,388	250,616
2020	14,641	5,794	(994)	4,800	179,990
2021	19,176	8,685	(2,405)	6,280	284,941
2022	21,193	8,965	(124)	8,841	334,594
2023	1,976	397	816	1,213	91,123
Subtotal	134,005	62,662	(30)	62,632	1,657,731
Europe Insolvency
2014 (1)	49	—	49	49	—
2015	98	12	41	53	61
2016	454	83	86	169	864
2017	1,295	90	237	327	3,436
2018	1,942	216	(122)	94	8,864
2019	4,714	736	330	1,066	27,828
2020	8,233	1,307	3,089	4,396	55,042
2021	3,745	976	156	1,132	34,889
2022	2,963	1,201	131	1,332	41,786
2023	75	59	118	177	7,382
Subtotal	23,568	4,680	4,115	8,795	180,152
Total Europe	157,573	67,342	4,085	71,427	1,837,883
Total PRA Group	$411,284	$188,242	$(36,912)	$151,330	$3,286,497
(1)    Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in our 2022 Form 10-K).
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the March 31, 2023 exchange rate.

Cash Collections by Year, By Year of Purchase (1) Year-to-date as of March 31, 2023 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (3)(4)	1996-2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total
Americas and Australia Core
1996-2012	$1,541.9	$2,962.4	$554.9	$412.5	$280.3	$178.9	$118.1	$83.8	$62.9	$41.5	$29.9	$23.5	$5.1	$4,753.8
2013	390.8	—	101.6	247.9	194.0	120.8	78.9	56.5	36.9	23.2	16.7	12.5	2.6	891.6
2014	404.1	—	—	92.7	253.5	170.3	114.2	82.2	55.3	31.9	22.3	15.0	3.1	840.5
2015	443.1	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	3.8	856.9
2016	455.8	—	—	—	—	138.7	256.5	194.6	140.6	105.9	74.2	38.4	6.7	955.6
2017	532.9	—	—	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	13.1	1,054.4
2018	654.0	—	—	—	—	—	—	122.7	361.9	337.7	239.9	146.1	27.6	1,235.9
2019	581.5	—	—	—	—	—	—	—	143.8	349.0	289.8	177.7	33.1	993.4
2020	435.7	—	—	—	—	—	—	—	—	132.9	284.3	192.0	38.1	647.3
2021	435.9	—	—	—	—	—	—	—	—	—	85.0	177.3	40.2	302.5
2022	406.1	—	—	—	—	—	—	—	—	—	—	67.7	51.6	119.3
2023	117.2	—	—	—	—	—	—	—	—	—	—	—	3.0	3.0
Subtotal	6,399.0	2,962.4	656.5	753.1	844.8	837.1	860.9	945.1	1,141.5	1,271.8	1,207.0	946.0	228.0	12,654.2
Americas Insolvency
1996-2012	1,038.2	1,021.6	417.3	338.8	208.3	105.4	37.7	8.3	3.9	2.3	1.4	1.1	0.2	2,146.3
2013	227.8	—	52.5	82.6	81.7	63.4	47.8	22.0	2.9	1.3	0.8	0.5	0.1	355.6
2014	148.4	—	—	37.1	50.9	44.3	37.4	28.8	15.8	2.2	1.1	0.7	0.1	218.4
2015	63.2	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	0.1	87.8
2016	91.4	—	—	—	—	18.9	30.4	25.1	19.9	14.4	7.4	1.8	0.2	118.1
2017	275.3	—	—	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	1.6	352.5
2018	97.9	—	—	—	—	—	—	6.7	27.4	30.5	31.6	24.6	4.4	125.2
2019	123.1	—	—	—	—	—	—	—	13.5	31.4	39.1	37.8	7.7	129.5
2020	62.1	—	—	—	—	—	—	—	—	6.5	16.1	20.4	4.9	47.9
2021	55.2	—	—	—	—	—	—	—	—	—	4.6	17.9	4.3	26.8
2022	33.4	—	—	—	—	—	—	—	—	—	—	3.2	1.8	5.0
2023	15.7	—	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Subtotal	2,231.7	1,021.6	469.8	458.5	344.3	249.9	222.5	208.0	181.0	155.3	147.4	129.4	25.7	3,613.4
Total Americas and Australia	8,630.7	3,984.0	1,126.3	1,211.6	1,189.1	1,087.0	1,083.4	1,153.1	1,322.5	1,427.1	1,354.4	1,075.4	253.7	16,267.6
Europe Core
2012	20.4	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	1.2	1.2	0.9	0.1	40.5
2013	20.3	—	7.1	8.5	2.4	1.3	1.2	1.3	0.9	0.7	0.7	0.5	0.1	24.7
2014 (2)	773.8	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.3	122.2	25.5	1,738.4
2015	411.3	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	8.8	534.5
2016	333.1	—	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	7.5	389.3
2017	252.2	—	—	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	5.3	219.4
2018	341.8	—	—	—	—	—	—	24.3	88.7	71.3	69.1	50.7	10.6	314.7
2019	518.6	—	—	—	—	—	—	—	48.0	125.7	121.4	89.8	19.1	404.0
2020	324.1	—	—	—	—	—	—	—	—	32.3	91.7	69.1	14.6	207.7
2021	412.4	—	—	—	—	—	—	—	—	—	48.5	89.9	19.2	157.6
2022	359.5	—	—	—	—	—	—	—	—	—	—	33.9	21.2	55.1
2023	91.9	—	—	—	—	—	—	—	—	—	—	—	2.0	2.0
Subtotal	3,859.4	11.6	16.1	167.3	343.4	390.6	407.0	443.4	480.2	519.7	614.8	559.8	134.0	4,087.9
Europe Insolvency
2014 (2)	10.9	—	—	—	4.3	3.9	3.2	2.6	1.6	0.8	0.3	0.2	0.1	17.0
2015	19.0	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.7	0.1	26.4
2016	39.3	—	—	—	—	6.2	12.7	12.9	10.7	8.0	6.0	2.7	0.5	59.7
2017	39.2	—	—	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	1.3	45.3
2018	44.9	—	—	—	—	—	—	0.6	8.4	10.3	11.7	9.8	1.9	42.7
2019	77.2	—	—	—	—	—	—	—	5.0	21.1	23.9	21.0	4.7	75.7
2020	105.4	—	—	—	—	—	—	—	—	6.1	34.7	34.1	8.2	83.1
2021	53.2	—	—	—	—	—	—	—	—	—	5.5	14.4	3.7	23.6
2022	44.6	—	—	—	—	—	—	—	—	—	—	4.5	3.0	7.5
2023	7.4	—	—	—	—	—	—	—	—	—	—	—	0.1	0.1
Subtotal	441.1	—	—	—	7.3	14.5	22.1	28.8	38.8	59.0	93.1	93.9	23.6	381.1
Total Europe	4,300.5	11.6	16.1	167.3	350.7	405.1	429.1	472.2	519.0	578.7	707.9	653.7	157.6	4,469.0
Total PRA Group	$12,931.2	$3,995.6	$1,142.4	$1,378.9	$1,539.8	$1,492.1	$1,512.5	$1,625.3	$1,841.5	$2,005.8	$2,062.3	$1,729.1	$411.3	$20,736.6
(1)Non-U.S. amounts are presented using the average exchange rates during the cash collection period.
(2)Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in our 2022 Form 10-K).
(3)Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(4)Non-U.S. amounts are presented at the exchange rate at the end of the year in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated Remaining Collections
The following chart shows our ERC of $5,674.7 million at March 31, 2023 by geographical region (amounts in millions).
The following chart shows our ERC by year for the 12 month periods ending March 31 in each of the years presented below. The forecast amounts reflect our estimate at March 31, 2023 of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollars at the March 31, 2023 exchange rate.

The following table displays our ERC by year for the 12 month periods ending March 31 in each of the years presented below, by year, by geography as of March 31, 2023 (amounts in thousands).

ERC By Year, By Geography
	Americas and Australia Core	Americas Insolvency	Europe Core	Europe Insolvency	Total
2024	$767,512	$87,607	$491,234	$78,770	$1,425,123
2025	546,874	57,569	409,335	58,775	1,072,553
2026	352,465	33,871	341,733	38,142	766,211
2027	236,649	17,083	289,035	22,074	564,841
2028	163,723	7,239	246,997	10,939	428,898
2029	114,426	1,021	212,693	4,571	332,711
2030	80,830	11	180,413	1,242	262,496
2031	58,306	—	151,132	283	209,721
2032	39,433	—	128,611	239	168,283
2033	26,007	—	108,574	200	134,781
Thereafter	3,685	—	304,882	496	309,063
	$2,389,910	$204,401	$2,864,639	$215,731	$5,674,681
Seasonality
Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits. Typically cash collections in the Americas tend to be higher in the first half of the year due to the high volume of income tax refunds received by individuals in the U.S., and trend lower as the year progresses. In the first quarter of 2023 and the first half of 2022, this seasonal trend was not as pronounced. Additionally, 2021 deviated from usual seasonal patterns due to the impact of the COVID-19 pandemic.
Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type for the periods indicated (amounts in thousands).

Cash Collections by Geography and Type
	2023	2022				2021
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas and Australia Core	$227,960	$205,619	$225,775	$244,377	$270,284	$257,705	$276,691	$324,845
Americas Insolvency	25,751	27,971	31,911	34,278	35,209	36,851	37,464	37,768
Europe Core	134,005	134,016	132,072	142,470	151,162	155,853	151,625	157,637
Europe Insolvency	23,568	24,051	22,586	22,935	24,325	23,262	22,574	23,579
Total Cash Collections	$411,284	$391,657	$412,344	$444,060	$480,980	$473,671	$488,354	$543,829
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands).

Cash Collections by Source - Core Portfolios Only
	2023	2022				2021
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Call Center and Other Collections	$236,415	$216,182	$235,832	$260,764	$291,266	$283,606	$298,717	$338,022
External Legal Collections	54,934	48,925	49,243	50,996	55,179	55,760	54,445	61,836
Internal Legal Collections	70,616	74,528	72,772	75,087	75,001	74,192	75,154	82,624
Total Core Cash Collections	$361,965	$339,635	$357,847	$386,847	$421,446	$413,558	$428,316	$482,482

Collections Productivity (U.S. Portfolio)
The following table displays a collections productivity measure for our U.S. Portfolios for the periods indicated.

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2023	2022	2021	2020	2019
First Quarter	$207	$261	$279	$172	$139
Second Quarter	—	226	270	263	139
Third Quarter	—	210	242	246	124
Fourth Quarter	—	186	232	204	128
(1)Represents total cash collections less internal legal cash collections, external legal cash collections, and insolvency cash collections from trustee-administered accounts.

Cash Efficiency Ratio
The following table displays our cash efficiency ratio for the periods indicated.

Cash Efficiency Ratio (1)
	2023	2022	2021	2020	2019
First Quarter	54.3%	65.1%	68.0%	61.5%	59.2%
Second Quarter	—	61.3	66.8	68.7	60.4
Third Quarter	—	58.4	62.4	65.6	60.2
Fourth Quarter	—	58.6	63.5	61.9	59.7
Full Year	—	61.0	65.3	64.5	59.9
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.

Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2013. It also includes the acquisition date nonperforming loan portfolios that were acquired through our business acquisitions. The 2023 total represents portfolio acquisitions through the three months ended March 31, 2023 while the prior year totals are for the full year.
*    2014 includes portfolios acquired in connection with the acquisition of Aktiv Kapital AS in 2014 (as described in our 2022 Form 10-K).

The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands).

Portfolio Acquisitions by Geography and Type
	2023	2022				2021
	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Americas and Australia Core	$116,867	$118,581	$100,780	$99,962	$90,639	$90,263	$162,451	$98,901
Americas Insolvency	15,701	8,967	8,988	6,369	9,118	21,183	9,878	14,642
Europe Core	90,454	140,011	59,426	123,814	38,764	60,430	212,194	106,134
Europe Insolvency	7,203	20,535	13,910	1,202	8,929	29,820	7,424	—
Total Portfolio Acquisitions	$230,225	$288,094	$183,104	$231,347	$147,450	$201,696	$391,947	$219,677
Portfolio Acquisitions by Stratification (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired more than 60 million customer accounts in the U.S. (amounts in thousands).

U.S Portfolio Acquisitions by Major Asset Type
	2023		2022
	Q1		Q4		Q3		Q2		Q1
Major Credit Cards	$13,234	12.1%	$10,242	11.7%	$10,236	15.8%	$20,673	26.7%	$18,160	23.0%
Private Label Credit Cards	66,652	60.9	60,380	69.0	44,727	68.8	52,368	67.4	46,195	58.6
Consumer Finance	28,051	25.6	16,366	18.7	9,396	14.4	2,062	2.7	13,968	17.7
Auto Related	1,481	1.4	515	0.6	630	1.0	2,443	3.2	514	0.7
Total	$109,418	100.0%	$87,503	100.0%	$64,989	100.0%	$77,546	100.0%	$78,837	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2023		2022
	Q1		Q4		Q3		Q2		Q1
Fresh (1)	$70,053	74.8%	$55,117	70.2%	$30,510	54.5%	$28,235	39.7%	$29,077	41.7%
Primary (2)	3,863	4.1	511	0.7	587	1.0	369	0.5	11,445	16.4
Secondary (3)	17,789	19.0	21,620	27.5	19,886	35.5	28,148	39.5	26,748	38.4
Other (4)	2,012	2.1	1,288	1.6	5,018	9.0	14,425	20.3	2,449	3.5
Total Core	93,717	100.0%	78,536	100.0%	56,001	100.0%	71,177	100.0%	69,719	100.0%
Insolvency	15,701		8,967		8,988		6,369		9,118
Total	$109,418		$87,503		$64,989		$77,546		$78,837
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
The following table is a reconciliation of net income, as reported in accordance with GAAP, to Adjusted EBITDA for the last 12 months ("LTM") as of March 31, 2023 and for the year ended December 31, 2022 (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	LTM	For the Year Ended
	March 31, 2023	December 31, 2022
Net income attributable to PRA Group, Inc.	$18,546	$117,147
Adjustments:
Income tax expense	13,525	36,787
Foreign exchange gains	(1,508)	(985)
Interest expense, net	137,212	130,677
Other expense (1)	1,485	1,325
Depreciation and amortization	15,054	15,243
Adjustment for net income attributable to noncontrolling interests	10,931	851
Recoveries applied to negative allowance less Changes in expected recoveries	820,206	805,942
Adjusted EBITDA	$1,015,451	$1,106,987
(1) Other expense reflects non-operating related activity.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our ratios of Debt to Adjusted EBITDA for the LTM as of March 31, 2023 and for the year ended December 31, 2022 (amounts in thousands):

Debt to Adjusted EBITDA
	LTM		LTM		For the Year Ended
	March 31, 2023		March 31, 2023(1)		December 31, 2022
Borrowings	$2,937,895		$2,592,895		$2,494,858
Adjusted EBITDA	1,015,451		1,015,451		1,106,987
Debt to Adjusted EBITDA	2.89	x	2.55	x	2.25	x
(1) For the LTM as of March 31, 2023, as adjusted, assuming repayment of our 2023 Notes on March 31, 2023.

Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of March 31, 2023, cash and cash equivalents totaled $116.5 million, of which $88.4 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.
Restricted cash and cash equivalents. At March 31, 2023, we had total restricted cash and cash equivalents of $359.2 million, which we will use to retire all or a portion of our $345.0 million aggregate principal amount of 3.50% Convertible Senior Notes due June 1, 2023 ("2023 Convertible Senior Notes"), or to satisfy any other obligations with respect to such notes, and to pay redress to customers as required by the settlement with the CFPB. For more information on the CFPB settlement, see Note 12 to our Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report.
Borrowings. At March 31, 2023, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit (2)	$234,866	$840,593	$118,692
UK revolving credit	473,712	326,288	116,249
European revolving credit	401,438	432,588	201,866
Term loan	447,500	—	—
Senior Notes	1,050,000	—	—
Convertible Notes	345,000	—	—
Less: Debt discounts and issuance costs	(14,621)	—	—
Total	$2,937,895	$1,599,469	$436,807
(1) Available borrowings after calculation of current borrowing base and debt covenants as of March 31, 2023.
(2) Includes North American revolving credit facility and Colombian revolving credit facility.
On February 6, 2023, we completed the private offering of $400.0 million in aggregate principal amount of our 8.375% Senior Notes due February 1, 2028 ("2028 Notes"). We deposited $345.0 million of the net proceeds from the offering into a newly-formed segregated deposit account, included in Restricted cash and cash equivalents on our Consolidated Balance Sheets, and will use such proceeds to retire all or any portion of our 2023 Convertible Notes or to satisfy any other obligations with respect to our 2023 Convertible Notes. We used the remainder of the net proceeds from the offering to repay a portion of our outstanding borrowings under our North American revolving credit facility.
Interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (approximately $115.8 million as of March 31, 2023). Interest-bearing deposits as of March 31, 2023 were $108.8 million.
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
Uses of Liquidity and Material Cash Requirements
Forward Flows. Contractual obligations over the next year are primarily related to portfolio purchase commitments. As of March 31, 2023, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $622.4 million, of which $576.3 million is due within the next 12 months. The $622.4 million is comprised of $344.6 million for the Americas and Australia and $277.8 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.

Borrowings. Of our $2.9 billion borrowings at March 31, 2023, estimated interest, unused fees and principal payments for the next 12 months are approximately $516.8 million, of which, $355.3 million relates to principal, primarily reflecting our Convertible Senior Notes due 2023. Beyond 12 months our principal payment obligations related to debt maturities occur between one and seven years.
Many of our financing arrangements include restrictive covenants with which we must comply including a covenant that requires us to maintain positive consolidated income from operations during any fiscal quarter. We incurred a net loss from operations of $33.6 million for the three months ended March 31, 2023. We requested and were granted a one-time prospective waiver by lenders under each of our credit facilities prior to the date we were required to report and certify compliance with the covenant requiring us to maintain positive consolidated income from operations. The effect of granting the waiver prior to certification date for such compliance resulted in us maintaining compliance with the applicable financial covenants of our credit facilities as of March 31, 2023. Following the receipt of the covenant waiver on May 5, 2023, we were in compliance with the remaining applicable financial covenants of our financing arrangements as of March 31, 2023. For more information, see Note 6 to our Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report.
Share Repurchases. On February 25, 2022, we completed our $230.0 million share repurchase program. Also on February 25, 2022, our Board of Directors approved a new share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or other methods, subject to market and/or other conditions and applicable regulatory requirements. The new share repurchase program has no stated expiration date and does not obligate us to repurchase any specified amount of shares, remains subject to the discretion of our Board of Directors and, subject to compliance with applicable laws, may be modified, suspended or discontinued at any time. During the three months ended March 31, 2023, we did not repurchase any shares of our common stock. As of March 31, 2023, we had $67.7 million remaining for share repurchases under the new program. For more information, see Item 2 included in Part II of this Quarterly Report.
Leases. The majority of our leases have remaining lease terms of one to 14 years. As of March 31, 2023, we had $57.9 million in lease liabilities, of which approximately $10.5 million matures within the next 12 months. For more information, see Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Derivatives. Derivative financial instruments are entered into to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of March 31, 2023, we had $10.1 million of derivative liabilities, all of which mature within the next 12 months. For more information, see Note 7 to our Consolidated Financial Statements included in Item 8 of this Quarterly Report.
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
Cash Flows Analysis
The following table summarizes our cash flow activity for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$(47,521)	$(22,744)	$(24,777)
Investing activities	8,979	126,329	(117,350)
Financing activities	425,806	(112,647)	538,453
Effect of exchange rate on cash	3,656	910	2,746
Net increase/(decrease) in cash and cash equivalents	$390,920	$(8,152)	$399,072
Operating Activities

Cash used in operating activities mainly reflects cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. To calculate cash used in operating activities, net (loss)/income was adjusted for (i) non-cash items included in net income such as provisions for unrealized gains and losses, changes in expected recoveries, depreciation and amortization, deferred taxes, fair value changes in equity securities, and stock-based compensation as well as (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Net cash used in operating activities of $47.5 million for the three months ended March 31, 2023 increased $24.8 million from net cash used in operating activities of $22.7 million for the three months ended March 31, 2022. The change was mainly driven by lower cash collections recognized as portfolio income and the impact of foreign exchange.
Investing Activities
Cash provided by investing activities mainly reflects recoveries applied to our negative allowance. Cash used in investing activities mainly reflects acquisitions of nonperforming loans and net investment activity.
Net cash provided by investing activities decreased $117.4 million during the three months ended March 31, 2023, primarily driven by an increase of $71.6 million in purchases of finance receivables, an increase of $58.5 million in purchases of investments and a decrease of $52.6 million in recoveries applied to negative allowance. These items were partially offset by an increase of $62.0 million in proceeds from sales and maturities of investments.
Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Net cash provided by financing activities increased $538.5 million during the three months ended March 31, 2023, primarily driven by the proceeds from the issuance of our 2028 Notes of $400.0 million, a $92.4 million change from net payments on our lines of credit in the prior year quarter to net draws on our lines of credit in the current year quarter and a decrease in our purchases of common stock of $48.7 million.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $88.4 million and $75.3 million as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements see Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP. Some of our significant accounting policies require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. For a discussion of our significant accounting policies, refer to Note 1 to our Consolidated Financial Statements included in Item 8 of our 2022 Form 10-K.
We consider accounting estimates to be critical if (1) the accounting estimates made involve a significant level of estimation uncertainty and (2) have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience, current trends and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material.

We have determined that the following accounting policies involve critical estimates:
Revenue Recognition - Finance Receivables
Revenue recognition for finance receivables involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the amount and timing of cash collections we expect to receive from our pools of accounts. We review individual pools for trends, actual performance versus projections and curve shape (a graphical depiction of the amount and timing of cash collections). We then project ERC and then apply a discounted cash flow methodology to our ERC. Adjustments to ERC may include adjustments reflecting recent collection trends, our view of current and future economic conditions, changes in collection assumptions or other timing related adjustments that could impact TEC. In the first quarter of 2023, we assessed certain pools, where lower levels of performance occurred due to a softer tax season than anticipated in the U.S. coupled with a more normalized collection environment globally. The reduced performance levels in the first quarter resulted in write downs to our ERC primarily in the U.S. Core portfolio.
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
If all or part of the deferred tax assets are determined not to be realizable in the future, we would establish a valuation allowance and charge to earnings the impact in the period such a determination is made. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings. The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. For further information regarding our uncertain tax positions, refer to Note 13 to our Consolidated Financial Statements included in Item 8 of our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our activities are subject to various financial risks, including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. Our financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on our financial performance. We may periodically enter into derivative financial instruments, typically interest rate and currency derivatives, to reduce our exposure to fluctuations in interest rates on variable rate debt, fluctuations in currency rates and their impact on earnings and cash flows. We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments as these transactions were executed with a diversified group of major financial institutions with an investment-grade credit rating. Our intention is to spread our counterparty credit risk across a number of counterparties so that exposure to a single counterparty is minimized.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.6 billion as of March 31, 2023. Based on our debt structure at March 31, 2023, assuming a 50 basis point decrease in interest rates, for example, interest expense over the following 12 months would decrease by an estimated $4.3 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $4.3 million.
To reduce the exposure to changes in the market rate of interest and to be in compliance with the terms of our European and our UK revolving credit facilities, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. As of March 31, 2023, we are 68% hedged on a notional basis. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other comprehensive (loss)/income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at March 31, 2023. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts and zero interest rate floors on revolving loans under our North America, UK and European credit facilities.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended March 31, 2023, we generated $96.3 million of revenues from operations outside the U.S. and used 12 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of March 31, 2023, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2022 Form 10-K.
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
We did not repurchase any common stock during the quarter ended March 31, 2023.
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

4.7
Indenture, dated as of February 6, 2023, among PRA Group, Inc., the domestic subsidiaries of PRA Group, Inc., party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 6, 2023 (File No. 000-50058)).

4.8
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed February 26, 2021 (File No. 000-50058)).

10.1*	Executed Offer of Employment, dated March 24, 2023 by and between Vikram A. Atal and PRA Group, Inc. (filed herewith).
10.2*	Form of Performance Stock Unit Agreement (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

May 8, 2023	By:	/s/ Vikram A. Atal
Vikram A. Atal
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2023	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)