Form 10-Q
period 2023-06-30
PRA GROUP INC
filed 2023-08-08
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of July 31, 2023 was 39,241,605.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
June 30, 2023 and December 31, 2022
(Amounts in thousands)

	(unaudited)
	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$111,375	$83,376
Investments	76,169	79,948
Finance receivables, net	3,424,548	3,295,008
Income taxes receivable	36,327	31,774
Deferred tax assets, net	56,758	56,908
Right-of-use assets	51,135	54,506
Property and equipment, net	45,874	51,645
Goodwill	414,905	435,921
Other assets	103,768	86,588
Total assets	$4,320,859	$4,175,674
Liabilities and Equity
Liabilities:
Accounts payable	$6,345	$7,329
Accrued expenses	118,877	111,395
Income taxes payable	18,658	25,693
Deferred tax liabilities, net	18,463	42,918
Lease liabilities	55,723	59,384
Interest-bearing deposits	99,318	112,992
Borrowings	2,739,667	2,494,858
Other liabilities	24,134	34,355
Total liabilities	3,081,185	2,888,924
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 39,242 shares issued and outstanding at June 30, 2023; 100,000 shares authorized, 38,980 shares issued and outstanding at December 31, 2022	392	390
Additional paid-in capital	2,541	2,172
Retained earnings	1,510,592	1,573,025
Accumulated other comprehensive loss	(348,000)	(347,926)
Total stockholders' equity - PRA Group, Inc.	1,165,525	1,227,661
Noncontrolling interest	74,149	59,089
Total equity	1,239,674	1,286,750
Total liabilities and equity	$4,320,859	$4,175,674
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three and Six Months Ended June 30, 2023 and 2022
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Portfolio income	$184,290	$194,009	$372,532	$401,541
Changes in expected recoveries	21,136	56,567	(15,776)	86,481
Total portfolio revenue	205,426	250,576	356,756	488,022
Other revenue	3,810	7,686	7,950	10,845
Total revenues	209,236	258,262	364,706	498,867

Operating expenses:
Compensation and employee services	65,788	74,137	148,191	145,233
Legal collection fees	9,551	9,554	18,389	20,427
Legal collection costs	21,522	17,746	45,467	34,303
Agency fees	17,677	14,826	35,055	32,214
Outside fees and services	18,262	27,493	43,206	46,871
Communication	10,117	9,528	20,644	22,111
Rent and occupancy	4,319	4,633	8,767	9,620
Depreciation and amortization	3,482	3,865	7,071	7,643
Other operating expenses	12,957	12,743	25,999	24,741
Total operating expenses	163,675	174,525	352,789	343,163
Income from operations	45,561	83,737	11,917	155,704
Other income and (expense):
Interest expense, net	(43,022)	(31,562)	(81,305)	(63,310)
Foreign exchange gain, net	429	1,319	420	787
Other	(230)	(181)	(880)	(671)
Income/(loss) before income taxes	2,738	53,313	(69,848)	92,510
Income tax expense/(benefit)	1,578	14,177	(17,105)	18,756
Net income/(loss)	1,160	39,136	(52,743)	73,754
Adjustment for net income/(loss) attributable to noncontrolling interests	4,964	2,652	9,690	(2,702)
Net income/(loss) attributable to PRA Group, Inc.	$(3,804)	$36,484	$(62,433)	$76,456

Net income/(loss) per common share attributable to PRA Group, Inc.:
Basic	$(0.10)	$0.92	$(1.60)	$1.90
Diluted	$(0.10)	$0.91	$(1.60)	$1.88
Weighted average number of shares outstanding:
Basic	39,190	39,779	39,111	40,278
Diluted	39,190	39,900	39,111	40,602
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2023 and 2022
(unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income/(loss)	$1,160	$39,136	$(52,743)	$73,754
Other comprehensive income/(loss), net of tax
Currency translation adjustments	7,083	(115,536)	5,533	(103,266)
Cash flow hedges	5,719	5,837	888	24,417
Debt securities available-for-sale	(80)	(242)	48	(402)
Other comprehensive income/(loss)	12,722	(109,941)	6,469	(79,251)
Total comprehensive income/(loss)	13,882	(70,805)	(46,274)	(5,497)
Less comprehensive income/(loss) attributable to noncontrolling interests	8,956	(3,177)	16,232	(1,041)
Comprehensive income/(loss) attributable to PRA Group, Inc.	$4,926	$(67,628)	$(62,506)	$(4,456)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2023
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interest	Equity
Balance at December 31, 2022	38,980	$390	$2,172	$1,573,025	$(347,926)	$59,089	$1,286,750
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(58,629)	—	4,726	(53,903)
Currency translation adjustments	—	—	—	—	(4,101)	2,551	(1,550)
Cash flow hedges	—	—	—	—	(4,831)	—	(4,831)
Debt securities available-for-sale	—	—	—	—	128	—	128
Vesting of restricted stock	190	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,799	—	—	—	3,799
Employee stock relinquished for payment of taxes	—	—	(5,684)	—	—	—	(5,684)
Balance at March 31, 2023	39,170	$392	$285	$1,514,396	$(356,730)	$66,366	$1,224,709
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(3,804)	—	4,964	1,160
Currency translation adjustments	—	—	—	—	3,091	3,992	7,083
Cash flow hedges	—	—	—	—	5,719	—	5,719
Debt securities available-for-sale	—	—	—	—	(80)	—	(80)
Distributions to noncontrolling interest	—	—	—	—	—	(1,173)	(1,173)
Vesting of restricted stock	72	—	—	—	—	—	—
Share-based compensation expense	—	—	2,715	—	—	—	2,715
Employee stock relinquished for payment of taxes	—	—	(459)	—	—	—	(459)
Balance at June 30, 2023	39,242	$392	$2,541	$1,510,592	$(348,000)	$74,149	$1,239,674

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2022
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interest	Equity
Balance at December 31, 2021	41,008	$410	$—	$1,552,845	$(266,909)	$38,491	$1,324,837
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	39,972	—	(5,354)	34,618
Currency translation adjustments	—	—	—	—	4,780	7,490	12,270
Cash flow hedges	—	—	—	—	18,580	—	18,580
Debt securities available-for-sale	—	—	—	—	(160)	—	(160)
Vesting of restricted stock	262	3	(3)	—	—	—	—
Repurchase and cancellation of common stock	(860)	(9)	4,527	(43,972)	—	—	(39,454)
Share-based compensation expense	—		3,891	—	—	—	3,891
Employee stock relinquished for payment of taxes	—	—	(8,415)	—	—	—	(8,415)
Balance at March 31, 2022	40,410	$404	$—	$1,548,845	$(243,709)	$40,627	$1,346,167

Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	36,484	—	2,652	39,136
Currency translation adjustments	—	—	—	—	(109,707)	(5,829)	(115,536)
Cash flow hedges	—	—	—	—	5,837	—	5,837
Debt securities available-for-sale	—	—	—	—	(242)	—	(242)
Distributions to noncontrolling interest	—	—	—	—	—	(3,494)	(3,494)
Contributions from noncontrolling interest	—	—	—	—	—	1,599	1,599
Vesting of restricted stock	37	—	—	—	—	—	—
Repurchase and cancellation of common stock	(808)	(8)	(3,835)	(31,092)	—	—	(34,935)
Share-based compensation expense	—	—	3,849	—	—	—	3,849
Employee stock relinquished for payment of taxes	—	—	(14)	—	—	—	(14)
Balance at June 30, 2022	39,639	$396	$—	$1,554,237	$(347,821)	$35,555	$1,242,367
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
(unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income/(loss)	$(52,743)	$73,754
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	6,514	7,740
Depreciation and amortization	7,071	7,643
Gain on extinguishment of debt	(343)	—
Amortization of debt discount and issuance costs	4,825	5,098
Changes in expected recoveries	15,776	(86,481)
Deferred income taxes	(24,439)	484
Net unrealized foreign currency transactions	(27,907)	(22,597)
Fair value in earnings for equity securities	593	(148)
Other	(1,301)	(614)
Changes in operating assets and liabilities:
Other assets	(1,306)	(490)
Accounts payable	(1,016)	1,288
Income taxes payable, net	(13,629)	(5,941)
Accrued expenses	6,650	(16,505)
Other liabilities	738	(5,382)
Right-of-use asset/lease liability	(322)	387
Net cash provided by/(used in) operating activities	(80,839)	(41,764)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,091)	(8,212)
Purchases of finance receivables	(559,547)	(378,798)
Recoveries applied to negative allowance	463,966	535,537
Purchases of investments	(60,057)	(2,292)
Proceeds from sales and maturities of investments	62,762	775
Net cash provided by/(used in) investing activities	(93,967)	147,010
Cash flows from financing activities:
Proceeds from lines of credit	459,432	1,262,320
Principal payments on lines of credit	(274,772)	(1,267,470)
Retirement of Convertible Senior Notes due 2023	(345,000)	—
Proceeds from issuance of Senior Notes due 2028	400,000	—
Principal payments on long-term debt	(5,000)	(5,000)
Repurchases of senior notes	(3,657)	—
Repurchases of common stock	—	(86,371)
Payments of origination cost and fees	(5,324)	(7,727)
Tax withholdings related to share-based payments	(6,142)	(8,428)
Distributions paid to noncontrolling interest	(1,172)	(3,493)
Contributions from noncontrolling interest	—	1,599
Net increase/(decrease) in interest-bearing deposits	(9,869)	4,326
Net cash provided by/(used in) financing activities	208,496	(110,244)
Effect of exchange rate on cash	6,216	(14,958)
Net increase/(decrease) in cash and cash equivalents	39,906	(19,956)
Cash and cash equivalents, beginning of period	84,759	89,072
Cash and cash equivalents, end of period	$124,665	$69,116

Supplemental disclosure of cash flow information:
Cash paid for interest	$51,652	$59,487
Cash paid for income taxes	20,859	24,127

Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per Consolidated Balance Sheets	$111,375	$67,974
Restricted cash included in Other assets per Consolidated Balance Sheets	13,290	1,142
Total cash, cash equivalents and restricted cash	$124,665	$69,116
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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of June 30, 2023, its Consolidated Income Statements and Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, and its Consolidated Statements of Changes in Equity and Statements of Cash Flows for the six months ended June 30, 2023 and 2022, have been included. The Company's Consolidated Income Statements for the three and six months ended June 30, 2023 may not be indicative of future results.
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
Investments in companies in which the Company has significant influence over operating and financing decisions, but does not own a majority of the voting equity interests or exercise control, are accounted for in accordance with the equity method of accounting, which requires the Company to recognize its proportionate share of the entity's net earnings. Income or loss from these investments is included in Other revenue.
The Company performs on-going reassessments of whether changes in facts and circumstances regarding the Company’s involvement with an entity would cause the Company’s consolidation conclusions to change.
Segments: The Company has determined that it has two operating segments that meet the aggregation criteria of Accounting Standards Codification ("ASC") 280, Segment Reporting ("ASC 280") and, therefore, it has one reportable segment; accounts receivable management. This conclusion is based on similarities among the operating units, including economic characteristics, the nature of the products and services, the nature of the production processes, the types or class of customer for their products and services, the methods used to distribute their products and services and the nature of the regulatory environment.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Revenues and long-lived assets by geographical location: Revenues for the three and six months ended June 30, 2023 and 2022, and long-lived assets held at June 30, 2023 and 2022, both for the U.S., the Company's country of domicile, and outside of the U.S., were as follows (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
U.S.	$94,246	$72,114	$136,852	$82,927
United Kingdom	35,261	11,877	45,880	12,105
Brazil	25,369	3	12,814	3
Other (1)	54,360	13,015	62,716	15,024
Total	$209,236	$97,009	$258,262	$110,059

	As of and for the		As of and for the
	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
U.S.	$153,393	$72,114	$288,277	$82,927
United Kingdom	68,570	11,877	89,834	12,105
Brazil	44,635	3	32,080	3
Other (1)	98,108	13,015	88,676	15,024
Total	$364,706	$97,009	$498,867	$110,059
(1) None of the countries included in "Other" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
(2) Based on the Company’s financial statement information used to produce the Company's general-purpose financial statements, it is impracticable to report further breakdowns of revenues from external customers by product or service.
Revenues are attributed to countries based on the location of the related operations. Long-lived assets consist of net property and equipment and right-of-use ("ROU") assets. The Company reports revenues earned from collection activities on nonperforming loans, fee-based services and investments.
2. Finance Receivables, net:
Finance receivables, net consisted of the following at June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,424,548	3,295,008
Balance at end of period	$3,424,548	$3,295,008
Three Months Ended June 30, 2023 and 2022
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended June 30, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended June 30, 2023
	Core	Insolvency	Total
Balance at beginning of period	$2,935,850	$350,647	$3,286,497
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	308,274	19,485	327,759
Foreign currency translation adjustment	23,380	4,034	27,414
Recoveries applied to negative allowance (2)	(198,897)	(39,361)	(238,258)
Changes in expected recoveries (3)	17,798	3,338	21,136
Balance at end of period	$3,086,405	$338,143	$3,424,548

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2022
	Core	Insolvency	Total
Balance at beginning of period	$2,902,321	$408,426	$3,310,747
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	223,776	7,570	231,346
Foreign currency translation adjustment	(143,630)	(14,132)	(157,762)
Recoveries applied to negative allowance (2)	(211,028)	(46,238)	(257,266)
Changes in expected recoveries (3)	43,322	13,245	56,567
Balance at end of period	$2,814,761	$368,871	$3,183,632
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended June 30, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended June 30, 2023
	Core	Insolvency	Total
Face value	$2,217,262	$91,940	$2,309,202
Noncredit discount	(240,532)	(6,742)	(247,274)
Allowance for credit losses at acquisition	(1,668,456)	(65,713)	(1,734,169)
Purchase price	$308,274	$19,485	$327,759

	Three Months Ended June 30, 2022
	Core	Insolvency	Total
Face value	$1,108,890	$36,076	$1,144,966
Noncredit discount	(145,332)	(3,250)	(148,582)
Allowance for credit losses at acquisition	(739,782)	(25,256)	(765,038)
Purchase price	$223,776	$7,570	$231,346
The initial negative allowance recorded on portfolio acquisitions for the three months ended June 30, 2023 and 2022 was as follows (amounts in thousands):

	Three Months Ended June 30, 2023
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,668,456)	$(65,713)	$(1,734,169)
Writeoffs, net	1,668,456	65,713	1,734,169
Expected recoveries	308,274	19,485	327,759
Initial negative allowance for expected recoveries	$308,274	$19,485	$327,759

	Three Months Ended June 30, 2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(739,782)	$(25,256)	$(765,038)
Writeoffs, net	739,782	25,256	765,038
Expected recoveries	223,776	7,570	231,346
Initial negative allowance for expected recoveries	$223,776	$7,570	$231,346

PRA Group, Inc.
Notes to Consolidated Financial Statements
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the three months ended June 30, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended June 30, 2023
	Core	Insolvency	Total
Recoveries (a)	$373,178	$49,370	$422,548
Less - amounts reclassified to portfolio income	174,281	10,009	184,290
Recoveries applied to negative allowance	$198,897	$39,361	$238,258

	Three Months Ended June 30, 2022
	Core	Insolvency	Total
Recoveries (a)	$393,149	$58,126	$451,275
Less - amounts reclassified to portfolio income	182,121	11,888	194,009
Recoveries applied to negative allowance	$211,028	$46,238	$257,266
(a) Recoveries include cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries for the three months ended June 30, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended June 30, 2023
	Core	Insolvency	Total
Changes in expected future recoveries	$(3,738)	$(474)	$(4,212)
Recoveries received in excess of forecast	21,536	3,812	25,348
Changes in expected recoveries	$17,798	$3,338	$21,136

	Three Months Ended June 30, 2022
	Core	Insolvency	Total
Changes in expected future recoveries	$15,640	$5,059	$20,699
Recoveries received in excess of forecast	27,682	8,186	35,868
Changes in expected recoveries	$43,322	$13,245	$56,567
In order to estimate future cash collections, the Company considered historical performance and current economic forecasts, as well as expectations for short-term and long-term growth and consumer habits in the various geographies in which the Company operates. The Company considered recent collection activity in its determination to adjust assumptions related to estimated remaining collections ("ERC") for certain pools. Based on these considerations, the Company’s estimates of ERC incorporate changes in both amounts and in the timing of expected cash collections over the forecast period.
Changes in expected recoveries for the three months ended June 30, 2023 were a net positive $21.1 million. This includes $25.3 million in recoveries received in excess of forecast (cash collections overperformance) and a $4.2 million negative adjustment to changes in expected future recoveries. The $25.3 million in recoveries received in excess of forecast was largely due to overperformance generated from larger than expected one-time payments in Europe and performance on new vintages in South America.
Changes in expected recoveries for the three months ended June 30, 2022 were a net positive $56.6 million. This includes $35.9 million in recoveries received in excess of forecast, reflecting strong cash collections overperformance in Europe and a $20.7 million positive adjustment to changes in expected future recoveries. The changes in expected future recoveries included the Company's assumption that the majority of the overperformance was due to acceleration in the timing of cash collections. The Company also made near-term adjustments to expected future collections in certain geographies, bringing them in line with recent performance trends, with corresponding adjustments made later in the forecast period.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2023 and 2022
Changes in the negative allowance for expected recoveries by portfolio segment for the six months ended June 30, 2023 and 2022 were as follows (amounts in thousands):

	Six Months Ended June 30, 2023
	Core	Insolvency	Total
Balance at beginning of period	$2,936,207	$358,801	$3,295,008
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	515,595	42,389	557,984
Foreign currency translation adjustment	43,216	8,082	51,298
Recoveries applied to negative allowance (2)	(385,283)	(78,683)	(463,966)
Changes in expected recoveries (3)	(23,330)	7,554	(15,776)
Balance at end of period	$3,086,405	$338,143	$3,424,548

	Six Months Ended June 30, 2022
	Core	Insolvency	Total
Balance at beginning of period	$2,989,932	$438,353	$3,428,285
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	353,180	25,618	378,798
Foreign currency translation adjustment	(154,639)	(19,756)	(174,395)
Recoveries applied to negative allowance (2)	(442,181)	(93,356)	(535,537)
Changes in expected recoveries (3)	68,469	18,012	86,481
Balance at end of period	$2,814,761	$368,871	$3,183,632
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the six months ended June 30, 2023 and 2022 were as follows (amounts in thousands):

	Six Months Ended June 30, 2023
	Core	Insolvency	Total
Face value	$3,725,226	$196,750	$3,921,976
Noncredit discount	(391,043)	(14,784)	(405,827)
Allowance for credit losses at acquisition	(2,818,588)	(139,577)	(2,958,165)
Purchase price	$515,595	$42,389	$557,984

	Six Months Ended June 30, 2022
	Core	Insolvency	Total
Face value	$2,056,947	$133,159	$2,190,106
Noncredit discount	(236,932)	(9,102)	(246,034)
Allowance for credit losses at acquisition	(1,466,835)	(98,439)	(1,565,274)
Purchase price	$353,180	$25,618	$378,798

PRA Group, Inc.
Notes to Consolidated Financial Statements
The initial negative allowance recorded on portfolio acquisitions for the six months ended June 30, 2023 and 2022 was as follows (amounts in thousands):

	Six Months Ended June 30, 2023
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(2,818,588)	$(139,577)	$(2,958,165)
Writeoffs, net	2,818,588	139,577	2,958,165
Expected recoveries	515,595	42,389	557,984
Initial negative allowance for expected recoveries	$515,595	$42,389	$557,984

	Six Months Ended June 30, 2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,466,835)	$(98,439)	$(1,565,274)
Writeoffs, net	1,466,835	98,439	1,565,274
Expected recoveries	353,180	25,618	378,798
Initial negative allowance for expected recoveries	$353,180	$25,618	$378,798
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the six months ended June 30, 2023 and 2022 were as follows (amounts in thousands):

	Six Months Ended June 30, 2023
	Core	Insolvency	Total
Recoveries (a)	$737,414	$99,084	$836,498
Less - amounts reclassified to portfolio income	352,131	20,401	372,532
Recoveries applied to negative allowance	$385,283	$78,683	$463,966

	Six Months Ended June 30, 2022
	Core	Insolvency	Total
Recoveries (a)	$818,657	$118,421	$937,078
Less - amounts reclassified to portfolio income	376,476	25,065	401,541
Recoveries applied to negative allowance	$442,181	$93,356	$535,537
(a) Recoveries include cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries for the six months ended June 30, 2023 and 2022 were as follows (amounts in thousands):

	Six Months Ended June 30, 2023
	Core	Insolvency	Total
Changes in expected future recoveries	$(45,153)	$191	$(44,962)
Recoveries received in excess of forecast	21,823	7,363	29,186
Changes in expected recoveries	$(23,330)	$7,554	$(15,776)

	Six Months Ended June 30, 2022
	Core	Insolvency	Total
Changes in expected future recoveries	$25,411	$1,534	$26,945
Recoveries received in excess of forecast	43,058	16,478	59,536
Changes in expected recoveries	$68,469	$18,012	$86,481

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in expected recoveries for the six months ended June 30, 2023 were a net negative $15.8 million. This includes $29.2 million in recoveries received in excess of forecast (cash collections overperformance), primarily due to strong performance in Europe and South America, and a $45.0 million negative adjustment to changes in expected future recoveries. The changes in expected future recoveries reflect the Company's assessment of certain pools, which resulted in a reduction of expected cash flows due to collections performance in U.S. call centers resulting from weaker economic conditions.
Changes in expected recoveries for the six months ended June 30, 2022 were a net positive $86.5 million. This includes $59.5 million in recoveries received in excess of forecast (cash collections overperformance) and a $26.9 million positive adjustment to changes in expected future recoveries. The changes in expected future recoveries included the Company's continued assumption that the majority of overperformance was due to acceleration in the timing of cash collections. The Company also made near-term adjustments to expected future collections in certain geographies, bringing them in line with recent performance trends, with corresponding adjustments made later in the forecast period. The change in expected recoveries also included a $20.5 million write down during the first quarter in 2022 on one portfolio in Brazil.
3. Investments:
Investments consisted of the following at June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Debt securities
Available-for-sale	$62,740	$66,813
Equity securities
Private equity funds	3,427	4,373
Equity method investments	10,002	8,762
Total investments	$76,169	$79,948
Debt Securities
Available-for-sale
Government securities: The Company's investments in government instruments, including bonds and treasury securities, are classified as available-for-sale and stated at fair value. At June 30, 2023 maturities for these securities were $58.9 million due within one year and $3.9 million due within one to two years.
The amortized cost and estimated fair value of investments in debt securities at June 30, 2023 and December 31, 2022 were as follows (amounts in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$62,930	$77	$267	$62,740

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$67,049	$1	$237	$66,813
Equity Securities
Private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 1% interest.
Equity Method Investments
The Company has an 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil. This investment is accounted for under the equity method because the Company exercises significant influence over RCB’s operating and financial activities. Accordingly, the Company’s investment in RCB is adjusted for the Company’s proportionate share of RCB’s earnings or losses, capital contributions made and distributions received.

PRA Group, Inc.
Notes to Consolidated Financial Statements
4. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2022 and concluded that goodwill was not impaired. The Company performed its quarterly impairment assessment by evaluating whether any triggering events had occurred, which included considering current market conditions, and concluded that no such events had occurred as of June 30, 2023.
Changes in goodwill for the three and six months ended June 30, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$420,647	$483,380	$435,921	$480,263
Change in foreign currency translation adjustment	(5,742)	(46,348)	(21,016)	(43,231)
Balance at end of period	$414,905	$437,032	$414,905	$437,032
5. Leases:
The Company's operating lease portfolio primarily includes corporate offices and call centers. The majority of its leases have remaining lease terms of one year to 13 years, some of which include options to extend the leases for up to five years, and others include options to terminate the leases within one year. Exercises of lease renewal options are typically at the Company's sole discretion, with renewal periods included in ROU assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The components of lease expense for the three and six months ended June 30, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$2,604	$3,088	$5,515	$6,320
Short-term lease expense	566	195	1,027	1,099
Sublease income	(137)	(115)	(275)	(230)
Total lease expense	$3,033	$3,168	$6,267	$7,189

Supplemental cash flow information and non-cash activity related to leases for the six months ended June 30, 2023 and 2022 were as follows (amounts in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,041	$5,952

ROU assets obtained in exchange for operating lease obligations	2,630	5,766
Lease term and discount rate information related to operating leases were as follows:

	Six Months Ended June 30,
	2023	2022
Weighted-average remaining lease term (years)	7.7	8.4

Weighted-average discount rate	4.62%	4.47%

PRA Group, Inc.
Notes to Consolidated Financial Statements
Maturities of lease liabilities at June 30, 2023 were as follows for the following periods (amounts in thousands):

Operating Leases
For the six months ending December 31, 2023	$5,259
For the year ending December 31, 2024	10,228
For the year ending December 31, 2025	10,018
For the year ending December 31, 2026	8,917
For the year ending December 31, 2027	6,141
Thereafter	26,061
Total lease payments	66,624
Less: imputed interest	10,901
Total present value of lease liabilities	$55,723
6. Borrowings:
The Company's borrowings consisted of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Americas revolving credit (1)	$273,397	$186,867
UK revolving credit	512,791	453,528
Europe revolving credit	476,089	419,856
Term loan	445,000	450,000
Senior notes	1,046,000	650,000
Convertible notes	—	345,000
	2,753,277	2,505,251
Less: Debt discount and issuance costs	(13,610)	(10,393)
Total	$2,739,667	$2,494,858
(1) Includes the North American revolving credit facility and an unsecured credit agreement with Banco de Occidente (the "Colombian Revolving Credit Facility"). As of June 30, 2023 and December 31, 2022, the outstanding balance under the Colombian Revolving Credit Facility was $1.3 million and $0.5 million, respectively.
The following principal payments are due on the Company's borrowings as of June 30, 2023 for the 12-month periods ending June 30, (amounts in thousands):

2024	$10,587
2025	10,441
2026	308,295
2027	1,199,865
2028	874,089
Thereafter	350,000
Total	$2,753,277
During the three months ended June 30, 2023, the Company repurchased a total of $4.0 million in aggregate principal amount of the senior notes.
The Company determined that it was in compliance with the covenants of its financing arrangements as of June 30, 2023.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian Administrative Agent, and a syndicate of lenders named therein (the "North American Credit Agreement"). The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which

PRA Group, Inc.
Notes to Consolidated Financial Statements
consists of (i) a fully-funded $445.0 million term loan, (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lenders) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate, Canadian dollar offered rate, or the Secured Overnight Financing Rate ("SOFR"), for the applicable term plus 2.25% per annum, or 2.00% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0. The revolving loans within the credit facility are subject to a 0% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0, payable quarterly in arrears and matures July 30, 2026. As of June 30, 2023, the unused portion of the North American Credit Agreement was $802.9 million. Considering borrowing base restrictions, as of June 30, 2023, the amount available to be drawn was $109.0 million.
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
In preparation for reference rate reform on London Interbank Offered Rate ("LIBOR") borrowings and its official discontinuation after June 30, 2023, the Company executed an amendment to its North American Credit Agreement to allow for previously outstanding LIBOR borrowings and subsequent borrowings to use SOFR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by US Treasury securities. The amendment allows the Company the choice of either borrowing at Daily Simple SOFR plus 0.10% credit adjustment spread or Term SOFR plus 0.10% credit adjustment spread. As of June 30, 2023, all of the Company’s previously outstanding LIBOR borrowings under the North American Credit Agreement were converted to Daily Simple SOFR plus 0.10% credit adjustment spread.
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
The UK Credit Agreement consists of an $800.0 million revolving credit facility (subject to a borrowing base), and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions. Borrowings, which are available in U.S. dollars, euro and pounds sterling, accrue interest for the applicable term at SOFR or Sterling Overnight Index Average ("SONIA") or, in the case of euro borrowings, Euribor plus an applicable margin of 2.50% per annum plus a credit adjustment spread of 0.10%. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the applicable margin will increase to 2.75%. The UK Credit Agreement also has a commitment fee of 0.30% per annum, payable quarterly in arrears. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the commitment fee increases to 0.35% per annum. The UK Credit Agreement matures on July 30, 2026. As of June 30, 2023, the unused portion of the UK Credit Agreement was $287.2 million. Considering borrowing base restrictions, as of June 30, 2023, the amount available to be drawn under the UK Credit Agreement was $56.0 million.
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
The European Credit Agreement provides borrowings for an aggregate amount of approximately €730.0 million (subject to the borrowing base) and an uncommitted accordion feature for up to €500.0 million, subject to certain conditions. Borrowings, which are available in euro, Norwegian krone, Danish krone, Swedish krona, and Polish zloty, accrue interest at the Interbank Offered Rate plus 2.80% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bear an unused line fee, currently 1.085% per annum, or 35% of the margin, are subject to a 0% floor, are payable monthly in arrears and mature November 23, 2027. Additionally, the Company has a separate agreement with the Agent for an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the Agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears and matures November 23, 2027. As of June 30, 2023, the unused portion of the European Credit Agreement (including the overdraft facility) was $358.5 million. Considering borrowing base restrictions and other covenants as of June 30, 2023, the amount available to be drawn under the European Credit Agreement (including the overdraft facility) was $167.5 million.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
Senior Notes due 2028
On February 6, 2023, the Company completed the private offering of $400.0 million aggregate principal amount of its 8.375% Senior Notes due 2028 ("2028 Notes"). The 2028 Notes were issued pursuant to an Indenture dated February 6, 2023 (the "2023 Indenture"), between the Company and Regions Bank, as trustee. The 2023 Indenture contains customary terms and covenants, including certain events of default after which the 2028 Notes may be due and payable immediately. The 2028 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American Credit Agreement, subject to certain exceptions. Interest on the 2028 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Substantially all of the net proceeds received from the 2028 Notes were used to retire the 2023 Notes (as defined below). The Company used the remainder of the net proceeds to repay a portion of its outstanding borrowings under the domestic revolving credit facility under the North America Credit Agreement.
On or after February 1, 2025, the 2028 Notes may be redeemed at the Company's option in whole or in part at a price equal to 104.188% of the aggregate principal amount of the 2028 Notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning February 1 of each year to 102.094% for 2026 and then 100% for 2027 and thereafter.
In addition, on or before February 1, 2025, the Company may redeem up to an aggregate of 40% of the aggregate principal amount of the 2028 Notes at a redemption price of 108.375% plus accrued and unpaid interest with the net cash proceeds of a public offering of common stock of the Company, provided that at least 60% in aggregate principal amount of the 2028 Notes remains outstanding immediately after the occurrence of such redemption and that such redemption will occur within 90 days of the date of the closing of such public offering.
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
During the three months ended June 30, 2023, the Company repurchased $2.0 million in aggregate principal amount of the 2028 Notes.
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
The 2025 Notes may be redeemed, at the Company's option, in whole or in part, at a price equal to 103.688% of the aggregate principal amount of the 2025 Notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning September 1 of each year to 101.844% for 2023 and then 100% for 2024 and thereafter.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
During the three months ended June 30, 2023, the Company repurchased $2.0 million in aggregate principal amount of the 2025 Notes.
Convertible Senior Notes due 2023
The Company used substantially all of the net proceeds from the issuance of the 2028 Notes to retire the $345.0 million aggregate principal amount of its 3.50% Convertible Senior Notes at their maturity on June 1, 2023 (the "2023 Notes"). Interest expense related to the 2023 Notes for the three and six months ended June 30, 2023 and 2022, was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense - stated coupon rate	$2,013	$3,019	$5,032	$6,038
Interest expense - amortization of debt issuance costs	311	435	748	855
Total interest expense - convertible notes	$2,324	$3,454	$5,780	$6,893
7. Derivatives:
The Company periodically enters into derivative financial instruments; typically interest rate swap agreements, interest rate caps and foreign currency contracts, to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed, nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the counterparty to assess the counterparty's ability to honor its obligations. Counterparty default would expose the Company to fluctuations in interest and currency rates. Derivative financial instruments are recognized at fair value in the Company's Consolidated Balance Sheets.
The following table summarizes the fair value of derivative instruments as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$39,795	Other assets	$37,305
Interest rate contracts	Other liabilities	540	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	4,966	Other assets	487
Foreign currency contracts	Other liabilities	8,576	Other liabilities	19,120
Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of June 30, 2023 and December 31, 2022, the notional amount of interest rate contracts designated as cash flow hedging instruments was $729.5 million and $719.7 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remained highly effective at June 30, 2023 and have remaining terms of 6 months to three years. The Company estimates that approximately $18.3 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the Company's Consolidated Financial Statements for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Gain/(loss) recognized in OCI, net of tax
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedging instruments	2023	2022	2023	2022
Interest rate contracts	$10,771	$4,713	$10,142	$21,123

	Gain/(loss) reclassified from OCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Location of gain/(loss) reclassified from OCI into income	2023	2022	2023	2022
Interest expense, net	$6,670	$(1,468)	$12,168	$(4,202)
During the three months ended June 30, 2023, the Company elected certain of the optional expedients in accordance with ASU 2021-01, "Reference Rate Reform (Topic 848): Overall" ("ASU 2021-01") to maintain cash flow hedge accounting for interest contracts with a combined notional amount of $300.0 million.
Derivatives Not Designated as Hedging Instruments:
The Company enters into foreign currency contracts to economically hedge foreign currency re-measurement exposure related to certain balances denominated in currencies other than the functional currency of the entity. Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of June 30, 2023 and December 31, 2022, the notional amount of foreign currency contracts was $1,693.0 million and $460.8 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's Consolidated Income Statements for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

		Gain/(loss) recognized in income
		Three Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in income	2023	2022
Foreign currency contracts	Foreign exchange gain/(loss), net	(7,589)	32,859
Foreign currency contracts	Interest expense, net	631	(619)

		Gain/(loss) recognized in income
		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in income	2023	2022
Foreign currency contracts	Foreign exchange gain/(loss), net	$(15,287)	$39,352
Foreign currency contracts	Interest expense, net	1,153	(951)
8. Fair Value:
As defined by ASC Topic 820, "Fair Value Measurement and Disclosures" ("ASC 820"), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires the consideration of different input levels in the determination of fair value, as follows:
•Level 1: Quoted prices in active markets for identical assets and liabilities.
•Level 2: Observable inputs other than Level 1 quoted prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•Level 3: Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or

PRA Group, Inc.
Notes to Consolidated Financial Statements
similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
Financial Instruments Not Carried at Fair Value
In accordance with the disclosure requirements of ASC Topic 825, "Financial Instruments" ("ASC 825"), the table below summarizes fair value estimates for the Company's financial instruments that are not carried at fair value. The total of the fair values presented does not represent, and should not be construed to represent, the underlying value of the Company.
The carrying amounts in the table below were recorded in the Company's Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$111,375	$111,375	$83,376	$83,376
Finance receivables, net	3,424,548	3,183,414	3,295,008	3,167,813
Financial liabilities:
Interest-bearing deposits	99,318	99,318	112,992	112,992
Revolving lines of credit	1,262,277	1,262,277	1,060,251	1,060,251
Term loan	445,000	445,000	450,000	450,000
Senior Notes	1,046,000	913,620	650,000	580,433
Convertible Notes	—	—	345,000	341,926
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
Senior Notes and Convertible Notes: The fair value estimates for the Senior Notes and Convertible Notes incorporate quoted market prices obtained from secondary market broker quotes, which were derived from a variety of inputs including client orders, information from their pricing vendors, modeling software and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Carried at Fair Value
The carrying amounts in the following tables were measured at fair value on a recurring basis in the Company's Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$62,740	$—	$—	$62,740
Derivative contracts (recorded in Other assets)	—	44,761	—	44,761
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	9,116	—	9,116

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$66,813	$—	$—	$66,813
Derivative contracts (recorded in Other assets)	—	37,792	—	37,792
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	19,120	—	19,120
Government securities: Fair value of the Company's investments in government securities is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Derivative contracts: Fair value of derivative contracts is estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses Level 2 inputs for its fair value estimates.
Investments measured using net asset value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities, including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidation of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the NAV practical expedient was $3.4 million and $4.4 million as of June 30, 2023 and December 31, 2022, respectively.
9. Accumulated Other Comprehensive Loss:
Reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended June 30,
Gains/(losses) on cash flow hedges	2023	2022	Location in the Consolidated Income Statement
Interest rate swaps	$(6,670)	$(1,468)	Interest expense, net
Income tax effect of item above	1,618	344	Income tax expense/(benefit)
Total losses on cash flow hedges	$(5,052)	$(1,124)

	Six Months Ended June 30,
Gains/(losses) on cash flow hedges	2023	2022	Location in the Consolidated Income Statement
Interest rate swaps	$(12,168)	$(4,202)	Interest expense, net
Income tax effect of item above	2,914	908	Income tax expense/(benefit)
Total losses on cash flow hedges	$(9,254)	$(3,294)

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following tables represent the changes in accumulated other comprehensive loss by component, after tax, for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended June 30, 2023
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(109)	$22,973	$(379,594)	$(356,730)
Other comprehensive gain/(loss) before reclassifications	(80)	10,771	3,091	13,782
Reclassifications, net	—	(5,052)	—	(5,052)
Net current period other comprehensive gain/(loss)	(80)	5,719	3,091	8,730
Balance at end of period	$(189)	$28,692	$(376,503)	$(348,000)

	Three Months Ended June 30, 2022
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(381)	$13,209	$(256,537)	$(243,709)
Other comprehensive gain/(loss) before reclassifications	(242)	4,713	(109,707)	(105,236)
Reclassifications, net	—	1,124	—	1,124
Net current period other comprehensive gain/(loss)	(242)	5,837	(109,707)	(104,112)
Balance at end of period	$(623)	$19,046	$(366,244)	$(347,821)
(1) Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(1.9) million and $(1.4) million for the three months ended June 30, 2023 and 2022, respectively.

	Six Months Ended June 30, 2023
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(237)	$27,804	$(375,493)	$(347,926)
Other comprehensive gain/(loss) before reclassifications	48	10,142	(1,010)	9,180
Reclassifications, net	—	(9,254)	—	(9,254)
Net current period other comprehensive gain/(loss)	48	888	(1,010)	(74)
Balance at end of period	$(189)	$28,692	$(376,503)	$(348,000)

	Six Months Ended June 30, 2022
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(221)	$(5,371)	$(261,317)	$(266,909)
Other comprehensive gain/(loss) before reclassifications	(402)	21,123	(104,927)	(84,206)
Reclassifications, net	—	3,294	—	3,294
Net current period other comprehensive gain/(loss)	(402)	24,417	(104,927)	(80,912)
Balance at end of period	$(623)	$19,046	$(366,244)	$(347,821)
(1) Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(9.5) million and $(2.6) million for the six months ended June 30, 2023 and 2022, respectively.
10. Earnings per Share:
Basic EPS is computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS is computed using the same components as basic EPS, with the denominator adjusted for the dilutive effect of the conversion spread of the Convertible Notes and nonvested share awards, if they are

PRA Group, Inc.
Notes to Consolidated Financial Statements
dilutive. There were no dilutive effects caused by the Convertible Notes since issuance through their retirement on June 1, 2023. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
On February 25, 2022, the Company's Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock. We did not repurchase any common stock during the six months ended June 30, 2023. As of June 30, 2023, the Company had $67.7 million remaining for share repurchases.
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and six months ended June 30, 2023 and 2022 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2023			2022
	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$(3,804)	39,190	$(0.10)	$36,484	39,779	$0.92
Dilutive effect of nonvested share awards		—	—		121	(0.01)
Diluted EPS	$(3,804)	39,190	$(0.10)	$36,484	39,900	$0.91

	Six Months Ended June 30,
	2023			2022
	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$(62,433)	39,111	$(1.60)	$76,456	40,278	$1.90
Dilutive effect of nonvested share awards		—	—		324	(0.02)
Diluted EPS	$(62,433)	39,111	$(1.60)	$76,456	40,602	$1.88
There were no options outstanding, antidilutive or otherwise, as of June 30, 2023 and 2022.
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
At June 30, 2023, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2014 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, recording deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated, the Company may need to accrue and pay taxes, although foreign tax credits and exemptions may be available to partially reduce U.S. income taxes. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $83.2 million and $75.3 million as of June 30, 2023 and December 31, 2022, respectively.
12. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with certain of its current and former U.S. executive officers, which expire on December 31, 2023. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company’s overall performance against its short and long-term financial and strategic objectives. The agreements also contain customary confidentiality and non-compete provisions. At June 30, 2023, estimated future

PRA Group, Inc.
Notes to Consolidated Financial Statements
compensation under these agreements was $4.4 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result, it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $4.4 million total above.
Forward Flow Agreements:
The Company is party to several forward flow agreements that allow for the purchase of nonperforming loans at pre-established prices. The maximum remaining amount to be purchased under forward flow agreements at June 30, 2023 was $557.7 million.
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
The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company's best estimate of such losses for those cases for which such estimates can be made. The Company's estimate involves significant judgment given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings. In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claim, the Company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter's current status and the damages sought or demands made. Accordingly, the Company's estimate will change from time to time, and actual losses could be more than the current estimate.
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at June 30, 2023, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities.
As of June 30, 2023, there were no material developments in any of the legal proceedings disclosed in the Company's 2022 Form 10-K, or March 31, 2023 Quarterly Report on Form 10-Q, and there were no new material legal proceedings during the six months ended June 30, 2023.
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
Forward-Looking Statements:
This Quarterly Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical fact are forward-looking statements, including statements regarding overall cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans, strategies and anticipated events or trends. Our results could differ materially from those expressed or implied by such forward-looking statements, or our forward-looking statements could be wrong, as a result of risks, uncertainties and assumptions, including the following:
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
•"Insolvency" accounts or portfolios refer to accounts or portfolios of nonperforming loans that are in an insolvent status when we purchase them and, as such, are purchased as a pool of insolvent accounts. These accounts include IVAs, Trust Deeds in the UK, Consumer Proposals in Canada and bankruptcy accounts in the U.S., Canada, Germany and the UK.
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

Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. We are headquartered in Norfolk, Virginia, and as of June 30, 2023, employed 3,145 full-time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA."
Executive Overview
For the three months ended June 30, 2023, we had:
•Total portfolio purchases of $327.8 million.
•Total cash collections of $419.3 million.
•Estimated remaining collections of $5.9 billion.
•Cash efficiency ratio of 61.2%.
•Diluted earnings per share of $(0.10).
For the six months ended June 30, 2023, we had:
•Total portfolio purchases of $558.0 million.
•Total cash collections of $830.6 million.
•Estimated remaining collections of $5.9 billion.
•Cash efficiency ratio of 57.8%.
•Diluted earnings per share of $(1.60).
We believe our cash forecast curves are appropriate given the information we have as of the date of this Quarterly Report. However, we continue to operate in an economic environment that includes elevated levels of inflation, rising interest rates, foreign exchange rate fluctuations, and concerns of a global recession. Given the continuing weak economic conditions, there may be some near-term pressure on cash collections. Note that factors that can cause near-term collections pressure are also typically the same factors that historically have led to more portfolio supply, as consumers struggle to manage and pay down their debt. We cannot predict the full extent to which these items will impact our business, results of operations and financial condition.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. Certain prior year amounts have been reclassified for consistency with the current year presentation. The following table sets forth our Consolidated Income Statement amounts as a percentage of Total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Revenues:
Portfolio income	$184,290	88.1%	$194,009	75.1%	$372,532	102.1%	$401,541	80.5%
Changes in expected recoveries	21,136	10.1	56,567	21.9	(15,776)	(4.3)	86,481	17.3
Total portfolio revenue	205,426	98.2	250,576	97.0	356,756	97.8	488,022	97.8
Other revenue	3,810	1.8	7,686	3.0	7,950	2.2	10,845	2.2
Total revenues	209,236	100.0	258,262	100.0	364,706	100.0	498,867	100.0

Operating expenses:
Compensation and employee services	65,788	31.4	74,137	28.7	148,191	40.6	145,233	29.1
Legal collection fees	9,551	4.6	9,554	3.7	18,389	5.0	20,427	4.1
Legal collection costs	21,522	10.3	17,746	6.9	45,467	12.5	34,303	6.9
Agency fees	17,677	8.4	14,826	5.8	35,055	9.6	32,214	6.5
Outside fees and services	18,262	8.7	27,493	10.6	43,206	11.9	46,871	9.4
Communication	10,117	4.8	9,528	3.7	20,644	5.7	22,111	4.4
Rent and occupancy	4,319	2.1	4,633	1.8	8,767	2.4	9,620	1.9
Depreciation and amortization	3,482	1.7	3,865	1.5	7,071	1.9	7,643	1.5
Other operating expenses	12,957	6.2	12,743	4.9	25,999	7.1	24,741	5.0
Total operating expenses	163,675	78.2	174,525	67.6	352,789	96.7	343,163	68.8
Income from operations	45,561	21.8	83,737	32.4	11,917	3.3	155,704	31.2
Other income and (expense):
Interest expense, net	(43,022)	(20.6)	(31,562)	(12.2)	(81,305)	(22.3)	(63,310)	(12.8)
Foreign exchange gain, net	429	0.2	1,319	0.5	420	0.1	787	0.2
Other	(230)	(0.1)	(181)	(0.1)	(880)	(0.3)	(671)	(0.1)
Income/(loss) before income taxes	2,738	1.3	53,313	20.6	(69,848)	(19.2)	92,510	18.5
Income tax expense/(benefit)	1,578	0.8	14,177	5.5	(17,105)	(4.7)	18,756	3.7
Net income/(loss)	1,160	0.5	39,136	15.1	(52,743)	(14.5)	73,754	14.8
Adjustment for net income/(loss) attributable to noncontrolling interests	4,964	2.4	2,652	1.0	9,690	2.7	(2,702)	(0.5)
Net income/(loss) attributable to PRA Group, Inc.	$(3,804)	(1.9)%	$36,484	14.1%	$(62,433)	(17.2)%	$76,456	15.3%

Three Months Ended June 30, 2023 Compared To Three Months Ended June 30, 2022
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Americas and Australia Core	$220,886	$244,377	$(23,491)	(9.6)%
Americas Insolvency	26,384	34,278	(7,894)	(23.0)
Europe Core	149,324	142,470	6,854	4.8
Europe Insolvency	22,725	22,935	(210)	(0.9)
Total cash collections	$419,319	$444,060	$(24,741)	(5.6)%

Cash collections adjusted (1)	$419,319	$441,697	$(22,378)	(5.1)%
(1) Cash collections adjusted refers to 2022 cash collections remeasured using 2023 exchange rates.
Cash collections were $419.3 million for the three months ended June 30, 2023, a decrease of $24.7 million, or 5.6%, compared to $444.0 million for the three months ended June 30, 2022. The decrease was primarily due to lower cash collections of $33.1 million, or 23.9%, in U.S. call center and other collections, and lower cash collections of $7.9 million, or 23.0%, in Americas Insolvency collections, both reflecting lower recent purchasing levels in recent years. U.S. legal cash collections decreased $8.9 million, or 12.0%, reflecting the impact from the lower volume of accounts placed in the legal channel due to lower purchasing levels in recent years. These decreases were partially offset by an increase in Europe cash collections of $6.6 million, or 4.0%, and an increase of $18.5 million, or 58.6%, in cash collections in the Other Americas Core pools, both driven by higher recent purchases.
Revenues
Revenue generation for the periods indicated was as follows (amounts in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Portfolio income	$184,290	$194,009	$(9,719)	(5.0)%
Changes in expected recoveries	21,136	56,567	(35,431)	(62.6)
Total portfolio revenue	205,426	250,576	(45,150)	(18.0)
Other revenue	3,810	7,686	(3,876)	(50.4)
Total revenues	$209,236	$258,262	$(49,026)	(19.0)%
Total Portfolio Revenue
Total portfolio revenue was $205.4 million for the three months ended June 30, 2023, a decrease of $45.2 million, or 18.0%, compared to $250.6 million for the three months ended June 30, 2022. The decrease was largely driven by lower purchasing, lower levels of cash overperformance and an increase to the ERC of certain older pools during the three months ended June 30, 2022, that did not recur during the three months ended June 30, 2023.
Other Revenue
Other revenue was $3.8 million for the three months ended June 30, 2023, a decrease of $3.9 million compared to $7.7 million for the three months ended June 30, 2022. The decrease was primarily due to the timing of settlements in our claims processing company, Claims Compensation Bureau, LLC ("CCB").
Operating Expenses
Total operating expenses were $163.7 million for the three months ended June 30, 2023, a decrease of $10.8 million, or 6.2%, compared to $174.5 million for the three months ended June 30, 2022.

Compensation and Employee Services
Compensation and employee services expenses were $65.8 million for the three months ended June 30, 2023, a decrease of $8.3 million, or 11.2%, compared to $74.1 million for the three months ended June 30, 2022. The decrease mainly reflects lower compensation accruals and lower healthcare expense.
Legal Collection Costs
Legal collection costs consist primarily of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. These costs were $21.5 million for the three months ended June 30, 2023, an increase of $3.8 million, or 21.5%, compared to $17.7 million for the three months ended June 30, 2022. The increase reflects the higher volume of accounts in the legal channel in the U.S.
Agency Fees
Agency fees were $17.7 million for the three months ended June 30, 2023, an increase of $2.9 million, or 19.6%, compared to $14.8 million for the three months ended June 30, 2022. The increase is primarily due to the increase in cash collections in South America.
Outside Fees and Services
Outside fees and services expenses were $18.3 million for the three months ended June 30, 2023, a decrease of $9.2 million, or 33.5%, compared to $27.5 million for the three months ended June 30, 2022. The decrease was primarily due to higher corporate legal fees during the three months ended June 30, 2022.
Interest Expense, Net
Interest expense, net was $43.0 million for the three months ended June 30, 2023, an increase of $11.4 million, or 36.3%, compared to $31.6 million for the three months ended June 30, 2022, primarily reflecting a higher average debt balance and increased interest rates. Interest income increased $4.1 million primarily as a result of the cash we received and invested from the issuance of our Senior Notes due 2028 ("2028 Notes"). We used substantially all of the net proceeds from our 2028 Notes to retire our Convertible Senior Notes due 2023 (the "2023 Notes"), which matured on June 1, 2023.
Interest expense, net consisted of the following (amounts in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest on debt obligations and unused line fees	$25,154	$16,720	$8,434	50.4%
Interest on senior notes	18,165	9,906	8,259	83.4
Coupon interest on convertible notes	2,013	3,019	(1,006)	(33.3)
Amortization of loan fees and other loan costs	2,384	2,471	(87)	(3.5)
Interest income	(4,694)	(554)	(4,140)	747.3
Interest expense, net	$43,022	$31,562	$11,460	36.3%
Income Tax Expense/(Benefit)
Income tax expense was $1.6 million for the three months ended June 30 2023, a decrease of $12.6 million, or 88.9%, compared to $14.2 million for the three months ended June 30, 2022. During the three months ended June 30, 2023, our effective tax rate was 57.6%, compared to 26.6% for the three months ended June 30, 2022. The decrease in income tax expense was primarily due to lower income before taxes during the three months ended June 30, 2023, which decreased by $50.6 million, or 94.9%. The increase in our effective tax rate was primarily due to the timing of discrete items.

Six Months Ended June 30, 2023 Compared To Six Months Ended June 30, 2022
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Americas and Australia Core	$448,846	$514,661	$(65,815)	(12.8)%
Americas Insolvency	52,135	69,487	(17,352)	(25.0)
Europe Core	283,329	293,632	(10,303)	(3.5)
Europe Insolvency	46,293	47,260	(967)	(2.0)
Total cash collections	$830,603	$925,040	$(94,437)	(10.2)

Cash collections adjusted (1)	$830,603	$906,980	$(76,377)	(8.4)%
(1) Cash collections adjusted refers to 2022 cash collections remeasured using 2023 exchange rates.
Cash collections were $830.6 million for the six months ended June 30, 2023, a decrease of $94.4 million, or 10.2%, compared to $925.0 million for the six months ended June 30, 2022. The decrease was largely due to a decline of $81.8 million, or 27.3%, in cash collections in U.S. call center and other collections, and lower cash collections of $17.4 million, or 25.0%, in Americas Insolvency collections, both reflecting lower purchasing levels. U.S. legal cash collections decreased $22.4 million, or 14.4%, reflecting the impact from the lower volume of accounts in the legal channel due to lower purchasing levels in recent periods. Europe collections decreased $11.3 million, or 3.3%, due to the strengthening of the U.S. dollar, partially offset by higher levels of portfolio purchases in recent years. These decreases were partially offset by an increase in cash collections in the Other Americas Core pools of $38.4 million, or 63.7%, due mainly to recent purchases.
Revenues
Revenue generation for the periods indicated was as follows (amounts in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Portfolio income	$372,532	$401,541	$(29,009)	(7.2)%
Changes in expected recoveries	(15,776)	86,481	(102,257)	(118.2)
Total portfolio revenue	356,756	488,022	(131,266)	(26.9)
Other revenue	7,950	10,845	(2,895)	(26.7)
Total revenues	$364,706	$498,867	$(134,161)	(26.9)%
Total Portfolio Revenue
Total portfolio revenue was $356.8 million for the six months ended June 30, 2023, a decrease of $131.2 million, or 26.9%, compared to $488.0 million for the six months ended June 30, 2022. The decrease was largely driven by lower purchasing, lower levels of cash overperformance and an increase to the ERC of certain older pools during the six months ended June 30, 2022, that did not recur during the six months ended June 30, 2023. Additionally, and primarily impacting the first quarter of 2023, we experienced a softer tax season than we had anticipated, with U.S. collections lower than our expectations, which then prompted a reduction in forward-looking ERC. This resulted in a negative $31.1 million net present value adjustment for our U.S. Core portfolio, with nearly half of this adjustment related to the 2021 U.S. Core vintage. This vintage includes the cohort of customers whose accounts were charged-off in peak stimulus periods. We believe this effect, along with inflation and other macroeconomic factors, to be the drivers of the underperformance. In total, Europe overperformed our expectations by 7.0% during the six months ended June 30, 2023. This is a lower margin than we experienced in prior quarters, and given the uncertain economic conditions globally, we made fewer adjustments to the forward-looking ERC than in the prior year.
Other revenue
Other revenue was $8.0 million for the six months ended June 30, 2023, a decrease of $2.8 million compared to $10.8 million for the six months ended June 30, 2022. The decrease was primarily due to the timing of settlements in CCB.

Operating Expenses
Operating expenses were $352.8 million for the six months ended June 30, 2023, an increase of $9.6 million, or 2.8%, compared to $343.2 million for the six months ended June 30, 2022.
Compensation and Employee Services
Compensation and employee services expenses were $148.2 million for the six months ended June 30, 2023, an increase of $3.0 million, or 2.1%, compared to $145.2 million for the six months ended June 30, 2022. The increase mainly reflects higher severance expenses of $7.5 million, partially offset by lower compensation accruals and a decrease in temporary labor and healthcare expenses.
Legal Collection Fees
Legal collection fees were $18.4 million for the six months ended June 30, 2023, a decrease of $2.0 million, or 9.8%, compared to $20.4 million for the six months ended June 30, 2022. The impact from lower external legal cash collections in the U.S. was partially offset by higher costs in South America driven by higher cash collections.
Legal Collection Costs
Legal collection costs were $45.5 million for the six months ended June 30, 2023, an increase of $11.2 million, or 32.7%, compared to $34.3 million for the six months ended June 30, 2022. The increase reflects the higher volume of accounts in the legal channel.
Agency Fees
Agency fees were $35.1 million for the six months ended June 30, 2023, an increase of $2.9 million, or 9.0%, compared to $32.2 million for the six months ended June 30, 2022. The increase is primarily due to the increase in cash collections in South America.
Outside Fees and Services
Outside fees and services expenses were $43.2 million for the six months ended June 30, 2023, a decrease of $3.7 million, or 7.9%, compared to $46.9 million for the six months ended June 30, 2022. The decrease reflects lower corporate legal costs and lower consulting fees.
Interest Expense, Net
Interest expense, net was $81.3 million for the six months ended June 30, 2023, an increase of $18.0 million, or 28.4%, compared to $63.3 million for the six months ended June 30, 2022, primarily reflecting a higher average debt balance and increased interest rates. Interest income increased $7.6 million primarily due to the cash we received and invested from the issuance of our 2028 Notes, substantially all of the net proceeds of which we used to retire our 2023 Notes.
Interest expense, net consisted of the following (amounts in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Interest on debt obligations and unused line fees	$46,978	$33,515	$13,463	40.2%
Interest on senior notes	33,238	19,813	13,425	67.8
Coupon interest on convertible notes	5,032	6,038	(1,006)	(16.7)
Amortization of loan fees and other loan costs	4,825	5,098	(273)	(5.4)
Interest income	(8,768)	(1,154)	(7,614)	659.8
Interest expense, net	$81,305	$63,310	$17,995	28.4%
Income Tax Expense/(Benefit)
Income tax benefit was $17.1 million for the six months ended June 30, 2023, a decrease of $35.9 million, or 191.0%, compared to income tax expense of $18.8 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, our effective tax rate was 24.5%, compared to 20.3% for the six months ended June 30, 2022. The decrease in income tax expense was primarily due to lower income before taxes during the six months ended June 30, 2023, which decreased $162.3 million, or 175.5%. The increase in effective tax rate was mainly due to a change in total discrete items.

Supplemental Performance Data
Finance Receivables Portfolio Performance
We purchase portfolios of nonperforming loans from a variety of credit originators or acquire portfolios through business acquisitions and segregate them into two main portfolio segments; Core or Insolvency, based on the status of the account upon acquisition. In addition, the accounts are segregated into geographical regions based upon where the account was acquired. Ultimately, accounts are aggregated into annual pools based on portfolio segment, geography, and year of acquisition. Portfolios of accounts that were in an insolvency status at the time of acquisition are represented in the Insolvency tables below. All other acquisitions of portfolios of accounts are included in our Core portfolio tables as represented below. Once an account is initially segregated, it is not later transferred from an Insolvency pool to a Core pool or vice versa, and the account continues to be accounted for as originally segregated regardless of any future changes in operational status. Specifically, if a Core account files for bankruptcy or insolvency protection after acquisition, we adjust our collection practices to comply with any respective bankruptcy or insolvency rules or policies; however, the account remains in the Core pool. In the event an insolvency account is dismissed from its bankruptcy or insolvency status whether voluntarily or involuntarily, we are typically free to pursue alternative collection activities; however, the account remains in the Insolvency pool.
The purchase price multiple represents our estimate of total cash collections over the original purchase price of the portfolio. Purchase price multiples can vary over time due to a variety of factors, including pricing competition, supply levels, paper type, age of the accounts acquired, mix of portfolios purchased, costs to collect, expected returns and changes in operational efficiency. For example, increased pricing due to elevated levels of competition or supply constraints negatively impacts purchase price multiples as we pay more to buy similar portfolios of nonperforming loans.
Further, there is a direct relationship between the price we pay for a portfolio, the purchase price multiple and the effective interest rate of the pool. When we pay more for a portfolio, the purchase price multiple and effective interest rates are generally lower. The opposite tends to occur when we pay less for a portfolio. Certain types of accounts have lower collection costs, and we generally pay more for these types of accounts, resulting in a lower purchase price multiple, while realizing similar net income margins when compared with other portfolio purchases. Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing, this will generally lead to lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the accounts, which impact the cost to collect those accounts. Fresher accounts, for example, typically carry lower associated collection costs, while older accounts and lower balance accounts typically carry higher costs and, as a result, require higher purchase price multiples to achieve the same net profitability as fresher paper.
Revenue recognition is driven by estimates of the amount and timing of future cash collections. We record new portfolio acquisitions at the purchase price, which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, portfolios are aggregated into annual pools, and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the purchase price amount is fixed at the aggregated amounts paid to acquire the portfolio, the effective interest rate is fixed at the amount we expect to collect, discounted at the rate to equate purchase price to the recovery estimate, and the currency rates are fixed for purposes of comparability in future periods. Depending on the level of performance and expected future impacts from our operations, we may update ERC and TEC levels based on the results of our cash forecasting with the correlating adjustment to the purchase price multiple. We follow an established process to evaluate ERC. During the first years following purchase, we typically do not adjust our purchase price multiples. Following the initial years, as we gain collection experience and confidence with a pool of accounts, we may begin to increase our purchase price multiples. Over time, our TEC has often increased as pools have aged resulting in the ratio of TEC to purchase price for any given year of buying to gradually increase. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all of the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of categories of portfolio segments and related geographies.

Purchase Price Multiples as of June 30, 2023 Amounts in thousands
Purchase Period	Purchase Price (2)(3)	Total Estimated Collections (4)	Estimated Remaining Collections (5)	Current Purchase Price Multiple	Original Purchase Price Multiple (6)
Americas and Australia Core
1996-2012	$1,541,896	$4,801,032	$35,742	311%	238%
2013	390,826	908,961	15,139	233%	211%
2014	404,117	875,120	23,495	217%	204%
2015	443,114	898,649	41,331	203%	205%
2016	455,767	1,075,028	75,099	236%	201%
2017	532,851	1,196,768	121,179	225%	193%
2018	653,975	1,463,790	175,567	224%	202%
2019	581,476	1,292,608	228,655	222%	206%
2020	435,668	947,717	266,397	218%	213%
2021	435,846	779,861	454,830	179%	191%
2022	406,082	717,643	565,409	177%	179%
2023	290,363	543,178	521,588	187%	187%
Subtotal	6,571,981	15,500,355	2,524,431
Americas Insolvency
1996-2012	1,038,223	2,146,538	141	207%	165%
2013	227,834	355,648	71	156%	133%
2014	148,420	218,724	198	147%	124%
2015	63,170	87,934	144	139%	125%
2016	91,442	117,589	300	129%	123%
2017	275,257	356,042	2,196	129%	125%
2018	97,879	136,240	7,243	139%	127%
2019	123,077	168,530	31,391	137%	128%
2020	62,130	90,253	37,232	145%	136%
2021	55,187	73,503	41,973	133%	136%
2022	33,442	46,367	39,066	139%	139%
2023	27,890	37,711	36,646	135%	135%
Subtotal	2,243,951	3,835,079	196,601
Total Americas and Australia	8,815,932	19,335,434	2,721,032
Europe Core
2012	20,409	44,201	—	217%	187%
2013	20,334	27,152	1	134%	119%
2014 (1)	773,811	2,376,921	364,157	307%	208%
2015	411,340	728,356	141,410	177%	160%
2016	333,090	569,221	174,415	171%	167%
2017	252,174	358,126	111,139	142%	144%
2018	341,775	542,585	211,437	159%	148%
2019	518,610	811,906	359,355	157%	152%
2020	324,119	557,541	280,147	172%	172%
2021	412,411	696,596	453,152	169%	170%
2022	359,447	579,891	512,047	161%	162%
2023	229,639	380,036	367,155	165%	165%
Subtotal	3,997,159	7,672,532	2,974,415
Europe Insolvency
2014 (1)	10,876	18,759	—	172%	129%
2015	18,973	29,137	29	154%	139%
2016	39,338	57,203	879	145%	130%
2017	39,235	51,448	2,859	131%	128%
2018	44,908	52,496	7,939	117%	123%
2019	77,218	111,099	27,995	144%	130%
2020	105,440	156,603	56,480	149%	129%
2021	53,230	71,526	39,592	134%	134%
2022	44,604	60,962	52,786	137%	137%
2023	14,903	20,194	19,764	136%	136%
Subtotal	448,725	629,427	208,323
Total Europe	4,445,884	8,301,959	3,182,738
Total PRA Group	$13,261,816	$27,637,393	$5,903,770
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
(5)Non-U.S. amounts are presented at the June 30, 2023 exchange rate.
(6)The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of June 30, 2023 Amounts in thousands
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables as of June 30, 2023 (3)
Americas and Australia Core
1996-2012	$9,407	$5,726	$2,165	$7,891	$8,736
2013	5,018	2,074	1,691	3,765	6,184
2014	6,072	2,647	1,592	4,239	8,721
2015	7,298	4,546	(1,742)	2,804	16,768
2016	12,881	8,924	(2,923)	6,001	24,568
2017	24,012	14,002	(7,329)	6,673	50,764
2018	51,716	21,384	1,099	22,483	96,987
2019	62,005	27,748	(3,330)	24,418	123,803
2020	71,291	31,280	(6,902)	24,378	148,339
2021	76,537	43,081	(28,614)	14,467	240,168
2022	101,232	51,627	959	52,586	339,760
2023	21,377	12,774	3,748	16,522	285,203
Subtotal	448,846	225,813	(39,586)	186,227	1,350,001
Americas Insolvency
1996-2012	400	145	258	403	—
2013	142	71	71	142	—
2014	245	148	51	199	—
2015	178	69	44	113	74
2016	451	82	138	220	249
2017	2,978	291	680	971	1,963
2018	8,083	780	(1,051)	(271)	6,851
2019	15,448	1,902	531	2,433	29,200
2020	10,026	2,334	561	2,895	32,162
2021	9,004	2,508	614	3,122	34,969
2022	4,115	1,997	270	2,267	30,625
2023	1,065	795	300	1,095	27,709
Subtotal	52,135	11,122	2,467	13,589	163,802
Total Americas and Australia	500,981	236,935	(37,119)	199,816	1,513,803
Europe Core
2012	365	—	365	365	—
2013	181	—	181	181	—
2014 (1)	55,192	35,710	7,687	43,397	102,679
2015	17,749	8,435	275	8,710	77,966
2016	15,146	7,950	(274)	7,676	102,601
2017	10,432	3,863	(734)	3,129	76,915
2018	21,311	7,788	1,290	9,078	140,472
2019	38,976	12,329	9,440	21,769	246,350
2020	29,367	11,374	(96)	11,278	172,695
2021	37,411	17,015	(4,298)	12,717	273,361
2022	44,445	17,762	(207)	17,555	320,550
2023	12,754	4,091	2,628	6,719	222,815
Subtotal	283,329	126,317	16,257	142,574	1,736,404
Europe Insolvency
2014 (1)	128	—	128	128	—
2015	256	18	157	175	26
2016	875	149	214	363	651
2017	2,461	162	491	653	2,663
2018	3,909	397	(82)	315	7,290
2019	9,275	1,401	543	1,944	24,764
2020	15,653	2,559	3,104	5,663	50,125
2021	7,343	1,907	187	2,094	33,095
2022	5,969	2,386	143	2,529	40,826
2023	424	301	201	502	14,901
Subtotal	46,293	9,280	5,086	14,366	174,341
Total Europe	329,622	135,597	21,343	156,940	1,910,745
Total PRA Group	$830,603	$372,532	$(15,776)	$356,756	$3,424,548
(1)    Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in our 2022 Form 10-K).
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the June 30, 2023 exchange rate.

Cash Collections by Year, By Year of Purchase (1) Year-to-date as of June 30, 2023 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (3)(4)	1996-2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total
Americas and Australia Core
1996-2012	$1,541.9	$2,962.4	$554.9	$412.5	$280.3	$178.9	$118.1	$83.8	$62.9	$41.5	$29.9	$23.5	$9.4	$4,758.1
2013	390.8	—	101.6	247.9	194.0	120.8	78.9	56.5	36.9	23.2	16.7	12.5	5.0	894.0
2014	404.1	—	—	92.7	253.5	170.3	114.2	82.2	55.3	31.9	22.3	15.0	6.1	843.5
2015	443.1	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	7.3	860.4
2016	455.8	—	—	—	—	138.7	256.5	194.6	140.6	105.9	74.2	38.4	12.9	961.8
2017	532.9	—	—	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	24.0	1,065.3
2018	654.0	—	—	—	—	—	—	122.7	361.9	337.7	239.9	146.1	51.7	1,260.0
2019	581.5	—	—	—	—	—	—	—	143.8	349.0	289.8	177.7	62.0	1,022.3
2020	435.7	—	—	—	—	—	—	—	—	132.9	284.3	192.0	71.3	680.5
2021	435.9	—	—	—	—	—	—	—	—	—	85.0	177.3	76.5	338.8
2022	406.1	—	—	—	—	—	—	—	—	—	—	67.7	101.2	168.9
2023	290.4	—	—	—	—	—	—	—	—	—	—	—	21.4	21.4
Subtotal	6,572.2	2,962.4	656.5	753.1	844.8	837.1	860.9	945.1	1,141.5	1,271.8	1,207.0	946.0	448.8	12,875.0
Americas Insolvency
1996-2012	1,038.2	1,021.6	417.3	338.8	208.3	105.4	37.7	8.3	3.9	2.3	1.4	1.1	0.4	2,146.5
2013	227.8	—	52.5	82.6	81.7	63.4	47.8	22.0	2.9	1.3	0.8	0.5	0.1	355.6
2014	148.4	—	—	37.1	50.9	44.3	37.4	28.8	15.8	2.2	1.1	0.7	0.2	218.5
2015	63.2	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	0.2	87.9
2016	91.4	—	—	—	—	18.9	30.4	25.1	19.9	14.4	7.4	1.8	0.5	118.4
2017	275.3	—	—	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	3.0	353.9
2018	97.9	—	—	—	—	—	—	6.7	27.4	30.5	31.6	24.6	8.1	128.9
2019	123.1	—	—	—	—	—	—	—	13.5	31.4	39.1	37.8	15.4	137.2
2020	62.1	—	—	—	—	—	—	—	—	6.5	16.1	20.4	10.0	53.0
2021	55.2	—	—	—	—	—	—	—	—	—	4.6	17.9	9.0	31.5
2022	33.4	—	—	—	—	—	—	—	—	—	—	3.2	4.1	7.3
2023	27.9	—	—	—	—	—	—	—	—	—	—	—	1.1	1.1
Subtotal	2,243.9	1,021.6	469.8	458.5	344.3	249.9	222.5	208.0	181.0	155.3	147.4	129.4	52.1	3,639.8
Total Americas and Australia	8,816.1	3,984.0	1,126.3	1,211.6	1,189.1	1,087.0	1,083.4	1,153.1	1,322.5	1,427.1	1,354.4	1,075.4	500.9	16,514.8
Europe Core
2012	20.4	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.5	1.2	1.2	0.9	0.4	40.8
2013	20.3	—	7.1	8.5	2.4	1.3	1.2	1.3	0.9	0.7	0.7	0.5	0.2	24.8
2014 (2)	773.8	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.3	122.2	55.2	1,768.1
2015	411.3	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	17.7	543.4
2016	333.1	—	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	15.1	396.9
2017	252.2	—	—	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	10.4	224.5
2018	341.8	—	—	—	—	—	—	24.3	88.7	71.3	69.1	50.7	21.3	325.4
2019	518.6	—	—	—	—	—	—	—	48.0	125.7	121.4	89.8	39.0	423.9
2020	324.1	—	—	—	—	—	—	—	—	32.3	91.7	69.1	29.4	222.5
2021	412.4	—	—	—	—	—	—	—	—	—	48.5	89.9	37.4	175.8
2022	359.5	—	—	—	—	—	—	—	—	—	—	33.9	44.4	78.3
2023	229.6	—	—	—	—	—	—	—	—	—	—	—	12.8	12.8
Subtotal	3,997.1	11.6	16.1	167.3	343.4	390.6	407.0	443.4	480.2	519.7	614.8	559.8	283.3	4,237.2
Europe Insolvency
2014 (2)	10.9	—	—	—	4.3	3.9	3.2	2.6	1.6	0.8	0.3	0.2	0.1	17.0
2015	19.0	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.7	0.3	26.6
2016	39.3	—	—	—	—	6.2	12.7	12.9	10.7	8.0	6.0	2.7	0.9	60.1
2017	39.2	—	—	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	2.5	46.5
2018	44.9	—	—	—	—	—	—	0.6	8.4	10.3	11.7	9.8	3.9	44.7
2019	77.2	—	—	—	—	—	—	—	5.0	21.1	23.9	21.0	9.3	80.3
2020	105.4	—	—	—	—	—	—	—	—	6.1	34.7	34.1	15.7	90.6
2021	53.2	—	—	—	—	—	—	—	—	—	5.5	14.4	7.3	27.2
2022	44.6	—	—	—	—	—	—	—	—	—	—	4.5	6.0	10.5
2023	14.9	—	—	—	—	—	—	—	—	—	—	—	0.4	0.4
Subtotal	448.6	—	—	—	7.3	14.5	22.1	28.8	38.8	59.0	93.1	93.9	46.4	403.9
Total Europe	4,445.7	11.6	16.1	167.3	350.7	405.1	429.1	472.2	519.0	578.7	707.9	653.7	329.7	4,641.1
Total PRA Group	$13,261.8	$3,995.6	$1,142.4	$1,378.9	$1,539.8	$1,492.1	$1,512.5	$1,625.3	$1,841.5	$2,005.8	$2,062.3	$1,729.1	$830.6	$21,155.9
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

Estimated Remaining Collections
The following chart shows our ERC of $5,903.8 million at June 30, 2023 by geographical region (amounts in millions).
The following chart shows our ERC by year for the 12 month periods ending June 30 in each of the years presented below. The forecast amounts reflect our estimate at June 30, 2023 of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollars at the June 30, 2023 exchange rate.

The following table displays our ERC by year for the 12 month periods ending June 30 in each of the years presented below, by year, by geography as of June 30, 2023 (amounts in thousands).

ERC By Year, By Geography
	Americas and Australia Core	Americas Insolvency	Europe Core	Europe Insolvency	Total
2024	$792,577	$82,834	$510,595	$77,190	$1,463,196
2025	580,633	54,370	424,304	56,380	1,115,687
2026	378,940	32,775	353,408	36,217	801,340
2027	253,996	17,552	299,477	21,052	592,077
2028	175,542	7,915	256,456	10,704	450,617
2029	122,563	1,138	220,835	4,527	349,063
2030	86,576	17	186,025	1,108	273,726
2031	61,573	—	157,052	272	218,897
2032	41,917	—	133,970	229	176,116
2033	27,147	—	111,893	191	139,231
Thereafter	2,967	—	320,400	453	323,820
	$2,524,431	$196,601	$2,974,415	$208,323	$5,903,770
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
Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type for the periods indicated (amounts in thousands).

Cash Collections by Geography and Type
	2023		2022				2021
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas and Australia Core	$220,886	$227,960	$205,619	$225,775	$244,377	$270,284	$257,705	$276,691
Americas Insolvency	26,384	25,751	27,971	31,911	34,278	35,209	36,851	37,464
Europe Core	149,324	134,005	134,016	132,072	142,470	151,162	155,853	151,625
Europe Insolvency	22,725	23,568	24,051	22,586	22,935	24,325	23,262	22,574
Total Cash Collections	$419,319	$411,284	$391,657	$412,344	$444,060	$480,980	$473,671	$488,354
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands).

Cash Collections by Source - Core Portfolios Only
	2023		2022				2021
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Call Center and Other Collections	$231,183	$236,415	$216,182	$235,832	$260,764	$291,266	$283,606	$298,717
External Legal Collections	53,439	54,934	48,925	49,243	50,996	55,179	55,760	54,445
Internal Legal Collections	85,588	70,616	74,528	72,772	75,087	75,001	74,192	75,154
Total Core Cash Collections	$370,210	$361,965	$339,635	$357,847	$386,847	$421,446	$413,558	$428,316

Collections Productivity (U.S. Portfolio)
The following table displays a collections productivity measure for our U.S. Portfolios for the periods indicated.

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2023	2022	2021	2020	2019
First Quarter	$207	$261	$279	$172	$139
Second Quarter	199	226	270	263	139
Third Quarter	—	210	242	246	124
Fourth Quarter	—	186	232	204	128
(1)Represents total cash collections less internal legal cash collections, external legal cash collections, and insolvency cash collections from trustee-administered accounts.

Cash Efficiency Ratio
The following table displays our cash efficiency ratio for the periods indicated.

Cash Efficiency Ratio (1)
	2023	2022	2021	2020	2019
First Quarter	54.3%	65.1%	68.0%	61.5%	59.2%
Second Quarter	61.2	61.3	66.8	68.7	60.4
Third Quarter	—	58.4	62.4	65.6	60.2
Fourth Quarter	—	58.6	63.5	61.9	59.7
Full Year	—	61.0	65.3	64.5	59.9
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.

Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2013. It also includes the acquisition date of nonperforming loan portfolios that were acquired through our business acquisitions. The 2023 total represents portfolio acquisitions through the six months ended June 30, 2023 while the prior year totals are for the full year.
*    2014 includes portfolios acquired in connection with the acquisition of Aktiv Kapital AS in 2014 (as described in our 2022 Form 10-K).

The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands).

Portfolio Acquisitions by Geography and Type
	2023		2022				2021
	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Americas and Australia Core	$171,440	$116,867	$118,581	$100,780	$99,962	$90,639	$90,263	$162,451
Americas Insolvency	12,189	15,701	8,967	8,988	6,369	9,118	21,183	9,878
Europe Core	136,834	90,454	140,011	59,426	123,814	38,764	60,430	212,194
Europe Insolvency	7,296	7,203	20,535	13,910	1,202	8,929	29,820	7,424
Total Portfolio Acquisitions	$327,759	$230,225	$288,094	$183,104	$231,347	$147,450	$201,696	$391,947
Portfolio Acquisitions by Stratification (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired nearly 61 million customer accounts in the U.S. (amounts in thousands).

U.S Portfolio Acquisitions by Major Asset Type
	2023				2022
	Q2		Q1		Q4		Q3		Q2
Major Credit Cards	$41,605	28.5%	$13,234	12.1%	$10,242	11.7%	$10,236	15.8%	$20,673	26.7%
Private Label Credit Cards	76,306	52.4	66,652	60.9	60,380	69.0	44,727	68.8	52,368	67.4
Consumer Finance	26,809	18.4	28,051	25.6	16,366	18.7	9,396	14.4	2,062	2.7
Auto Related	1,012	0.7	1,481	1.4	515	0.6	630	1.0	2,443	3.2
Total	$145,732	100.0%	$109,418	100.0%	$87,503	100.0%	$64,989	100.0%	$77,546	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2023				2022
	Q2		Q1		Q4		Q3		Q2
Fresh (1)	$89,767	67.2%	$70,053	74.8%	$55,117	70.2%	$30,510	54.5%	$28,235	39.7%
Primary (2)	5,378	4.0	3,863	4.1	511	0.7	587	1.0	369	0.5
Secondary (3)	25,800	19.3	17,789	19.0	21,620	27.5	19,886	35.5	28,148	39.5
Other (4)	12,598	9.5	2,012	2.1	1,288	1.6	5,018	9.0	14,425	20.3
Total Core	133,543	100.0%	93,717	100.0%	78,536	100.0%	56,001	100.0%	71,177	100.0%
Insolvency	12,189		15,701		8,967		8,988		6,369
Total	$145,732		$109,418		$87,503		$64,989		$77,546
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
Adjusted EBITDA is calculated starting with our GAAP financial measure, net income attributable to PRA Group, Inc., and is adjusted for:
•income tax expense (or less income tax benefit);
•foreign exchange loss (or less foreign exchange gain);
•interest expense, net (or less interest income, net);
•other expense (or less other income);
•depreciation and amortization;
•net income attributable to noncontrolling interests; and
•recoveries applied to negative allowance less changes in expected recoveries.
The following table is a reconciliation of net income as reported in accordance with GAAP to Adjusted EBITDA for the last 12 months ("LTM") as of June 30, 2023 and for the year ended December 31, 2022 (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	LTM	For the Year Ended
	June 30, 2023	December 31, 2022
Net income/(loss) attributable to PRA Group, Inc.	$(21,740)	$117,147
Adjustments:
Income tax expense	926	36,787
Foreign exchange gains	(618)	(985)
Interest expense, net	148,672	130,677
Other expense (1)	1,534	1,325
Depreciation and amortization	14,671	15,243
Adjustment for net income attributable to noncontrolling interests	13,243	851
Recoveries applied to negative allowance less Changes in expected recoveries	836,629	805,942
Adjusted EBITDA	$993,317	$1,106,987
(1) Other expense reflects non-operating related activity.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our ratios of Debt to Adjusted EBITDA for the LTM as of June 30, 2023 and for the year ended December 31, 2022 (amounts in thousands):

Debt to Adjusted EBITDA
	LTM		For the Year Ended
	June 30, 2023		December 31, 2022
Borrowings	$2,739,667		$2,494,858
Adjusted EBITDA	993,317		1,106,987
Debt to Adjusted EBITDA	2.76	x	2.25	x

Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of June 30, 2023, cash and cash equivalents totaled $111.4 million, of which $83.2 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.
Borrowings. At June 30, 2023, we had the following borrowings outstanding and availability under our credit facilities (amounts in thousands):

	Outstanding	Available without Restrictions	Available with Restrictions (1)
Americas revolving credit (2)	$273,397	$802,926	$109,047
UK revolving credit	512,791	287,209	55,951
European revolving credit	476,089	358,469	167,493
Term loan	445,000	—	—
Senior Notes	1,046,000	—	—
Less: Debt discounts and issuance costs	(13,610)	—	—
Total	$2,739,667	$1,448,604	$332,491
(1) Available borrowings after calculation of current borrowing base and debt covenants as of June 30, 2023.
(2) Includes North American revolving credit facility and Colombian revolving credit facility.
On June 1, 2023, we used substantially all of the net proceeds received from the 2028 Notes to retire the 2023 Notes. We used the remainder of the net proceeds to repay a portion of the outstanding borrowings under the domestic revolving credit facility under our North America Credit Agreement.
Interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (the equivalent of approximately $110.8 million as of June 30, 2023). Interest-bearing deposits as of June 30, 2023 were $99.3 million.
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
Uses of Liquidity and Material Cash Requirements
Forward Flows. Contractual obligations over the next year are primarily related to portfolio purchase commitments. As of June 30, 2023, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $557.7 million, of which $535.0 million is due within the next 12 months. The $557.7 million is comprised of $398.4 million for the Americas and Australia and $159.3 million for Europe. We may also enter into new or renewed forward flow commitments and close on spot transactions in addition to the aforementioned forward flow agreements.
Borrowings. Of our $2.7 billion borrowings at June 30, 2023, estimated interest, unused fees and principal payments for the next 12 months are approximately $192.6 million, of which, $10.6 million relates to principal, primarily reflecting the term loan under our North American Credit Agreement. Beyond 12 months our principal payment obligations related to debt maturities occur between one and six years. Many of our financing arrangements include restrictive covenants with which we must comply. As of June 30, 2023, we determined that we were in compliance with these covenants.
Share Repurchases. On February 25, 2022, we completed our $230.0 million share repurchase program. Also on February 25, 2022, our Board of Directors approved a new share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or other methods, subject to market and/or other conditions and applicable regulatory requirements. The new share repurchase program has no stated expiration date and does not obligate us to repurchase any specified amount of shares, remains subject to the discretion of our Board of Directors and, subject to compliance with applicable laws, may be modified, suspended or discontinued at any time. During the three months ended June 30, 2023, we did not repurchase any shares of our common stock. As of June 30, 2023, we had $67.7 million remaining for share repurchases under the new program. For more information, see Item 2 included in Part II of this Quarterly Report.
Leases. Our leases have remaining lease terms of one to thirteen years. As of June 30, 2023, we had $55.7 million in lease liabilities, of which approximately $10.4 million matures within the next 12 months. For more information, see Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Derivatives. Derivative financial instruments are entered into to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of June 30, 2023, we had $9.1 million of derivative liabilities, all of which mature within the next 12 months. For more information, see Note 7 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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
Cash Flow Analysis
The following table summarizes our cash flow activity for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 (amounts in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided by/(used in):
Operating activities	$(80,839)	$(41,764)	$(39,075)
Investing activities	(93,967)	147,010	(240,977)
Financing activities	208,496	(110,244)	318,740
Effect of exchange rate on cash	6,216	(14,958)	21,174
Net increase/(decrease) in cash and cash equivalents	$39,906	$(19,956)	$59,862
Operating Activities
Net cash provided by/(used in) operating activities mainly reflects cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. To calculate net cash provided by/(used in) operating activities, net income/(loss) was adjusted for (i) non-cash items included in net income such as provisions for unrealized gains and losses, changes in expected recoveries, depreciation and amortization, deferred taxes, fair value changes in equity securities, and stock-based compensation as well as (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Net cash used in operating activities of $80.8 million for the six months ended June 30, 2023 increased $39.1 million from net cash used in operating activities of $41.8 million for the six months ended June 30, 2022. The change was mainly driven by lower cash collections recognized as portfolio income and the impact of foreign exchange.
Investing Activities
Cash provided by investing activities is primarily driven by recoveries applied to our negative allowance. Cash used in investing activities primarily relates to acquisitions of nonperforming loans and net investment activity.
Net cash provided by/(used in) investing activities decreased $241.0 million during the six months ended June 30, 2023, primarily driven by an increase of $180.7 million in purchases of finance receivables, an increase of $57.8 million in purchases of investments and a decrease of $71.6 million in recoveries applied to negative allowance. These items were partially offset by an increase of $62.0 million in proceeds from sales and maturities of investments.
Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Net cash provided by/(used in) financing activities increased $318.7 million during the six months ended June 30, 2023, primarily driven by proceeds from the issuance of our 2028 Notes of $400.0 million, a $179.5 million increase from net payments on our lines of credit in the prior year to net draws on our lines of credit in the current year and a decrease in our purchases of common stock of $86.4 million. These items were partially offset by the retirement of our 2023 Notes of $345.0 million.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $83.2 million and $75.3 million as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.
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
Significant changes in our cash flow estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool. Generally, adjustments to estimated cash forecasts for performance experienced in the current period result in an adjustment to revenue at an amount less than the impact of the performance in the period due to the effects of discounting. Additionally, cash collection forecast increases will generally result in more revenue being recognized and cash collection forecast decreases in less revenue being recognized over the life of the pool.

Valuation of Goodwill
In accordance with FASB ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), we evaluate goodwill for impairment annually and more frequently if indicators of potential impairment exist. Goodwill is reviewed for potential impairment at the reporting unit level.
Goodwill is evaluated for impairment either under the qualitative assessment option or using a quantitative forecast approach depending on facts and circumstances of a reporting unit, including the excess of fair value over carrying amount in the last valuation, changes in the business environment and changes of the reporting unit or its composition. If upon evaluation of the qualitative factors, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to determine the reporting unit’s fair value and record as an impairment loss the amount the carrying value exceeds fair value, not to exceed the total amount of goodwill allocated to the respective reporting unit.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our activities are subject to various financial risks, including market risk, currency and interest rate risk, credit risk, liquidity risk and cash flow risk. Our financial risk management program focuses on the unpredictability of financial markets and seeks to minimize potential adverse effects on our financial performance. We may periodically enter into derivative financial instruments, typically interest rate and currency derivatives, to reduce our exposure to fluctuations in interest rates on variable rate debt, fluctuations in currency rates and their impact on earnings and cash flows. We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed, nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties associated with these instruments, as these transactions were executed with a diversified group of major financial institutions with an investment-grade credit rating. Our intention is to spread our counterparty credit risk across a number of counterparties so that exposure to a single counterparty is minimized.
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.7 billion as of June 30, 2023. Based on our debt structure at June 30, 2023, assuming a 50 basis point decrease in interest rates, interest expense over the following 12 months would decrease by an estimated $5.4 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $5.4 million.
To reduce the exposure to changes in the market rate of interest and to comply with the terms of our European and our UK revolving credit facilities, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. As of June 30, 2023, we are 62% hedged on a notional basis. We apply hedge accounting to certain of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other comprehensive (loss)/income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at June 30, 2023. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts and zero interest rate floors on revolving loans under our North America, UK and European credit facilities.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended June 30, 2023, we generated $115.0 million of revenues from operations outside the U.S. and used 12 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
As a result of our international operations, fluctuations in foreign currencies could cause us to incur foreign currency exchange gains and losses, and could adversely affect our comprehensive income and stockholders' equity. Additionally, our reported financial results could change from period to period due solely to fluctuations between currencies.
Foreign currency gains and losses are primarily the result of the re-measurement of transactions in certain other currencies into an entity's functional currency. Foreign currency gains and losses are included as a component of other income and (expense) in our Consolidated Income Statements. From time to time, we may elect to enter into foreign exchange derivative contracts to reduce these variations in our Consolidated Income Statements.
When an entity's functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of other comprehensive (loss)/income in our Consolidated Statements of Comprehensive Income and as a component of equity in our Consolidated Balance Sheets.
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European operations such that portfolio ownership and collections generally occur within the same entity. Our UK and European credit facilities are multi-currency facilities, allowing us to better match funding and portfolio acquisitions by currency. We actively monitor the value of our finance receivables by currency. In the event adjustments are required to our liability composition by currency, we may, from time to time, execute re-balancing foreign exchange contracts to more closely align funding and portfolio acquisitions by currency.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of June 30, 2023, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. For more information, see Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report. We did not repurchase any common stock during the quarter ended June 30, 2023.
We do not currently pay regular dividends on our common stock and did not pay dividends during the three months ended June 30, 2023; however, our Board of Directors may determine in the future to declare or pay dividends on our common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the three months ended June 30, 2023.
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

10.1
Seventh Amendment to the Credit Agreement, dated April 24, 2023 by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch as Canadian Administrative Agent (filed herewith).

10.2
LIBOR Transition Amendment to the Credit Agreement, dated April 24, 2023, by and among PRA Group, Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch as Canadian Administrative Agent (filed herewith).

10.3*	Separation and Transition Services Agreement dated as of May 31, 2023, between Registrant and Christopher B. Graves.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

August 7, 2023	By:	/s/ Vikram A. Atal
Vikram A. Atal
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2023	By:	/s/ Peter M. Graham
Peter M. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)