Form 10-Q
period 2023-09-30
PRA GROUP INC
filed 2023-11-07
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of October 31, 2023 was 39,244,145.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
September 30, 2023 and December 31, 2022
(Amounts in thousands)

	(unaudited)
	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$105,172	$83,376
Investments	74,729	79,948
Finance receivables, net	3,460,804	3,295,008
Income taxes receivable	38,695	31,774
Deferred tax assets, net	55,493	56,908
Right-of-use assets	47,156	54,506
Property and equipment, net	38,562	51,645
Goodwill	412,513	435,921
Other assets	96,851	86,588
Total assets	$4,329,975	$4,175,674
Liabilities and Equity
Liabilities:
Accounts payable	$6,159	$7,329
Accrued expenses	106,391	111,395
Income taxes payable	15,946	25,693
Deferred tax liabilities, net	14,185	42,918
Lease liabilities	51,658	59,384
Interest-bearing deposits	100,505	112,992
Borrowings	2,832,225	2,494,858
Other liabilities	12,919	34,355
Total liabilities	3,139,988	2,888,924
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 39,243 shares issued and outstanding at September 30, 2023; 100,000 shares authorized, 38,980 shares issued and outstanding at December 31, 2022	392	390
Additional paid-in capital	4,157	2,172
Retained earnings	1,498,330	1,573,025
Accumulated other comprehensive loss	(387,289)	(347,926)
Total stockholders' equity - PRA Group, Inc.	1,115,590	1,227,661
Noncontrolling interest	74,397	59,089
Total equity	1,189,987	1,286,750
Total liabilities and equity	$4,329,975	$4,175,674
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three and Nine Months Ended September 30, 2023 and 2022
(unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Portfolio income	$189,960	$185,853	$562,492	$587,394
Changes in expected recoveries	22,156	48,336	6,380	134,817
Total portfolio revenue	212,116	234,189	568,872	722,211
Other revenue	4,314	10,618	12,264	21,463
Total revenues	216,430	244,807	581,136	743,674

Operating expenses:
Compensation and employee services	69,517	70,382	217,708	215,615
Legal collection fees	9,839	8,963	28,228	29,390
Legal collection costs	20,761	23,391	66,228	57,694
Agency fees	19,436	15,160	54,491	47,374
Outside fees and services	18,858	24,618	62,064	71,489
Communication	9,881	9,951	30,525	32,062
Rent and occupancy	4,426	4,669	13,193	14,289
Depreciation and amortization	3,273	3,741	10,344	11,384
Impairment of real estate	5,037	—	5,037	—
Other operating expenses	12,356	13,144	38,355	37,885
Total operating expenses	173,384	174,019	526,173	517,182
Income from operations	43,046	70,788	54,963	226,492
Other income and (expense):
Interest expense, net	(49,473)	(32,455)	(130,778)	(95,765)
Foreign exchange gain, net	564	4	984	791
Other	(500)	(83)	(1,380)	(754)
Income/(loss) before income taxes	(6,363)	38,254	(76,211)	130,764
Income tax expense/(benefit)	1,788	11,072	(15,317)	29,828
Net income/(loss)	(8,151)	27,182	(60,894)	100,936
Adjustment for net income/(loss) attributable to noncontrolling interests	4,111	2,450	13,801	(252)
Net income/(loss) attributable to PRA Group, Inc.	$(12,262)	$24,732	$(74,695)	$101,188

Net income/(loss) per common share attributable to PRA Group, Inc.:
Basic	$(0.31)	$0.63	$(1.91)	$2.54
Diluted	$(0.31)	$0.63	$(1.91)	$2.52
Weighted average number of shares outstanding:
Basic	39,242	39,018	39,155	39,858
Diluted	39,242	39,170	39,155	40,125
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2023 and 2022
(unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income/(loss)	$(8,151)	$27,182	$(60,894)	$100,936
Other comprehensive loss, net of tax
Currency translation adjustments	(34,279)	(91,390)	(28,746)	(194,656)
Cash flow hedges	(7,660)	19,590	(6,772)	44,007
Debt securities available-for-sale	(26)	133	22	(269)
Other comprehensive loss	(41,965)	(71,667)	(35,496)	(150,918)
Total comprehensive loss	(50,116)	(44,485)	(96,390)	(49,982)
Less comprehensive income attributable to noncontrolling interests	1,436	9,049	17,668	8,008
Comprehensive loss attributable to PRA Group, Inc.	$(51,552)	$(53,534)	$(114,058)	$(57,990)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2023
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interest	Equity
Balance at December 31, 2022	38,980	$390	$2,172	$1,573,025	$(347,926)	$59,089	$1,286,750
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(58,629)	—	4,726	(53,903)
Currency translation adjustments	—	—	—	—	(4,101)	2,551	(1,550)
Cash flow hedges	—	—	—	—	(4,831)	—	(4,831)
Debt securities available-for-sale	—	—	—	—	128	—	128
Vesting of restricted stock	190	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,799	—	—	—	3,799
Employee stock relinquished for payment of taxes	—	—	(5,684)	—	—	—	(5,684)
Balance at March 31, 2023	39,170	$392	$285	$1,514,396	$(356,730)	$66,366	$1,224,709
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(3,804)	—	4,964	1,160
Currency translation adjustments	—	—	—	—	3,091	3,992	7,083
Cash flow hedges	—	—	—	—	5,719	—	5,719
Debt securities available-for-sale	—	—	—	—	(80)	—	(80)
Distributions to noncontrolling interest	—	—	—	—	—	(1,173)	(1,173)
Vesting of restricted stock	72	—	—	—	—	—	—
Share-based compensation expense	—	—	2,715	—	—	—	2,715
Employee stock relinquished for payment of taxes	—	—	(459)	—	—	—	(459)
Balance at June 30, 2023	39,242	$392	$2,541	$1,510,592	$(348,000)	$74,149	$1,239,674
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(12,262)	—	4,111	(8,151)
Currency translation adjustments	—	—	—	—	(31,603)	(2,676)	(34,279)
Cash flow hedges	—	—	—	—	(7,660)	—	(7,660)
Debt securities available-for-sale	—	—	—	—	(26)	—	(26)
Distributions to noncontrolling interest	—	—	—	—	—	(1,187)	(1,187)
Vesting of restricted stock	1	—	—	—	—	—	—
Share-based compensation expense	—	—	1,629	—	—	—	1,629
Employee stock relinquished for payment of taxes	—	—	(13)	—	—	—	(13)
Balance at September 30, 2023	39,243	$392	$4,157	$1,498,330	$(387,289)	$74,397	$1,189,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2022
(unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interest	Equity
Balance at December 31, 2021	41,008	$410	$—	$1,552,845	$(266,909)	$38,491	$1,324,837
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	39,972	—	(5,354)	34,618
Currency translation adjustments	—	—	—	—	4,780	7,490	12,270
Cash flow hedges	—	—	—	—	18,580	—	18,580
Debt securities available-for-sale	—	—	—	—	(160)	—	(160)
Vesting of restricted stock	262	3	(3)	—	—	—	—
Repurchase and cancellation of common stock	(860)	(9)	4,527	(43,972)	—	—	(39,454)
Share-based compensation expense	—		3,891	—	—	—	3,891
Employee stock relinquished for payment of taxes	—	—	(8,415)	—	—	—	(8,415)
Balance at March 31, 2022	40,410	$404	$—	$1,548,845	$(243,709)	$40,627	$1,346,167

Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	36,484	—	2,652	39,136
Currency translation adjustments	—	—	—	—	(109,707)	(5,829)	(115,536)
Cash flow hedges	—	—	—	—	5,837	—	5,837
Debt securities available-for-sale	—	—	—	—	(242)	—	(242)
Distributions to noncontrolling interest	—	—	—	—	—	(3,494)	(3,494)
Contributions from noncontrolling interest	—	—	—	—	—	1,599	1,599
Vesting of restricted stock	37	—	—	—	—	—	—
Repurchase and cancellation of common stock	(808)	(8)	(3,835)	(31,092)	—	—	(34,935)
Share-based compensation expense	—	—	3,849	—	—	—	3,849
Employee stock relinquished for payment of taxes	—	—	(14)	—	—	—	(14)
Balance at June 30, 2022	39,639	$396	$—	$1,554,237	$(347,821)	$35,555	$1,242,367
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	24,732	—	2,450	27,182
Currency translation adjustments	—	—	—	—	(97,988)	6,598	(91,390)
Cash flow hedges	—	—	—	—	19,590	—	19,590
Debt securities available-for-sale	—	—	—	—	133	—	133
Distributions to noncontrolling interest	—	—	—	—	—	(1,127)	(1,127)
Contributions from noncontrolling interest	—	—	—	—	—	7,744	7,744
Repurchase and cancellation of common stock	(663)	(7)	(3,091)	(21,903)	—	—	(25,001)
Share-based compensation expense	—	—	3,101	—	—	—	3,101
Employee stock relinquished for payment of taxes	—	—	(10)	—	—	—	(10)
Balance at September 30, 2022	38,976	$389	$—	$1,557,066	$(426,086)	$51,220	$1,182,589
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022
(unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income/(loss)	$(60,894)	$100,936
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	8,143	10,841
Depreciation, amortization and impairment	15,381	11,384
Gain on extinguishment of debt	(343)	—
Amortization of debt discount and issuance costs	7,045	7,653
Changes in expected recoveries	(6,380)	(134,817)
Deferred income taxes	(26,276)	8,710
Net unrealized foreign currency transactions	(31,783)	21,356
Fair value in earnings for equity securities	1,094	(175)
Other	(1,318)	159
Changes in operating assets and liabilities:
Other assets	1,111	(2,547)
Accounts payable	(1,123)	3,028
Income taxes payable, net	(18,259)	(155)
Accrued expenses	(4,685)	(7,655)
Other liabilities	385	(22,521)
Right-of-use asset/lease liability	(370)	389
Net cash used in operating activities	(118,272)	(3,414)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,306)	(10,698)
Purchases of finance receivables	(875,373)	(561,901)
Recoveries applied to negative allowance	695,386	765,732
Purchases of investments	(60,058)	(2,292)
Proceeds from sales and maturities of investments	62,762	4,565
Net cash provided by/(used in) investing activities	(179,589)	195,406
Cash flows from financing activities:
Proceeds from lines of credit	695,651	1,343,434
Principal payments on lines of credit	(389,658)	(1,389,371)
Retirement of Convertible Senior Notes due 2023	(345,000)	—
Proceeds from issuance of Senior Notes due 2028	400,000	—
Principal payments on long-term debt	(7,500)	(7,500)
Repurchases of senior notes	(3,657)	—
Repurchases of common stock	—	(111,371)
Payments of origination cost and fees	(5,323)	(7,798)
Tax withholdings related to share-based payments	(6,155)	(8,438)
Distributions paid to noncontrolling interest	(2,360)	(4,621)
Contributions from noncontrolling interest	—	9,343
Net decrease in interest-bearing deposits	(7,747)	(13,732)
Net cash provided by/(used in) financing activities	328,251	(190,054)
Effect of exchange rate on cash	3,270	(31,927)
Net increase/(decrease) in cash and cash equivalents	33,660	(29,989)
Cash and cash equivalents, beginning of period	84,758	89,072
Cash and cash equivalents, end of period	$118,418	$59,083
Supplemental disclosure of cash flow information:
Cash paid for interest	$111,344	$87,912
Cash paid for income taxes	28,479	21,086
Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per Consolidated Balance Sheets	$105,172	$57,991
Restricted cash included in Other assets per Consolidated Balance Sheets	13,246	1,092
Total cash, cash equivalents and restricted cash	$118,418	$59,083
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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q and, therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of September 30, 2023, its Consolidated Income Statements and Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, and its Consolidated Statements of Changes in Equity and Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, have been included. The Company's Consolidated Income Statements for the three and nine months ended September 30, 2023 may not be indicative of future results.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Revenues and long-lived assets by geographical location: Revenues for the three and nine months ended September 30, 2023 and 2022, and long-lived assets held as of September 30, 2023 and 2022, both for the U.S., the Company's country of domicile, and outside of the U.S., were as follows (amounts in thousands):

	As of and for the		As of and for the
	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
U.S.	$105,456	$61,788	$138,398	$80,496
United Kingdom	30,978	11,233	37,032	10,762
Brazil	24,749	3	14,293	3
Other (1)	55,247	12,694	55,084	13,448
Total	$216,430	$85,718	$244,807	$104,709

	As of and for the		As of and for the
	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Revenues (2)	Long-Lived Assets	Revenues (2)	Long-Lived Assets
U.S.	$258,848	$61,788	$426,675	$80,496
United Kingdom	99,547	11,233	126,866	10,762
Brazil	69,383	3	22,629	3
Other (1)	153,358	12,694	167,504	13,448
Total	$581,136	$85,718	$743,674	$104,709
(1) None of the countries included in "Other" comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
(2) Based on the Company’s financial statement information used to produce the Company's general-purpose financial statements, it is impracticable to report further breakdowns of revenues from external customers by product or service.
Revenues are attributed to countries based on the location of the related operations. The Company reports revenues earned from collection activities on nonperforming loans, fee-based services and investments. Long-lived assets consist of Property and equipment, net and Right-of-use ("ROU") assets.
2. Finance Receivables, net:
Finance receivables, net consisted of the following at September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,460,804	3,295,008
Balance at end of period	$3,460,804	$3,295,008
Three Months Ended September 30, 2023 and 2022
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended September 30, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended September 30, 2023
	Core	Insolvency	Total
Balance at beginning of period	$3,086,405	$338,143	$3,424,548
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	248,181	63,002	311,183
Foreign currency translation adjustment	(58,878)	(6,786)	(65,664)
Recoveries applied to negative allowance (2)	(189,710)	(41,709)	(231,419)
Changes in expected recoveries (3)	15,894	6,262	22,156
Balance at end of period	$3,101,892	$358,912	$3,460,804

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2022
	Core	Insolvency	Total
Balance at beginning of period	$2,814,761	$368,871	$3,183,632
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	160,206	22,898	183,104
Foreign currency translation adjustment	(133,263)	(14,254)	(147,517)
Recoveries applied to negative allowance (2)	(186,112)	(44,083)	(230,195)
Changes in expected recoveries (3)	38,686	9,650	48,336
Balance at end of period	$2,694,278	$343,082	$3,037,360
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended September 30, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended September 30, 2023
	Core	Insolvency	Total
Face value	$1,992,448	$382,363	$2,374,811
Noncredit discount	(209,131)	(23,837)	(232,968)
Allowance for credit losses at acquisition	(1,535,136)	(295,524)	(1,830,660)
Purchase price	$248,181	$63,002	$311,183

	Three Months Ended September 30, 2022
	Core	Insolvency	Total
Face value	$1,482,758	$123,369	$1,606,127
Noncredit discount	(126,205)	(7,874)	(134,079)
Allowance for credit losses at acquisition	(1,196,347)	(92,597)	(1,288,944)
Purchase price	$160,206	$22,898	$183,104
The initial negative allowance recorded on portfolio acquisitions for the three months ended September 30, 2023 and 2022 was as follows (amounts in thousands):

	Three Months Ended September 30, 2023
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,535,136)	$(295,524)	$(1,830,660)
Writeoffs, net	1,535,136	295,524	1,830,660
Expected recoveries	248,181	63,002	311,183
Initial negative allowance for expected recoveries	$248,181	$63,002	$311,183

	Three Months Ended September 30, 2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,196,347)	$(92,597)	$(1,288,944)
Writeoffs, net	1,196,347	92,597	1,288,944
Expected recoveries	160,206	22,898	183,104
Initial negative allowance for expected recoveries	$160,206	$22,898	$183,104

PRA Group, Inc.
Notes to Consolidated Financial Statements
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the three months ended September 30, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended September 30, 2023
	Core	Insolvency	Total
Recoveries (a)	$369,385	$51,994	$421,379
Less - amounts reclassified to portfolio income	179,675	10,285	189,960
Recoveries applied to negative allowance	$189,710	$41,709	$231,419

	Three Months Ended September 30, 2022
	Core	Insolvency	Total
Recoveries (a)	$361,089	$54,959	$416,048
Less - amounts reclassified to portfolio income	174,977	10,876	185,853
Recoveries applied to negative allowance	$186,112	$44,083	$230,195
(a) Recoveries include cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries for the three months ended September 30, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended September 30, 2023
	Core	Insolvency	Total
Changes in expected future recoveries	$4,234	$(168)	$4,066
Recoveries received in excess of forecast	11,660	6,430	18,090
Changes in expected recoveries	$15,894	$6,262	$22,156

	Three Months Ended September 30, 2022
	Core	Insolvency	Total
Changes in expected future recoveries	$17,851	$2,361	$20,212
Recoveries received in excess of forecast	20,835	7,289	28,124
Changes in expected recoveries	$38,686	$9,650	$48,336
In order to estimate future cash collections, the Company considers historical performance and current economic forecasts, as well as expectations for short-term and long-term growth and consumer habits in the various geographies in which the Company operates. The Company considers recent collection activity in its determination to adjust assumptions related to estimated remaining collections ("ERC") for certain pools. Based on these considerations, the Company’s estimates of ERC incorporate changes in both amounts and in the timing of expected cash collections over the forecast period.
Changes in expected recoveries for the three months ended September 30, 2023 were a net positive $22.2 million. This includes $18.1 million in recoveries received in excess of forecast (cash collections overperformance) and a $4.1 million positive adjustment to changes in expected future recoveries. The $18.1 million in recoveries received in excess of forecast reflected overperformance in Europe and the Americas.
Changes in expected recoveries for the three months ended September 30, 2022 were a net positive $48.3 million. This reflected $28.1 million in recoveries received in excess of forecast reflecting cash collections overperformance and a $20.2 million positive adjustment to changes in expected future recoveries. The changes in expected future recoveries reflected the Company's assessment of certain pools, where continued strong performance resulted in an increase to the Company's ERC.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2023 and 2022
Changes in the negative allowance for expected recoveries by portfolio segment for the nine months ended September 30, 2023 and 2022 were as follows (amounts in thousands):

	Nine Months Ended September 30, 2023
	Core	Insolvency	Total
Balance at beginning of period	$2,936,207	$358,801	$3,295,008
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	763,776	105,391	869,167
Foreign currency translation adjustment	(15,662)	1,296	(14,366)
Recoveries applied to negative allowance (2)	(574,993)	(120,392)	(695,385)
Changes in expected recoveries (3)	(7,436)	13,816	6,380
Balance at end of period	$3,101,892	$358,912	$3,460,804

	Nine Months Ended September 30, 2022
	Core	Insolvency	Total
Balance at beginning of period	$2,989,932	$438,353	$3,428,285
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	513,385	48,516	561,901
Foreign currency translation adjustment	(287,901)	(34,010)	(321,911)
Recoveries applied to negative allowance (2)	(628,293)	(137,439)	(765,732)
Changes in expected recoveries (3)	107,155	27,662	134,817
Balance at end of period	$2,694,278	$343,082	$3,037,360
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the nine months ended September 30, 2023 and 2022 were as follows (amounts in thousands):

	Nine Months Ended September 30, 2023
	Core	Insolvency	Total
Face value	$5,717,674	$579,113	$6,296,787
Noncredit discount	(600,174)	(38,621)	(638,795)
Allowance for credit losses at acquisition	(4,353,724)	(435,101)	(4,788,825)
Purchase price	$763,776	$105,391	$869,167

	Nine Months Ended September 30, 2022
	Core	Insolvency	Total
Face value	$3,539,705	$256,528	$3,796,233
Noncredit discount	(363,138)	(16,976)	(380,114)
Allowance for credit losses at acquisition	(2,663,182)	(191,036)	(2,854,218)
Purchase price	$513,385	$48,516	$561,901

PRA Group, Inc.
Notes to Consolidated Financial Statements
The initial negative allowance recorded on portfolio acquisitions for the nine months ended September 30, 2023 and 2022 was as follows (amounts in thousands):

	Nine Months Ended September 30, 2023
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(4,353,724)	$(435,101)	$(4,788,825)
Writeoffs, net	4,353,724	435,101	4,788,825
Expected recoveries	763,776	105,391	869,167
Initial negative allowance for expected recoveries	$763,776	$105,391	$869,167

	Nine Months Ended September 30, 2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(2,663,182)	$(191,036)	$(2,854,218)
Writeoffs, net	2,663,182	191,036	2,854,218
Expected recoveries	513,385	48,516	561,901
Initial negative allowance for expected recoveries	$513,385	$48,516	$561,901
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the nine months ended September 30, 2023 and 2022 were as follows (amounts in thousands):

	Nine Months Ended September 30, 2023
	Core	Insolvency	Total
Recoveries (a)	$1,106,799	$151,078	$1,257,877
Less - amounts reclassified to portfolio income	531,806	30,686	562,492
Recoveries applied to negative allowance	$574,993	$120,392	$695,385

	Nine Months Ended September 30, 2022
	Core	Insolvency	Total
Recoveries (a)	$1,179,746	$173,380	$1,353,126
Less - amounts reclassified to portfolio income	551,453	35,941	587,394
Recoveries applied to negative allowance	$628,293	$137,439	$765,732
(a) Recoveries include cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries for the nine months ended September 30, 2023 and 2022 were as follows (amounts in thousands):

	Nine Months Ended September 30, 2023
	Core	Insolvency	Total
Changes in expected future recoveries	$(40,919)	$23	$(40,896)
Recoveries received in excess of forecast	33,483	13,793	47,276
Changes in expected recoveries	$(7,436)	$13,816	$6,380

	Nine Months Ended September 30, 2022
	Core	Insolvency	Total
Changes in expected future recoveries	$43,262	$3,894	$47,156
Recoveries received in excess of forecast	63,893	23,768	87,661
Changes in expected recoveries	$107,155	$27,662	$134,817

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in expected recoveries for the nine months ended September 30, 2023 were a net positive $6.4 million. This includes $47.3 million in recoveries received in excess of forecast (cash collections overperformance), primarily due to continued strong performance in Europe and South America, and a $40.9 million negative adjustment to changes in expected future recoveries. The changes in expected future recoveries reflected the Company's assessment of certain pools, which resulted in a reduction of expected cash flows due largely to collections performance in the U.S.
Changes in expected recoveries for the nine months ended September 30, 2022 were a net positive $134.8 million. This reflected $87.7 million in recoveries received in excess of forecast reflecting cash collections overperformance and a $47.2 million net positive adjustment to changes in expected future recoveries. The changes in expected future recoveries reflected the Company's assessment of certain pools, where continued strong performance resulted in a net increase to the Company's ERC. The Company continued to believe that the majority of the overperformance in its more recent pools was due to acceleration in the timing of cash collections rather than an increase in total expected collections. The change in expected recoveries also included a $20.5 million write down during the first quarter in 2022 on one portfolio in Brazil.
3. Investments:
Investments consisted of the following at September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Debt securities
Available-for-sale	$62,755	$66,813
Equity securities
Private equity funds	2,911	4,373
Equity method investments	9,063	8,762
Total investments	$74,729	$79,948
Debt Securities
Available-for-sale
Government securities: The Company's investments in government instruments, including Norwegian bonds and Swedish treasury securities, are classified as available-for-sale and stated at fair value. At September 30, 2023, maturities for these securities were $58.8 million due within one year and $3.9 million due within one to two years.
The amortized cost and fair value of investments in debt securities at September 30, 2023 and December 31, 2022 was as follows (amounts in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value
Available-for-sale
Government securities	$62,969	$36	$(250)	$62,755

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Aggregate Fair Value
Available-for-sale
Government securities	$67,049	$1	$(237)	$66,813
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
4. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year or more frequently if indicators of impairment exist. The Company performed its most recent annual review as of October 1, 2022 and concluded that goodwill was not impaired. The Company performed a quarterly impairment assessment by evaluating whether any triggering events had occurred, which included considering current market conditions, and determined that goodwill was not more likely than not impaired as of September 30, 2023.
Changes in goodwill for the three and nine months ended September 30, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$414,905	$437,032	$435,921	$480,263
Change in foreign currency translation adjustment	(2,392)	(32,558)	(23,408)	(75,789)
Balance at end of period	$412,513	$404,474	$412,513	$404,474
5. Leases:
The Company's operating lease portfolio primarily includes corporate offices and call centers. The majority of its leases have remaining lease terms of one to 11 years, some of which include options to extend the leases for up to five years, and others include options to terminate the leases within one year. Exercises of lease renewal options are typically at the Company's sole discretion, with renewal periods included in ROU assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The components of lease expense for the three and nine months ended September 30, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$2,617	$2,775	$8,132	$9,095
Short-term lease expense	526	775	1,553	1,874
Sublease income	(21)	(118)	(296)	(348)
Total lease expense	$3,122	$3,432	$9,389	$10,621

Supplemental cash flow information and non-cash activity related to leases for the nine months ended September 30, 2023 and 2022 was as follows (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$8,806	$8,923

ROU assets obtained in exchange for operating lease obligations (1)	2,663	5,910
(1) Includes the impact of new leases as well as remeasurements and modifications to existing leases.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Lease term and discount rate information related to operating leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Weighted-average remaining lease term (years)	7.1	8.2

Weighted-average discount rate	4.65%	4.48%
Maturities of lease liabilities at September 30, 2023 were as follows for the following periods (amounts in thousands):

Operating Leases
For the three months ending December 31, 2023	$2,600
For the year ending December 31, 2024	9,879
For the year ending December 31, 2025	9,608
For the year ending December 31, 2026	8,490
For the year ending December 31, 2027	5,724
Thereafter	25,391
Total lease payments	61,692
Less: imputed interest	(10,034)
Total present value of lease liabilities	$51,658
6. Borrowings:
The Company's borrowings consisted of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Americas revolving credit (1)	$382,351	$186,867
UK revolving credit	500,257	453,528
Europe revolving credit	473,873	419,856
Term loan	442,500	450,000
Senior notes	1,046,000	650,000
Convertible notes	—	345,000
	2,844,981	2,505,251
Less: Debt discount and issuance costs	(12,756)	(10,393)
Total	$2,832,225	$2,494,858
(1) Includes the North American revolving credit facility and an unsecured credit agreement with Banco de Occidente (the "Colombian Revolving Credit Facility"). As of September 30, 2023, no amounts were outstanding under the Colombian Revolving Credit Facility ($0.5 million was outstanding as of December 31, 2022).
The following principal payments are due on the Company's borrowings as of September 30, 2023 for the 12-month periods ending September 30, (amounts in thousands):

2024	$10,000
2025	308,000
2026	1,305,108
2027	—
2028	871,873
Thereafter	350,000
Total	$2,844,981
During the nine months ended September 30, 2023, the Company repurchased a total of $4.0 million in aggregate principal amount of the senior notes.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The Company determined that it was in compliance with the covenants of its financing arrangements as of September 30, 2023.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian Administrative Agent, and a syndicate of lenders named therein (the "North American Credit Agreement"). The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $442.5 million term loan, (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lenders) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. With the official discontinuation of the London Interbank Offered Rate ("LIBOR") on June 30, 2023, the Company executed an amendment to its North American Credit Agreement to allow for previously outstanding LIBOR borrowings and subsequent borrowings to use the Secured Overnight Financing Rate ("SOFR"). The term and revolving loans accrue interest, at the option of the Company, at either the base rate, Canadian dollar offered rate or SOFR for the applicable term, plus 2.25% plus a 0.10% credit adjustment spread, or 2.00% plus a 0.10% credit adjustment spread if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0. The revolving loans within the credit facility are subject to a 0% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0, payable quarterly in arrears and matures July 30, 2026. As of September 30, 2023, total availability under the North American Credit Agreement was $692.6 million, which was comprised of $70.3 million based on current ERC, and $622.3 million additional availability subject to debt covenants, including advance rates.
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
The UK Credit Agreement consists of an $800.0 million revolving credit facility (subject to a borrowing base), and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions. Borrowings, which are available in U.S. dollars, euro and pounds sterling accrue interest for the applicable term at SOFR, Sterling Overnight Index Average ("SONIA") or, in the case of euro borrowings, the Euro Interbank Offered Rate ("Euribor") plus an applicable margin of 2.75% per annum plus a 0.10% credit adjustment spread, or 2.50% plus a 0.10% credit adjustment spread if the consolidated senior secured leverage ratio is less than 1.60 to 1.0. The UK Credit Agreement also has a commitment fee of 0.30% per annum, payable quarterly in arrears. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the commitment fee increases to 0.35% per annum. The UK Credit Agreement matures on July 30, 2026. As of September 30, 2023, total availability under the UK Credit Agreement was $299.7 million, which was comprised of $57.4 million based on current ERC, and $242.3 million additional availability subject to debt covenants, including advance rates.
The UK Credit Agreement is secured by substantially all of the assets of PRA UK, all of the equity interests in PRA UK and certain equity interests of PRA Group Europe, certain bank accounts of PRA Group Europe and certain intercompany loans extended by PRA Group Europe to PRA UK. The UK Credit Agreement contains events of default and restrictive covenants, including the following:

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The European Credit Agreement provides borrowings for an aggregate amount of approximately €730.0 million (subject to the borrowing base) and an uncommitted accordion feature for up to €500.0 million, subject to certain conditions. Borrowings, which are available in euro, Norwegian krone, Danish krone, Swedish krona, and Polish zloty, accrue interest at the Interbank Offered Rate plus 2.80% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bear an unused line fee, currently 1.085% per annum, or 35% of the margin, are subject to a 0% floor, are payable monthly in arrears and mature November 23, 2027. Additionally, the Company has a separate agreement with the Agent for an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the Agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears and matures November 23, 2027. As of September 30, 2023, total availability under the European Credit Agreement (including the overdraft facility) was $337.9 million, which was comprised of $150.1 million based on current ERC, and $187.8 million additional availability subject to debt covenants, including advance rates.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
In addition, on or after October 1, 2024, the 2029 Notes may be redeemed, at the Company's option, in whole or in part at a price equal to 102.50% of the aggregate principal amount of the 2029 Notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning October 1 of each year to 101.25% for 2025 and then 100% for 2026 and thereafter.
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
In addition, on or after February 1, 2025, the 2028 Notes may be redeemed at the Company's option in whole or in part at a price equal to 104.188% of the aggregate principal amount of the 2028 Notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning February 1 of each year to 102.094% for 2026 and then 100% for 2027 and thereafter.
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
During the nine months ended September 30, 2023, the Company repurchased $2.0 million in aggregate principal amount of the 2028 Notes.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
During the nine months ended September 30, 2023, the Company repurchased $2.0 million in aggregate principal amount of the 2025 Notes.
Convertible Senior Notes due 2023
The Company used substantially all of the net proceeds from the issuance of the 2028 Notes to retire the $345.0 million aggregate principal amount of its 3.50% Convertible Senior Notes at their maturity on June 1, 2023 (the "2023 Notes"). Interest expense on the 2023 Notes was recognized using an effective interest rate of 4.00%, and for the three and nine months ended September 30, 2023 and 2022, was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense - stated coupon rate	$—	$3,019	$5,032	$9,057
Interest expense - amortization of debt issuance costs	—	429	748	1,284
Total interest expense - convertible notes	$—	$3,448	$5,780	$10,341
7. Derivatives:
The Company periodically enters into derivative financial instruments; typically interest rate swaps, interest rate caps and foreign currency contracts, to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed, nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the counterparty to assess the counterparty's ability to honor its obligations. Counterparty default would expose the Company to fluctuations in interest and currency rates. Derivative financial instruments are recognized at fair value in the Company's Consolidated Balance Sheets.
The following table summarizes the fair value of derivative instruments as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$32,482	Other assets	$37,305
Interest rate contracts	Other liabilities	3,195	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	10,380	Other assets	487
Foreign currency contracts	Other liabilities	206	Other liabilities	19,120
Derivatives Designated as Hedging Instruments:
Changes in fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of September 30, 2023 and December 31, 2022, the notional amount of interest rate contracts designated as cash flow hedging instruments was $878.2 million and $719.7 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remained highly effective at September 30, 2023 and have remaining terms of three months to five years. The Company estimates that approximately $16.6 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following tables summarize the effects of derivatives designated as cash flow hedging instruments on the Company's Consolidated Financial Statements for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Gain/(loss) recognized in OCI, net of tax
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedging instruments	2023	2022	2023	2022
Interest rate contracts	$(2,712)	$19,983	$7,430	$41,106

	Gain/(loss) reclassified from OCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of gain/(loss) reclassified from OCI into income	2023	2022	2023	2022
Interest expense, net	$6,498	$383	$18,666	$(3,819)
During the three months ended September 30, 2023, with the discontinuation of LIBOR on June 30, 2023, and transition of the Company's interest rate swaps from LIBOR to SOFR, the Company discontinued the prior elections under ASU 2021-01, "Reference Rate Reform (Topic 848): Overall" ("ASU 2021-01").
Derivatives Not Designated as Hedging Instruments:
The Company enters into foreign currency contracts to economically hedge foreign currency re-measurement exposure related to certain balances denominated in currencies other than the functional currency of the entity. Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of September 30, 2023 and December 31, 2022, the notional amount of foreign currency contracts was $412.0 million and $460.8 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments on the Company's Consolidated Income Statements for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

		Gain/(loss) recognized in income
		Three Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in income	2023	2022
Foreign currency contracts	Foreign exchange gain, net	$8,137	$33,019
Foreign currency contracts	Interest expense, net	204	313

		Gain/(loss) recognized in income
		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in income	2023	2022
Foreign currency contracts	Foreign exchange gain/(loss), net	$(7,149)	$72,371
Foreign currency contracts	Interest expense, net	1,357	(638)
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
•Level 3: Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
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
The carrying amounts in the table below were recorded in the Company's Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$105,172	$105,172	$83,376	$83,376
Finance receivables, net	3,460,804	3,005,033	3,295,008	3,167,813
Financial liabilities:
Interest-bearing deposits	100,505	100,505	112,992	112,992
Revolving lines of credit	1,356,481	1,356,481	1,060,251	1,060,251
Term loan	442,500	442,500	450,000	450,000
Senior notes	1,046,000	923,125	650,000	580,433
Convertible notes	—	—	345,000	341,926
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Carried at Fair Value
The carrying amounts in the following tables were measured at fair value on a recurring basis in the Company's Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$62,755	$—	$—	$62,755
Derivative contracts (recorded in Other assets)	—	42,862	—	42,862
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	3,401	—	3,401

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$66,813	$—	$—	$66,813
Derivative contracts (recorded in Other assets)	—	37,792	—	37,792
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	19,120	—	19,120
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
Investments Measured Using Net Asset Value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities, including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe and Japan. These investments are subject to certain restrictions regarding transfers and withdrawals. The investments cannot be redeemed with the funds. Instead, the nature of the investments in this class is that distributions are received through the liquidation of the underlying assets of the fund. The investments are expected to be returned through distributions as a result of liquidation of the funds' underlying assets over one to five years. The fair value of these private equity funds following the application of the NAV practical expedient was $2.9 million and $4.4 million as of September 30, 2023 and December 31, 2022, respectively.
Impairment of Real Estate
During the three months ended September 30, 2023, the Company determined that it would cease call center operations at one of its owned regional offices in the U.S. As a result, the Company recorded a pre-tax impairment charge of $5.0 million on the associated building and improvements. The impairment was determined by comparing the fair value of the building and improvements to carrying value, as required under ASC Topic 360, "Property, Plant, and Equipment". Fair value was based on an appraisal performed by a third-party valuation specialist, which considered Level 2 inputs in the form of prices paid for comparable properties in the same market.

PRA Group, Inc.
Notes to Consolidated Financial Statements
9. Accumulated Other Comprehensive Loss:
Reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended September 30,
Gains/(losses) on cash flow hedges	2023	2022	Location in the Consolidated Income Statement
Interest rate swaps	$6,498	$383	Interest expense, net
Income tax effect of item above	(1,550)	10	Income tax expense/(benefit)
Total gains on cash flow hedges	$4,948	$393

	Nine Months Ended September 30,
Gains/(losses) on cash flow hedges	2023	2022	Location in the Consolidated Income Statement
Interest rate swaps	$18,666	$(3,819)	Interest expense, net
Income tax effect of item above	(4,464)	918	Income tax expense/(benefit)
Total gains/(losses) on cash flow hedges	$14,202	$(2,901)
The following tables represent the changes in accumulated other comprehensive loss by component, after tax, for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended September 30, 2023
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(189)	$28,692	$(376,503)	$(348,000)
Other comprehensive loss before reclassifications	(26)	(2,712)	(31,603)	(34,341)
Reclassifications, net	—	(4,948)	—	(4,948)
Net current period other comprehensive loss	(26)	(7,660)	(31,603)	(39,289)
Balance at end of period	$(215)	$21,032	$(408,106)	$(387,289)

	Three Months Ended September 30, 2022
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(623)	$19,046	$(366,244)	$(347,821)
Other comprehensive gain/(loss) before reclassifications	133	19,983	(97,988)	(77,872)
Reclassifications, net	—	(393)	—	(393)
Net current period other comprehensive gain/(loss)	133	19,590	(97,988)	(78,265)
Balance at end of period	$(490)	$38,636	$(464,232)	$(426,086)
(1) Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $2.5 million and $(3.5) million for the three months ended September 30, 2023 and 2022, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2023
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(237)	$27,804	$(375,493)	$(347,926)
Other comprehensive gain/(loss) before reclassifications	22	7,430	(32,613)	(25,161)
Reclassifications, net	—	(14,202)	—	(14,202)
Net current period other comprehensive gain/(loss)	22	(6,772)	(32,613)	(39,363)
Balance at end of period	$(215)	$21,032	$(408,106)	$(387,289)

	Nine Months Ended September 30, 2022
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance at beginning of period	$(221)	$(5,371)	$(261,317)	$(266,909)
Other comprehensive gain/(loss) before reclassifications	(269)	41,106	(202,915)	(162,078)
Reclassifications, net	—	2,901	—	2,901
Net current period other comprehensive gain/(loss)	(269)	44,007	(202,915)	(159,177)
Balance at end of period	$(490)	$38,636	$(464,232)	$(426,086)
(1) Net of deferred taxes for unrealized gains from cash flow hedges of $(7.0) million and $(6.1) million for the nine months ended September 30, 2023 and 2022, respectively.
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
On February 25, 2022, the Company's Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock. As of September 30, 2023, the Company had $67.7 million remaining for share repurchases, which is subject to restrictive covenants contained in our credit facilities and senior note indentures. Considering these covenants, we did not repurchase any common stock during the nine months ended September 30, 2023.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2023			2022
	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$(12,262)	39,242	$(0.31)	$24,732	39,018	$0.63
Dilutive effect of nonvested share awards		—	—		152	—
Diluted EPS	$(12,262)	39,242	$(0.31)	$24,732	39,170	$0.63

	Nine Months Ended September 30,
	2023			2022
	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$(74,695)	39,155	$(1.91)	$101,188	39,858	$2.54
Dilutive effect of nonvested share awards		—	—		267	(0.02)
Diluted EPS	$(74,695)	39,155	$(1.91)	$101,188	40,125	$2.52
There were no options outstanding, antidilutive or otherwise, as of September 30, 2023 and 2022.
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
As of September 30, 2023, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2014 and subsequent years.
The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, recording deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated or deemed repatriated due to intercompany loans, the Company may need to accrue and pay taxes, although foreign tax credits and exemptions may be available to partially reduce or eliminate income and withholding taxes. Any deemed repatriations from additional intercompany loans would be expected to have little or no tax impact. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $88.8 million and $75.3 million as of September 30, 2023 and December 31, 2022, respectively.
12. Commitments and Contingencies:
Employment Agreements:
The Company has entered into employment agreements with certain of its current and former U.S. executive officers. Such agreements provide for base salary payments as well as potential discretionary bonuses that consider the Company’s overall performance against its short and long-term financial and strategic objectives. The agreements also contain customary confidentiality and non-compete provisions. As of September 30, 2023, estimated future compensation under these agreements was $4.3 million. Outside the U.S., the Company has entered into employment agreements with certain employees pursuant to local country regulations. Generally, these agreements do not have expiration dates. As a result, it is impractical to estimate the amount of future compensation under these agreements. Accordingly, the future compensation under these agreements is not included in the $4.3 million total above.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Forward Flow Agreements:
The Company is party to several forward flow agreements for the purchase of nonperforming loans at pre-established prices. As of September 30, 2023, the maximum amount the Company could be obligated to purchase under forward flow agreements was $538.0 million. This amount is based on sellers' estimates of future flow sales and is dependent on actual delivery compared to these estimates. Accordingly, amounts purchased under these agreements may vary and are often less than the maximum amounts.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at September 30, 2023, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities.
As of September 30, 2023, there were no material developments in any of the legal proceedings disclosed in the Company's 2022 Form 10-K, except as described in the Company's March 31, 2023 Quarterly Report on Form 10-Q, and there were no new material legal proceedings during the three months ended September 30, 2023.
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

Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. We are headquartered in Norfolk, Virginia, and as of September 30, 2023, employed 3,134 full-time equivalents. Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol "PRAA".
Executive Overview
For the three months ended September 30, 2023, we had:
•Total portfolio purchases of $311.2 million.
•Total cash collections of $419.6 million.
•Cash efficiency ratio of 58.9%.
•Diluted earnings per share of $(0.31).
For the nine months ended September 30, 2023, we had:
•Total portfolio purchases of $869.2 million.
•Total cash collections of $1,250.2 million.
•Cash efficiency ratio of 58.2%.
•Diluted earnings per share of $(1.91).
As of September 30, 2023, we had estimated remaining collections of $6.0 billion.
We believe our cash forecast curves are appropriate given the information we have as of the date of this Quarterly Report. However, we continue to operate in an economic environment that includes elevated levels of inflation, rising interest rates, foreign exchange rate fluctuations, and concerns of a global recession. Given the continued weak economic conditions, we have experienced near-term pressure on cash collections in certain markets. Note that factors that can cause near-term collections pressure are also typically the same factors that historically have led to more portfolio supply, as consumers struggle to manage and pay down their debt. Volumes and pricing in the U.S. market are improving, and we increased our U.S. investment level for the fourth consecutive quarter. While the European market continues to be competitive, our European business continues to capitalize on stable investment volumes. We cannot predict the full extent to which these items will impact our business, results of operations and financial condition.

Results of Operations
The results of operations include the financial results of the Company and all of our subsidiaries. Certain prior year amounts have been reclassified for consistency with the current year presentation. The following table sets forth our Consolidated Income Statement amounts as a percentage of Total revenues for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Revenues:
Portfolio income	$189,960	87.8%	$185,853	75.9%	$562,492	96.8%	$587,394	79.0%
Changes in expected recoveries	22,156	10.2	48,336	19.8	6,380	1.1	134,817	18.1
Total portfolio revenue	212,116	98.0	234,189	95.7	568,872	97.9	722,211	97.1
Other revenue	4,314	2.0	10,618	4.3	12,264	2.1	21,463	2.9
Total revenues	216,430	100.0	244,807	100.0	581,136	100.0	743,674	100.0
Operating expenses:
Compensation and employee services	69,517	32.1	70,382	28.8	217,708	37.5	215,615	29.0
Legal collection fees	9,839	4.5	8,963	3.7	28,228	4.9	29,390	4.0
Legal collection costs	20,761	9.6	23,391	9.5	66,228	11.4	57,694	7.8
Agency fees	19,436	9.0	15,160	6.2	54,491	9.4	47,374	6.4
Outside fees and services	18,858	8.7	24,618	10.0	62,064	10.7	71,489	9.6
Communication	9,881	4.6	9,951	4.1	30,525	5.3	32,062	4.3
Rent and occupancy	4,426	2.0	4,669	1.9	13,193	2.3	14,289	1.9
Depreciation and amortization	3,273	1.5	3,741	1.5	10,344	1.8	11,384	1.5
Impairment of real estate	5,037	2.3	—	—	5,037	0.9	—	—
Other operating expenses	12,356	5.7	13,144	5.4	38,355	6.6	37,885	5.1
Total operating expenses	173,384	80.0	174,019	71.1	526,173	90.8	517,182	69.6
Income from operations	43,046	20.0	70,788	28.9	54,963	9.2	226,492	30.4
Other income and (expense):
Interest expense, net	(49,473)	(22.9)	(32,455)	(13.3)	(130,778)	(22.5)	(95,765)	(12.9)
Foreign exchange gain, net	564	0.3	4	—	984	0.2	791	0.1
Other	(500)	(0.2)	(83)	—	(1,380)	(0.2)	(754)	(0.1)
Income/(loss) before income taxes	(6,363)	(2.8)	38,254	15.6	(76,211)	(13.3)	130,764	17.5
Income tax expense/(benefit)	1,788	0.8	11,072	4.5	(15,317)	(2.6)	29,828	3.9
Net income/(loss)	(8,151)	(3.6)	27,182	11.1	(60,894)	(10.7)	100,936	13.6
Adjustment for net income/(loss) attributable to noncontrolling interests	4,111	1.9	2,450	1.0	13,801	2.4	(252)	—
Net income/(loss) attributable to PRA Group, Inc.	$(12,262)	(5.5)%	$24,732	10.1%	$(74,695)	(13.1)%	$101,188	13.6%

Three Months Ended September 30, 2023 Compared To Three Months Ended September 30, 2022
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Americas and Australia Core	$223,714	$225,775	$(2,061)	(0.9)%
Americas Insolvency	27,809	31,911	(4,102)	(12.9)
Europe Core	144,402	132,072	12,330	9.3
Europe Insolvency	23,639	22,586	1,053	4.7
Total cash collections	$419,564	$412,344	$7,220	1.8%

Cash collections adjusted (1)	$419,564	$424,119	$(4,555)	(1.1)%
(1) Cash collections adjusted refers to 2022 foreign currency cash collections remeasured at 2023 average U.S. dollar exchange rates.
Cash collections were $419.6 million for the three months ended September 30, 2023, an increase of $7.3 million, or 1.8%, compared to $412.3 million for the three months ended September 30, 2022. The increase was primarily due to higher cash collections of $20.9 million, or 87.8%, in Brazil, and higher cash collections of $13.4 million, or 8.7%, in Europe, both driven by higher levels of purchasing in recent years. These increases were partially offset by lower cash collections of $16.9 million, or 14.0%, in U.S. call center and other collections, and lower cash collections of $4.1 million, or 12.9%, in Americas Insolvency cash collections, both largely due to lower purchasing levels in recent years. U.S. legal cash collections decreased $6.1 million, or 8.5%, reflecting lower volumes of accounts placed in the legal channel due to lower purchasing levels in recent years.
Revenues
Revenue generation for the periods indicated was as follows (amounts in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Portfolio income	$189,960	$185,853	$4,107	2.2%
Changes in expected recoveries	22,156	48,336	(26,180)	(54.2)
Total portfolio revenue	212,116	234,189	(22,073)	(9.4)
Other revenue	4,314	10,618	(6,304)	(59.4)
Total revenues	$216,430	$244,807	$(28,377)	(11.6)%
Total Portfolio Revenue
Total portfolio revenue was $212.1 million for the three months ended September 30, 2023, a decrease of $22.1 million, or 9.4%, compared to $234.2 million for the three months ended September 30, 2022. The decrease was largely driven by lower levels of cash overperformance and an increase to the ERC of certain older pools during the three months ended September 30, 2022, that did not recur during the three months ended September 30, 2023, partially offset by higher revenue from the impact of increased purchasing in South America and Europe.
Other Revenue
Other revenue was $4.3 million for the three months ended September 30, 2023, a decrease of $6.3 million, or 59.4%, compared to $10.6 million for the three months ended September 30, 2022. The decrease was primarily due to the timing of settlements in our claims processing company, Claims Compensation Bureau, LLC ("CCB").
Operating Expenses
Total operating expenses were $173.4 million for the three months ended September 30, 2023, a decrease of $0.6 million, or 0.4%, compared to $174.0 million for the three months ended September 30, 2022.

Legal Collection Costs
Legal collection costs consist primarily of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. These costs were $20.8 million for the three months ended September 30, 2023, a decrease of $2.6 million, or 11.1%, compared to $23.4 million for the three months ended September 30, 2022. The decrease was primarily due to lower volumes of accounts placed in the legal channel in the U.S. compared to the three months ended September 30, 2022.
Agency Fees
Agency fees were $19.4 million for the three months ended September 30, 2023, an increase of $4.2 million, or 27.6%, compared to $15.2 million for the three months ended September 30, 2022. The increase was primarily due to the increase in cash collections in Brazil.
Outside Fees and Services
Outside fees and services expenses were $18.9 million for the three months ended September 30, 2023, a decrease of $5.7 million, or 23.2%, compared to $24.6 million for the three months ended September 30, 2022. The decrease was primarily due to higher corporate legal fees during the three months ended September 30, 2022.
Impairment of Real Estate
Impairment of real estate was $5.0 million for the three months ended September 30, 2023, due to an impairment charge associated with our decision to cease call center operations at one of our owned regional offices in the U.S. No impairment was recorded for the three months ended September 30, 2022. The property is being marketed for sale or lease.
Interest Expense, Net
Interest expense, net was $49.5 million for the three months ended September 30, 2023, an increase of $17.0 million, or 52.4%, compared to $32.5 million for the three months ended September 30, 2022, primarily reflecting a higher average debt balance and higher interest rates.
Interest expense, net consisted of the following (amounts in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Interest on debt obligations and unused line fees	$31,161	$17,635	$13,526	76.7%
Interest on senior notes	18,433	9,906	8,527	86.1
Coupon interest on convertible notes	—	3,019	(3,019)	(100.0)
Amortization of loan fees and other loan costs	2,220	2,555	(335)	(13.1)
Interest income	(2,341)	(660)	(1,681)	254.7
Interest expense, net	$49,473	$32,455	$17,018	52.4%
Income Tax Expense/(Benefit)
Income tax expense was $1.8 million for the three months ended September 30, 2023, a decrease of $9.3 million, or 83.8%, compared to $11.1 million for the three months ended September 30, 2022. We recorded income tax expense for the period despite incurring a quarterly pre-tax loss due to changes in our projected mix of income from different taxing jurisdictions. Tax expense was recorded during the period to reflect an estimated annual effective tax benefit rate. The decrease in income tax expense was primarily due to lower income before taxes during 2023 when compared to 2022. During the three months ended September 30, 2023, our effective tax benefit rate was 28.1%, compared to an effective tax rate of 28.9% for the three months ended September 30, 2022. The decrease in our effective tax rate was primarily due to changes in the mix of income from different taxing jurisdictions.

Nine Months Ended September 30, 2023 Compared To Nine Months Ended September 30, 2022
Cash Collections
Cash collections for the periods indicated were as follows (amounts in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Americas and Australia Core	$672,560	$740,436	$(67,876)	(9.2)%
Americas Insolvency	79,944	101,398	(21,454)	(21.2)
Europe Core	427,731	425,704	2,027	0.5
Europe Insolvency	69,932	69,846	86	0.1
Total cash collections	$1,250,167	$1,337,384	$(87,217)	(6.5)

Cash collections adjusted (1)	$1,250,167	$1,331,098	$(80,931)	(6.1)%
(1) Cash collections adjusted refers to 2022 foreign currency cash collections remeasured at 2023 U.S. dollar exchange rates.
Cash collections were $1,250.2 million for the nine months ended September 30, 2023, a decrease of $87.2 million, or 6.5%, compared to $1,337.4 million for the nine months ended September 30, 2022. The decrease was primarily due to a decline of $98.7 million, or 23.5%, in U.S. call center and other cash collections, and lower cash collections of $21.4 million, or 21.2%, in Americas Insolvency collections, both largely due to lower purchasing levels in recent years. U.S. legal cash collections decreased $28.5 million, or 12.6%, reflecting lower volumes of accounts placed in the legal channel due to lower purchasing levels in recent years. These decreases were partially offset by higher cash collections in South America of $59.6 million, or 83.6%, due mainly to higher recent purchases.
Revenues
Revenue generation for the periods indicated was as follows (amounts in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Portfolio income	$562,492	$587,394	$(24,902)	(4.2)%
Changes in expected recoveries	6,380	134,817	(128,437)	(95.3)
Total portfolio revenue	568,872	722,211	(153,339)	(21.2)
Other revenue	12,264	21,463	(9,199)	(42.9)
Total revenues	$581,136	$743,674	$(162,538)	(21.9)%
Total Portfolio Revenue
Total portfolio revenue was $568.9 million for the nine months ended September 30, 2023, a decrease of $153.3 million, or 21.2%, compared to $722.2 million for the nine months ended September 30, 2022. The decrease was largely driven by lower purchasing, lower levels of cash overperformance and an increase to the ERC of certain pools during the nine months ended September 30, 2022, that did not recur during the nine months ended September 30, 2023. Additionally, and primarily impacting the first quarter of 2023, we experienced a softer tax season than we had anticipated, with U.S. collections lower than our expectations, which then prompted a reduction in ERC. This resulted in a negative $25.6 million net present value adjustment for our U.S. Core portfolio, with more than half of this adjustment related to the 2021 U.S. Core vintage.
Other revenue
Other revenue was $12.3 million for the nine months ended September 30, 2023, a decrease of $9.2 million, or 42.9%, compared to $21.5 million for the nine months ended September 30, 2022. The decrease was primarily due to the timing of settlements in CCB.

Operating Expenses
Operating expenses were $526.2 million for the nine months ended September 30, 2023, an increase of $9.0 million, or 1.7%, compared to $517.2 million for the nine months ended September 30, 2022.
Compensation and Employee Services
Compensation and employee services expenses were $217.7 million for the nine months ended September 30, 2023, an increase of $2.1 million, or 1.0%, compared to $215.6 million for the nine months ended September 30, 2022. The increase mainly reflects higher severance expenses of $8.6 million, partially offset by decreases in temporary labor and healthcare and other benefit expenses.
Legal Collection Costs
Legal collection costs were $66.2 million for the nine months ended September 30, 2023, an increase of $8.5 million, or 14.7%, compared to $57.7 million for the nine months ended September 30, 2022. The increase primarily reflects higher volumes of accounts placed in the legal channel in the U.S.
Agency Fees
Agency fees were $54.5 million for the nine months ended September 30, 2023, an increase of $7.1 million, or 15.0%, compared to $47.4 million for the nine months ended September 30, 2022. The increase was primarily due to the increase in cash collections in Brazil.
Outside Fees and Services
Outside fees and services expenses were $62.1 million for the nine months ended September 30, 2023, a decrease of $9.4 million, or 13.1%, compared to $71.5 million for the nine months ended September 30, 2022. The decrease reflects lower corporate legal costs and consulting fees.
Impairment of Real Estate
Impairment of real estate was $5.0 million for the nine months ended September 30, 2023, due to an impairment charge associated with our decision to cease call center operations at one of our owned regional offices in the U.S. No impairment was recorded for the nine months ended September 30, 2022. The property is being marketed for sale or lease.
Interest Expense, Net
Interest expense, net was $130.8 million for the nine months ended September 30, 2023, an increase of $35.0 million, or 36.6%, compared to $95.8 million for the nine months ended September 30, 2022, primarily reflecting a higher average debt balance and increased interest rates. Interest income increased $9.3 million primarily due to the cash we received and invested from the issuance of our Senior Notes due 2028 ("2028 Notes"), in the first quarter of 2023, substantially all of the net proceeds of which we used to retire our Convertible Senior Notes due 2023 ("2023 Notes") in the second quarter of 2023, in addition to higher interest rates earned on our bank account balances.
Interest expense, net consisted of the following (amounts in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Interest on debt obligations and unused line fees	$78,139	$51,150	$26,989	52.8%
Interest on senior notes	51,672	29,719	21,953	73.9
Coupon interest on convertible notes	5,031	9,057	(4,026)	(44.5)
Amortization of loan fees and other loan costs	7,045	7,653	(608)	(7.9)
Interest income	(11,109)	(1,814)	(9,295)	512.4
Interest expense, net	$130,778	$95,765	$35,013	36.6%
Income Tax Expense/(Benefit)
Income tax benefit was $15.3 million for the nine months ended September 30, 2023, a decrease of $45.1 million, or 151.2%, compared to income tax expense of $29.8 million for the nine months ended September 30, 2022. The decrease in income tax expense was primarily due to lower income before taxes during the nine months ended September 30, 2023, which decreased $207.0 million, or 158.3%. During the nine months ended September 30, 2023, our effective tax benefit rate was 20.1%, compared to an effective tax rate of 22.8% for the nine months ended September 30, 2022. The decrease in our effective tax rate was mainly due to the timing of discrete items and changes in the mix of income from different taxing jurisdictions.

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
Revenue recognition is driven by estimates of the amount and timing of future cash collections. We record new portfolio acquisitions at the purchase price, which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, portfolios are aggregated into annual pools, and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the purchase price amount is fixed at the aggregated amounts paid to acquire the portfolio, the effective interest rate is fixed at the amount we expect to collect, discounted at the rate to equate purchase price to the recovery estimate, and the currency rates are fixed for purposes of comparability in future periods. Depending on the level of performance and expected future impacts from our operations, we may update ERC and TEC levels based on the results of our cash forecasting with the correlating adjustment to the purchase price multiple. We follow an established process to evaluate ERC. During the first year following purchase, we typically do not adjust our purchase price multiples. Following the initial years, as we gain collection experience and confidence with a pool of accounts, we may begin to adjust ERC and TEC. Over time, our TEC has often increased as pools have aged resulting in the ratio of TEC to purchase price for any given year of buying to gradually increase. Thus, all factors being equal in terms of pricing, one would typically tend to see a higher collection to purchase price ratio from a pool of accounts that was six years from acquisition than a pool that was just two years from acquisition.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all of the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of categories of portfolio segments and related geographies.

Purchase Price Multiples as of September 30, 2023 Amounts in thousands
Purchase Period	Purchase Price (2)(3)	Total Estimated Collections (4)	Estimated Remaining Collections (5)	Current Purchase Price Multiple	Original Purchase Price Multiple (6)
Americas and Australia Core
1996-2012	$1,541,896	$4,803,591	$34,002	312%	238%
2013	390,826	912,127	15,613	233%	211%
2014	404,117	878,252	23,547	217%	204%
2015	443,114	898,799	37,991	203%	205%
2016	455,767	1,075,382	68,523	236%	201%
2017	532,851	1,196,883	110,646	225%	193%
2018	653,975	1,463,965	153,173	224%	202%
2019	581,476	1,291,978	200,551	222%	206%
2020	435,668	947,163	236,196	217%	213%
2021	435,846	774,075	412,428	178%	191%
2022	406,082	709,920	502,071	175%	179%
2023	475,470	902,639	846,139	190%	190%
Subtotal	6,757,088	15,854,774	2,640,880
Americas Insolvency
1996-2012	1,038,223	2,146,670	96	207%	165%
2013	227,834	355,733	45	156%	133%
2014	148,420	218,770	139	147%	124%
2015	63,170	87,980	103	139%	125%
2016	91,442	117,770	270	129%	123%
2017	275,257	356,365	1,423	129%	125%
2018	97,879	136,160	4,288	139%	127%
2019	123,077	168,922	24,524	137%	128%
2020	62,130	90,853	32,652	146%	136%
2021	55,187	73,780	37,820	134%	136%
2022	33,442	46,734	36,834	140%	139%
2023	71,953	100,452	95,705	140%	140%
Subtotal	2,288,014	3,900,189	233,899
Total Americas and Australia	9,045,102	19,754,963	2,874,779
Europe Core
2012	20,409	44,413	—	218%	187%
2013	20,334	27,260	1	134%	119%
2014 (1)	773,811	2,408,574	354,169	311%	208%
2015	411,340	743,660	141,522	181%	160%
2016	333,090	573,894	167,256	172%	167%
2017	252,174	362,855	107,001	144%	144%
2018	341,775	547,194	197,447	160%	148%
2019	518,610	822,604	338,588	159%	152%
2020	324,119	558,705	259,639	172%	172%
2021	412,411	694,192	423,855	168%	170%
2022	359,447	580,738	477,450	162%	162%
2023	281,356	457,931	429,428	163%	163%
Subtotal	4,048,876	7,822,020	2,896,356
Europe Insolvency
2014 (1)	10,876	18,809	—	173%	129%
2015	18,973	29,255	53	154%	139%
2016	39,338	57,698	1,123	147%	130%
2017	39,235	51,677	2,172	132%	128%
2018	44,908	52,473	5,713	117%	123%
2019	77,218	112,312	23,758	145%	130%
2020	105,440	156,926	47,485	149%	129%
2021	53,230	71,526	34,563	134%	134%
2022	44,604	60,714	47,585	136%	137%
2023	32,217	43,946	42,049	136%	136%
Subtotal	466,039	655,336	204,501
Total Europe	4,514,915	8,477,356	3,100,857
Total PRA Group	$13,560,017	$28,232,319	$5,975,636
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
(5)Non-U.S. amounts are presented at the September 30, 2023 exchange rate.
(6)The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information Year-to-date as of September 30, 2023 Amounts in thousands
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables as of September 30, 2023 (3)
Americas and Australia Core
1996-2012	$13,706	$8,270	$3,589	$11,859	$8,404
2013	7,709	3,013	3,849	6,862	6,588
2014	8,933	3,839	3,743	7,583	9,136
2015	10,697	6,477	(1,262)	5,216	15,758
2016	18,926	12,877	(2,309)	10,568	22,995
2017	34,496	19,670	(6,655)	13,014	46,567
2018	73,748	30,229	5,437	35,666	87,935
2019	87,979	39,193	(1,760)	37,433	109,991
2020	100,608	44,087	(4,707)	39,380	133,793
2021	108,659	61,425	(36,553)	24,872	216,634
2022	150,050	74,546	(3,079)	71,467	306,568
2023	57,049	37,347	5,898	43,243	461,243
Subtotal	672,560	340,973	(33,809)	307,163	1,425,612
Americas Insolvency
1996-2012	576	189	390	579	—
2013	252	97	156	253	—
2014	349	207	96	304	—
2015	266	90	91	182	54
2016	662	105	312	418	236
2017	4,075	380	1,004	1,385	1,279
2018	10,958	975	(1,130)	(155)	4,091
2019	22,692	2,604	924	3,529	23,037
2020	15,206	3,326	1,162	4,488	28,574
2021	13,433	3,602	906	4,508	31,907
2022	6,715	2,936	645	3,581	29,333
2023	4,760	2,250	2,348	4,596	71,081
Subtotal	79,944	16,761	6,904	23,668	189,592
Total Americas and Australia	752,504	357,734	(26,905)	330,831	1,615,204
Europe Core
2012	531	—	531	531	—
2013	264	—	264	264	—
2014 (1)	81,467	52,042	14,172	66,214	97,030
2015	25,924	12,437	(502)	11,936	70,420
2016	22,350	11,777	(1,094)	10,682	96,465
2017	15,398	5,698	707	6,405	73,062
2018	31,748	11,528	3,374	14,902	130,556
2019	57,349	18,293	13,923	32,216	229,949
2020	43,153	16,725	1,067	17,793	160,547
2021	55,633	25,087	(6,041)	19,045	255,955
2022	64,593	26,164	(230)	25,934	299,256
2023	29,321	11,082	202	11,284	263,039
Subtotal	427,731	190,833	26,373	217,206	1,676,279
Europe Insolvency
2014 (1)	172	—	172	172	—
2015	331	21	250	270	45
2016	1,105	201	362	563	604
2017	3,279	216	648	865	1,986
2018	5,905	544	(130)	414	5,195
2019	13,786	1,983	1,309	3,292	20,822
2020	23,164	3,681	3,414	7,095	42,445
2021	11,068	2,777	302	3,078	29,247
2022	9,171	3,529	(40)	3,489	37,199
2023	1,951	973	625	1,597	31,778
Subtotal	69,932	13,925	6,912	20,835	169,321
Total Europe	497,663	204,758	33,285	238,041	1,845,600
Total PRA Group	$1,250,167	$562,492	$6,380	$568,872	$3,460,804
(1)    Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014 (as described in our 2022 Form 10-K).
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the September 30, 2023 exchange rate.

Cash Collections by Year, By Year of Purchase (1) Year-to-date as of September 30, 2023 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (3)(4)	1996-2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total
Americas and Australia Core
1996-2012	$1,541.9	$2,962.4	$554.9	$412.5	$280.3	$178.9	$118.1	$83.8	$62.9	$41.5	$29.9	$23.5	$13.7	$4,762.4
2013	390.8	—	101.6	247.8	194.0	120.8	78.9	56.4	36.9	23.2	16.7	12.5	7.7	896.5
2014	404.1	—	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	22.3	15.0	8.9	846.2
2015	443.1	—	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	10.7	863.8
2016	455.8	—	—	—	—	138.7	256.5	194.6	140.6	105.9	74.2	38.4	18.9	967.8
2017	532.9	—	—	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	34.5	1,075.8
2018	654.0	—	—	—	—	—	—	122.7	361.9	337.7	239.9	146.1	73.7	1,282.0
2019	581.5	—	—	—	—	—	—	—	143.8	349.0	289.8	177.7	88.0	1,048.3
2020	435.7	—	—	—	—	—	—	—	—	132.9	284.3	192.0	100.6	709.8
2021	435.8	—	—	—	—	—	—	—	—	—	85.0	177.3	108.7	371.0
2022	406.2	—	—	—	—	—	—	—	—	—	—	67.7	150.0	217.7
2023	475.5	—	—	—	—	—	—	—	—	—	—	—	56.9	56.9
Subtotal	6,757.3	2,962.4	656.5	753.0	844.7	837.1	860.9	945.0	1,141.5	1,271.8	1,207.0	946.0	672.3	13,098.2
Americas Insolvency
1996-2012	1,038.2	1,021.6	417.3	338.8	208.3	105.3	37.7	8.3	3.9	2.3	1.4	1.1	0.6	2,146.6
2013	227.8	—	52.5	82.6	81.7	63.4	47.8	21.9	2.9	1.3	0.8	0.5	0.3	355.7
2014	148.4	—	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	1.1	0.7	0.3	218.5
2015	63.2	—	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	0.3	88.0
2016	91.4	—	—	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.8	0.7	118.5
2017	275.3	—	—	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.1	355.0
2018	97.9	—	—	—	—	—	—	6.7	27.4	30.5	31.6	24.6	11.0	131.8
2019	123.1	—	—	—	—	—	—	—	13.4	31.4	39.1	37.8	22.7	144.4
2020	62.1	—	—	—	—	—	—	—	—	6.5	16.1	20.4	15.2	58.2
2021	55.2	—	—	—	—	—	—	—	—	—	4.6	17.9	13.4	35.9
2022	33.4	—	—	—	—	—	—	—	—	—	—	3.2	6.7	9.9
2023	72.0	—	—	—	—	—	—	—	—	—	—	—	4.8	4.8
Subtotal	2,288.0	1,021.6	469.8	458.4	344.3	249.8	222.5	207.8	180.9	155.3	147.4	129.4	80.1	3,667.3
Total Americas and Australia	9,045.3	3,984.0	1,126.3	1,211.4	1,189.0	1,086.9	1,083.4	1,152.8	1,322.4	1,427.1	1,354.4	1,075.4	752.4	16,765.5
Europe Core
2012	20.4	11.6	9.0	5.6	3.2	2.2	2.0	2.0	1.4	1.2	1.2	0.9	0.5	40.8
2013	20.3	—	7.1	8.5	2.3	1.3	1.2	1.3	0.9	0.7	0.7	0.5	0.3	24.8
2014 (2)	773.8	—	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.2	122.2	81.5	1,794.3
2015	411.3	—	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	25.9	551.6
2016	333.1	—	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	22.4	404.2
2017	252.2	—	—	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	15.4	229.5
2018	341.8	—	—	—	—	—	—	24.3	88.7	71.3	69.1	50.7	31.7	335.8
2019	518.6	—	—	—	—	—	—	—	48.0	125.7	121.4	89.8	57.3	442.2
2020	324.1	—	—	—	—	—	—	—	—	32.3	91.7	69.0	43.2	236.2
2021	412.4	—	—	—	—	—	—	—	—	—	48.5	89.9	55.6	194.0
2022	359.4	—	—	—	—	—	—	—	—	—	—	33.9	64.6	98.5
2023	281.4	—	—	—	—	—	—	—	—	—	—	—	29.3	29.3
Subtotal	4,048.8	11.6	16.1	167.3	343.3	390.6	407.0	443.4	480.1	519.7	614.7	559.7	427.7	4,381.2
Europe Insolvency
2014 (2)	10.9	—	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.2	0.2	17.0
2015	19.0	—	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.6	0.3	26.5
2016	39.3	—	—	—	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.1	60.2
2017	39.2	—	—	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.3	47.3
2018	44.9	—	—	—	—	—	—	0.6	8.4	10.3	11.7	9.8	5.9	46.7
2019	77.2	—	—	—	—	—	—	—	5.0	21.1	23.9	21.0	13.8	84.8
2020	105.4	—	—	—	—	—	—	—	—	6.0	34.6	34.1	23.2	97.9
2021	53.2	—	—	—	—	—	—	—	—	—	5.5	14.4	11.1	31.0
2022	44.6	—	—	—	—	—	—	—	—	—	—	4.5	9.2	13.7
2023	32.2	—	—	—	—	—	—	—	—	—	—	—	2.0	2.0
Subtotal	465.9	—	—	—	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	70.1	427.1
Total Europe	4,514.7	11.6	16.1	167.3	350.6	405.1	429.1	472.2	518.8	578.5	707.7	653.5	497.8	4,808.3
Total PRA Group	$13,560.0	$3,995.6	$1,142.4	$1,378.7	$1,539.6	$1,492.0	$1,512.5	$1,625.0	$1,841.2	$2,005.6	$2,062.1	$1,728.9	$1,250.2	$21,573.8
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

Estimated Remaining Collections
The following chart shows our ERC of $5,975.6 million at September 30, 2023 by geographical region (amounts in millions).
The following chart shows our ERC by year for the 12 month periods ending September 30, in each of the years presented below. The forecast amounts reflect our estimate at September 30, 2023 of how much we expect to collect on our portfolios. These estimates are translated to U.S. dollars at the September 30, 2023 exchange rate.

The following table displays our ERC by year for the 12 month periods ending September 30, in each of the years presented below, by year, by geography as of September 30, 2023 (amounts in thousands):

ERC By Year, By Geography
	Americas and Australia Core	Americas Insolvency	Europe Core	Europe Insolvency	Total
2024	$822,339	$91,387	$486,862	$73,933	$1,474,521
2025	619,564	63,982	403,236	54,610	1,141,392
2026	395,861	41,450	336,278	35,663	809,252
2027	267,561	24,358	285,499	21,302	598,720
2028	184,126	11,178	244,246	11,145	450,695
2029	127,526	1,520	210,481	4,575	344,102
2030	90,123	24	181,901	1,295	273,343
2031	62,898	—	158,164	560	221,622
2032	43,285	—	137,967	477	181,729
2033	25,882	—	119,267	399	145,548
Thereafter	1,715	—	332,455	542	334,712
	$2,640,880	$233,899	$2,896,356	$204,501	$5,975,636
Seasonality
Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.
Cash Collections
The following table displays our quarterly cash collections by geography and portfolio type for the periods indicated (amounts in thousands):

Cash Collections by Geography and Type
	2023			2022				2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas and Australia Core	$223,714	$220,886	$227,960	$205,619	$225,775	$244,377	$270,284	$257,705
Americas Insolvency	27,809	26,384	25,751	27,971	31,911	34,278	35,209	36,851
Europe Core	144,402	149,324	134,005	134,016	132,072	142,470	151,162	155,853
Europe Insolvency	23,639	22,725	23,568	24,051	22,586	22,935	24,325	23,262
Total Cash Collections	$419,564	$419,319	$411,284	$391,657	$412,344	$444,060	$480,980	$473,671
The following table provides additional details on the composition of our Core cash collections for the periods indicated (amounts in thousands):

Cash Collections by Source - Core Portfolios Only
	2023			2022				2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Call Center and Other Collections	$232,054	$231,183	$236,415	$216,182	$235,832	$260,764	$291,266	$283,606
External Legal Collections	53,792	53,439	54,934	48,925	49,243	50,996	55,179	55,760
Internal Legal Collections	82,270	85,588	70,616	74,528	72,772	75,087	75,001	74,192
Total Core Cash Collections	$368,116	$370,210	$361,965	$339,635	$357,847	$386,847	$421,446	$413,558

Collections Productivity (U.S. Portfolio)
The following table displays a collections productivity measure for our U.S. Portfolios for the periods indicated:

Cash Collections per Collector Hour Paid U.S. Portfolio
	Call center and other cash collections (1)
	2023	2022	2021	2020	2019
First Quarter	$207	$261	$279	$172	$139
Second Quarter	199	226	270	263	139
Third Quarter	200	210	242	246	124
Fourth Quarter	—	186	232	204	128
(1)Represents total cash collections less internal legal cash collections, external legal cash collections, and insolvency cash collections from trustee-administered accounts.

Cash Efficiency Ratio
The following table displays our cash efficiency ratio for the periods indicated:

Cash Efficiency Ratio (1)
	2023	2022	2021	2020	2019
First Quarter	54.3%	65.1%	68.0%	61.5%	59.2%
Second Quarter	61.2	61.3	66.8	68.7	60.4
Third Quarter	58.9	58.4	62.4	65.6	60.2
Fourth Quarter	—	58.6	63.5	61.9	59.7
Full Year	—	61.0	65.3	64.5	59.9
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.

Portfolio Acquisitions
The following graph shows the purchase price of our portfolios by year since 2013. It also includes the acquisition date of nonperforming loan portfolios that were acquired through our business acquisitions. The 2023 total represents portfolio acquisitions through the nine months ended September 30, 2023, while the prior year totals are for the full year.
*    2014 includes portfolios acquired in connection with the acquisition of Aktiv Kapital AS in 2014 (as described in our 2022 Form 10-K).

The following table displays our quarterly portfolio acquisitions for the periods indicated (amounts in thousands):

Portfolio Acquisitions by Geography and Type
	2023			2022				2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Americas & Australia Core	$187,554	$171,440	$116,867	$118,581	$100,780	$99,962	$90,639	$90,263
Americas Insolvency	44,279	12,189	15,701	8,967	8,988	6,369	9,118	21,183
Europe Core	60,628	136,834	90,454	140,011	59,426	123,814	38,764	60,430
Europe Insolvency	18,722	7,296	7,203	20,535	13,910	1,202	8,929	29,820
Total Portfolio Acquisitions	$311,183	$327,759	$230,225	$288,094	$183,104	$231,347	$147,450	$201,696
Portfolio Acquisitions by Stratification (U.S. Only)
The following table categorizes our quarterly U.S. portfolio acquisitions for the periods indicated into major asset type and delinquency category. Since our inception in 1996, we have acquired nearly 62 million customer accounts in the U.S. (amounts in thousands).

U.S Portfolio Acquisitions by Major Asset Type
	2023						2022
	Q3		Q2		Q1		Q4		Q3
Major Credit Cards	$57,045	33.2%	$41,605	28.5%	$13,234	12.1%	$10,242	11.7%	$10,236	15.8%
Private Label Credit Cards	87,057	50.7	76,306	52.4	66,652	60.9	60,380	69.0	44,727	68.8
Consumer Finance	17,616	10.3	26,809	18.4	28,051	25.6	16,366	18.7	9,396	14.4
Auto Related	9,947	5.8	1,012	0.7	1,481	1.4	515	0.6	630	1.0
Total	$171,665	100.0%	$145,732	100.0%	$109,418	100.0%	$87,503	100.0%	$64,989	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2023						2022
	Q3		Q2		Q1		Q4		Q3
Fresh (1)	$103,432	66.0%	$89,767	67.2%	$70,053	74.8%	$55,117	70.2%	$30,510	54.5%
Primary (2)	3,405	2.2	5,378	4.0	3,863	4.1	511	0.7	587	1.0
Secondary (3)	40,294	25.7	25,800	19.3	17,789	19.0	21,620	27.5	19,886	35.5
Other (4)	9,615	6.1	12,598	9.5	2,012	2.1	1,288	1.6	5,018	9.0
Total Core	156,746	100.0%	133,543	100.0%	93,717	100.0%	78,536	100.0%	56,001	100.0%
Insolvency	14,919		12,189		15,701		8,967		8,988
Total	$171,665		$145,732		$109,418		$87,503		$64,989
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
•impairment of real estate;
•net income attributable to noncontrolling interests; and
•recoveries applied to negative allowance less changes in expected recoveries.
The following table is a reconciliation of net income as reported in accordance with GAAP to Adjusted EBITDA for the last 12 months ("LTM") as of September 30, 2023 and for the year ended December 31, 2022 (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	LTM	For the Year Ended
	September 30, 2023	December 31, 2022
Net income/(loss) attributable to PRA Group, Inc.	$(58,736)	$117,147
Adjustments:
Income tax expense	(8,358)	36,787
Foreign exchange gains	(1,178)	(985)
Interest expense, net	165,690	130,677
Other expense (1)	1,951	1,325
Depreciation and amortization	14,203	15,243
Impairment of real estate	5,037	—
Adjustment for net income attributable to noncontrolling interests	14,904	851
Recoveries applied to negative allowance less Changes in expected recoveries	864,032	805,942
Adjusted EBITDA	$997,545	$1,106,987
(1) Other expense reflects non-operating related activity.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing borrowings by Adjusted EBITDA. The following table reflects our ratios of Debt to Adjusted EBITDA for the LTM as of September 30, 2023 and for the year ended December 31, 2022 (amounts in thousands):

Debt to Adjusted EBITDA
	LTM		For the Year Ended
	September 30, 2023		December 31, 2022
Borrowings	$2,832,225		$2,494,858
Adjusted EBITDA	997,545		1,106,987
Debt to Adjusted EBITDA	2.84	x	2.25	x

Liquidity and Capital Resources
We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of September 30, 2023, cash and cash equivalents totaled $105.2 million, of which $88.8 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. See the "Undistributed Earnings of International Subsidiaries" section below for more information.
Borrowings. At September 30, 2023, we had the following committed amounts, amounts outstanding and availability under our credit facilities (amounts in thousands):

			Availability
	Committed Amount	Amount Outstanding	Availability Based on Current ERC (1)	Additional Availability (3)	Total Availability
Americas revolving credit (2)	$1,075,000	$382,351	$70,319	$622,330	$692,649
UK revolving credit	800,000	500,257	57,380	242,363	299,743
European revolving credit	811,815	473,873	150,127	187,815	337,942
Term loan	442,500	442,500	—	—	—
Senior notes	1,046,000	1,046,000	—	—	—
Less: Debt discounts and issuance costs	—	(12,756)	—	—	—
Total	$4,175,315	$2,832,225	$277,826	$1,052,508	$1,330,334
(1) Available borrowings after calculation of current borrowing base, which may be used for general corporate purposes, including portfolio purchases.
(2) Includes North American and Colombian revolving credit facilities.
(3) Subject to debt covenants, including advance rates ranging from 35-55% of applicable ERC.
On June 1, 2023, we used substantially all of the net proceeds received from the 2028 Notes to retire the 2023 Notes. We used the remainder of the net proceeds to repay a portion of the outstanding borrowings under the domestic revolving credit facility under our North America Credit Agreement.
Interest-bearing deposits. Per the terms of our European credit facility, we are permitted to obtain interest-bearing deposit funding of up to SEK 1.2 billion (the equivalent of approximately $109.8 million as of September 30, 2023). Interest-bearing deposits as of September 30, 2023 were $100.5 million.
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
Uses of Liquidity and Material Cash Requirements
Forward Flows. Contractual obligations over the next year are primarily related to portfolio purchase commitments. As of September 30, 2023, we have forward flow commitments in place for the purchase of nonperforming loans with a maximum purchase price of $538.0 million, comprised of $356.4 million for the Americas and Australia and $181.6 million for Europe. These amounts are based on sellers' estimates of future forward flow sales and are dependent on actual delivery compared to these estimates. Accordingly, amounts purchased under these agreements may vary and are often less than the maximum amounts. We may also enter into new or renewed forward flow commitments and/or close on spot purchase transactions in addition to the current forward flow agreements.
Borrowings. Of our $2.8 billion in borrowings at September 30, 2023, estimated interest, unused fees and principal payments for the next 12 months are $193.8 million, of which, $10.0 million relates to principal on the term loan under our North American Credit Agreement. Beyond 12 months, our principal payment obligations related to debt maturities occur between one and six years. Many of our financing arrangements include covenants with which we must comply. As of September 30, 2023, we determined that we were in compliance with these covenants.

Share Repurchases. On February 25, 2022, we completed our $230.0 million share repurchase program. Also on February 25, 2022, our Board of Directors approved a new share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or other methods, subject to market and/or other conditions and applicable regulatory requirements. The new share repurchase program has no stated expiration date and does not obligate us to repurchase any specified amount of shares, remains subject to the discretion of our Board of Directors and, subject to compliance with applicable laws, may be modified, suspended or discontinued at any time. As of September 30, 2023, we had $67.7 million remaining for share repurchases under the new program, which is subject to restrictive covenants contained in our credit facilities and senior note indentures. Considering these covenants, we did not repurchase any common stock during the three months ended September 30, 2023. For more information, see Item 2 included in Part II of this Quarterly Report.
Leases. Our leases have remaining lease terms of one to 11 years. As of September 30, 2023, we had $51.7 million in lease liabilities, of which approximately $10.0 million matures within the next 12 months. For more information, see Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Derivatives. Derivative financial instruments are entered into to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of September 30, 2023, we had $3.4 million of derivative liabilities, all of which mature within the next 12 months. For more information, see Note 7 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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
Cash Flow Analysis
The following table summarizes our cash flow activity for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash provided by/(used in):
Operating activities	$(118,272)	$(3,414)	$(114,858)
Investing activities	(179,589)	195,406	(374,995)
Financing activities	328,251	(190,054)	518,305
Effect of exchange rate on cash	3,270	(31,927)	35,197
Net increase/(decrease) in cash and cash equivalents	$33,660	$(29,989)	$63,649
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
Net cash used in operating activities of $118.3 million for the nine months ended September 30, 2023 increased $114.9 million from net cash used in operating activities of $3.4 million for the nine months ended September 30, 2022. The increase was primarily driven by the impact of unrealized foreign currency transactions; higher cash paid for operating expenses, interest and taxes; and lower cash collections recognized as income.

Investing Activities
Cash provided by investing activities is primarily driven by recoveries applied to our negative allowance. Cash used in investing activities primarily relates to acquisitions of nonperforming loans and net investment activity.
Net cash provided by/(used in) investing activities decreased $375.0 million for the nine months ended September 30, 2023, primarily driven by an increase of $313.5 million in purchases of finance receivables, an increase of $57.8 million in purchases of investments and a decrease of $70.3 million in recoveries applied to the negative allowance. These items were partially offset by an increase of $58.2 million in proceeds from sales and maturities of investments.
Financing Activities
Cash provided by financing activities is normally provided by draws on our lines of credit and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our lines of credit and long-term debt.
Net cash provided by/(used in) financing activities increased $518.3 million during the nine months ended September 30, 2023, primarily driven by proceeds from the issuance of our 2028 Notes of $400.0 million, a $351.9 million increase from net payments on our lines of credit in the prior year to net draws on our lines of credit in the current year and a decrease in our purchases of common stock of $111.4 million. These items were partially offset by the retirement of our 2023 Notes in the amount of $345.0 million.
Undistributed Earnings of International Subsidiaries
We intend to use predominantly all of our accumulated and future undistributed earnings of international subsidiaries to expand operations outside the U.S.; therefore, such undistributed earnings of international subsidiaries are considered to be indefinitely reinvested outside the U.S. Accordingly, no provision for income tax and withholding tax has been provided thereon. If management's intentions change and eligible undistributed earnings of international subsidiaries are repatriated or deemed repatriated due to intercompany loans, we could be subject to additional income taxes and withholding taxes. This could result in a higher effective tax rate in the period in which such a decision is made to repatriate accumulated or future undistributed international earnings. Changes in intercompany loan balances are expected to have little or no tax impact. The amount of cash on hand related to international operations with indefinitely reinvested earnings was $88.8 million and $75.3 million as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further information related to our income taxes and undistributed international earnings.
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
Goodwill is evaluated for impairment either under the qualitative assessment option or using a quantitative approach depending on facts and circumstances of a reporting unit, including the excess of fair value over carrying amount in the last valuation, changes in the business environment and changes of the reporting unit or its composition. If upon evaluation of the qualitative factors, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to determine the reporting unit’s fair value and record as an impairment loss the amount the carrying value exceeds fair value, not to exceed the total amount of goodwill allocated to the respective reporting unit.
We determine the fair value of a reporting unit by applying the approaches prescribed under ASC Topic 820 "Fair Value Measurements and Disclosures": the income approach and the market approach. Depending on the availability of public data and suitable comparable transaction data, we may or may not use the market approach or we may emphasize the results from the approach differently. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows and a residual terminal value. Cash flow projections are based on management's estimates of growth rates, operating margins, necessary working capital and capital expenditure requirements, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on prices and other relevant market transactions involving comparable publicly traded companies with operating and investment characteristics similar to the reporting unit.
As of September 30, 2023, we had goodwill of $412.5 million, consisting primarily of $385.6 million in our Debt Buying and Collection ("DBC") reporting unit.
We performed our most recent annual review, using a qualitative assessment, as of October 1, 2022, and concluded that goodwill was not impaired. At that time, we estimated that our DBC reporting unit's fair value exceeded its carrying value by a substantial margin. As of September 30, 2023, our quarterly impairment assessment did not identify the occurrence of any triggering events, and we determined our goodwill was not more-likely-than-not impaired. The Company will perform a quantitative goodwill impairment test of the reporting unit as of October 1, 2023, our next annual testing date.
While we concluded goodwill was not more-likely-than-not impaired as of September 30, 2023, we did identify a heightened risk for future impairment of the goodwill allocated to our DBC reporting unit, considering macroeconomic conditions, higher interest rates and their impact on discount rates, recent financial performance, and the recent decline in our stock price. Should these factors worsen, they could adversely impact the fair value of the reporting unit, and we may have to record impairment charges in future periods.
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
Interest Rate Risk
We are subject to interest rate risk from outstanding borrowings on our variable rate credit facilities. As such, our consolidated financial results are subject to fluctuations due to changes in the market rate of interest. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were approximately $1.8 billion as of September 30, 2023. Based on our debt structure at September 30, 2023, assuming a 50 basis point decrease in interest rates, interest expense over the following 12 months would decrease by an estimated $5.1 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $5.1 million.
To reduce the exposure to changes in the market rate of interest and to comply with the terms of our European revolving credit facility, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. Considering these contracts in addition to our fixed rate borrowings, as of September 30, 2023, we were 66% hedged on a notional basis. We apply hedge accounting to all of our interest rate derivative contracts.  By applying hedge accounting, changes in market value are reflected as adjustments in Other comprehensive (loss)/income. All derivatives to which we have applied hedge accounting were evaluated and remained highly effective at September 30, 2023. Terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. The sensitivity calculations above consider the impact of our interest rate derivative contracts and zero interest rate floors on revolving loans under our North America, UK and European credit facilities.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During the three months ended September 30, 2023, we generated $111.0 million of revenues from operations outside the U.S. and used 12 functional currencies, excluding the U.S. dollar. Weakness in one particular currency might be offset by strength in other currencies over time.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of September 30, 2023, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. For more information, see Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report. We did not repurchase any common stock during the quarter ended September 30, 2023.
We do not currently pay regular dividends on our common stock and did not pay dividends during the three months ended September 30, 2023; however, our Board of Directors may determine in the future to declare or pay dividends on our common stock. Our credit facilities and the indentures governing our senior notes contain financial and other restrictive covenants, including how we operate our business and our ability to pay dividends to our stockholders and repurchase our common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the three months ended September 30, 2023.
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

10.1*	Separation and Transition Services Agreement dated as of July 31, 2023, between Registrant and Laura B. White.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

November 6, 2023	By:	/s/ Vikram A. Atal
Vikram A. Atal
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2023	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)