Form 10-K
period 2023-12-31
PRA GROUP INC
filed 2024-02-29
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 was $885,369,133 based on the $22.85 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant's Common Stock outstanding as of February 23, 2024 was 39,247,271.
Documents incorporated by reference
Portions of the Registrant's definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

All references in this Annual Report on Form 10-K ("Form 10-K") to "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
Forward-Looking Statements:
This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical fact are forward-looking statements, including statements regarding cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans, strategies and anticipated events or trends. Our results could differ materially from those expressed or implied by such forward-looking statements, or our forward-looking statements could be wrong, as a result of risks, uncertainties and assumptions including the following:
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
•a disruption or failure by any of our third-party service providers to meet their obligations and our service level expectations;
•our inability to successfully implement our strategic and operational initiatives in our U.S. business;
•changes in accounting standards and their interpretations;
•the impact of a disease outbreak on the markets in which we operate and our inability to successfully manage the challenges associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns;
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
•changes in tax provisions or exposure to additional tax liabilities;
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
•our inability to manage effectively our capital and liquidity needs, including as a result of changes in credit or capital markets or adverse changes in our credit ratings;
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
You should assume that the information appearing in this Form 10-K is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date. The future events, developments or results described in, or implied by, this Form 10-K could turn out to be materially different. Except as required by law, we assume no obligation to publicly update or revise our forward-looking statements after the date of this Form 10-K, and you should not expect us to do so.

PART I
Item 1. Business.
General
PRA Group Inc. is a global financial and business services company with operations based primarily in the Americas and Europe, and to a lesser extent, Australia.
Our primary business is the purchase, collection and management of portfolios of nonperforming loans. The accounts we purchase are primarily the unpaid obligations of individuals owed to credit originators, which include banks and other types of consumer, retail and auto finance companies. We purchase portfolios of nonperforming loans at a discount in two broad categories: Core and Insolvency. Our Core operation specializes in purchasing and collecting nonperforming loans, which we purchase since the credit originators have chosen not to pursue, or have been unsuccessful in, collecting the full balance owed. Our Insolvency operation consists primarily of purchasing and collecting on nonperforming loans where the customer is involved in a bankruptcy proceeding, or the equivalent thereof, in certain European countries. We also provide fee-based services on class action claims recoveries in the United States ("U.S.").
Portfolio Acquisitions
To identify purchasing opportunities, we maintain an extensive marketing effort with our global investment team contacting known and prospective sellers of nonperforming loans. From these sellers, we acquire a variety of nonperforming loans, including Visa® and Mastercard® general purpose credit card accounts, private label credit card accounts, personal loans, automobile loans and small business loans. Sellers of nonperforming loans include major banks, credit unions, consumer finance companies, retailers, utilities, automobile finance companies and other credit originators. The price at which we purchase portfolios depends on a number of factors, including the age since charge-off of the portfolio, whether it is a Core or Insolvency portfolio, geographic region, the seller's selection criteria, our historical collections experience with a certain asset type or credit originator, our estimated cost to collect on the portfolio, our financing costs and the current market environment.
We purchase portfolios of nonperforming loans from credit originators through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of nonperforming loans and will request purchase prices from specifically invited bidders. In a privately negotiated sale process, the credit originator will contact one or more purchasers directly, receive a bid and negotiate the terms of sale. Typically, invited purchasers, in either case, will have already successfully completed a qualification process that can include the seller's review of any or all of the following: the purchaser's experience, reputation, financial standing, operating procedures, business practices and compliance oversight.
We purchase portfolios of nonperforming loans through either single portfolio transactions, referred to as spot sales, or through the pre-arranged purchase of multiple portfolios over time, referred to as forward flow sales. Under a forward flow agreement, we purchase statistically similar nonperforming loan portfolios from a credit originator on a periodic basis, at a negotiated price over a specified term, typically ranging from three to 12 months.
Portfolio Collection Operations
Call Center Operations
In higher volume markets, our collection efforts have been driven by internally staffed call centers. In some newer markets, and in markets that have less consistent debt purchasing patterns, most notably outside the U.S., we also utilize external vendors to support some or all of our collection efforts. As part of more recent efforts to enhance the performance of our U.S. business, we have expanded the outsourcing of collection efforts while also testing and piloting the offshoring of collections. Over time, we expect these initiatives will complement our internal resources and U.S. call centers. Whether the accounts are being serviced by internal staff or external vendors, except for accounts placed with a third-party debt collection agency, we utilize our proprietary analysis to proportionally direct work efforts to those customers most able and willing to pay. The analysis driving those decisions relies on models and variables that we believe will result in the highest correlation to profitable collections from call activity.
Legal Recovery - Core Portfolios
An important component of our collection efforts involves our legal recovery operations and the judicial collection of balances from customers who, in general, we believe have the ability, but not the willingness, to resolve their obligations. There are some markets, especially the Nordic countries, in which the collection process follows a prescribed, time-sensitive and sequential set of legal actions, but in the majority of instances, we use models and analysis to select those accounts reflecting a higher propensity to pay within a given legal environment. Depending on the characteristics of the account and the applicable local collection laws, we determine whether to commence legal action to judicially collect on the account. In certain countries, the legal collection process has a lower cost. The legal process can take an extended period of time and requires an upfront investment in court filing costs, but usually generates net cash collections that likely would not have been realized otherwise. We use a combination of internal staff (attorneys and support), as well as external law firms and other third-party vendors, to pursue legal collections under certain circumstances, as we deem appropriate.
Insolvency Operations
Accounts that are in an insolvent or bankrupt status are managed by our Insolvency operations team. These accounts fall under insolvency plans ranging from Individual Voluntary Arrangements ("IVAs") and Trust Deeds in the UK, to Consumer Proposals in Canada, to various forms of bankruptcy plans in the U.S., Canada, Germany and the UK. We file claims or claim transfers securing our creditor rights in plans, and we actively manage these accounts through the entire life cycle of the insolvency proceeding to ensure that we participate in any distributions to creditors. The accounts we manage are derived from two sources: (1) our purchased portfolios of insolvent nonperforming loans and (2) our Core purchased portfolios of nonperforming loans where our customers file for protection under insolvency or bankruptcy laws after we have purchased the account.
These accounts are managed under the relevant country's insolvency or bankruptcy codes and may have an associated payment plan that generally ranges from three to seven years. Accounts that are purchased while insolvent can be purchased at any stage in the insolvency or bankruptcy plan life cycle. Portfolios sold close to the filing of the insolvency or bankruptcy plan may take months to generate cash flow; however, aged portfolios sold years after the filing of the insolvency or bankruptcy plan will typically generate cash flows immediately.
Digital
As a complement to our collection operations, and in-line with macro trends demonstrating an increasingly digital consumer, we continue to implement digital platforms to support our collection efforts in all of our operating markets. These platforms provide for inbound collections, as well as outbound collections where permitted by local regulations. Our digital channels allow us to service our customers in a channel many of them prefer, providing convenient, user-friendly platforms for making payments, accessing account information, viewing documents and contacting an account representative.
Equity Method Investment
We have an 11.7% equity interest in RCB Investimentos S.A. ("RCB"), a portfolio servicer and manager that performs the underwriting and collections activities related to our Brazilian portfolios. Fees paid to RCB are included within Agency fees in our Consolidated Income Statements.
Fee-Based Services
In addition to the purchase, collection and management of portfolios of nonperforming loans, we provide fee-based services including class action claims recovery purchasing and servicing through our subsidiary, Claims Compensation Bureau, LLC ("CCB").
Seasonality
Customer payment patterns in all of the countries in which we operate can be affected by, among other factors, seasonal employment trends, income tax refunds and holiday spending habits.
Competition
Competition is derived from both third-party contingent fee collection agencies and purchasers of debt that either manage their own nonperforming loans or outsource such servicing. In the U.S., regulatory complexity and burdens, combined with seller preference for experienced portfolio purchasers, create barriers to successful entry for new competitors. In Brazil, there are a small number of major purchasers of nonperforming loans, whose experience and access to capital also create barriers to successful entry for new competitors. In Europe, the diverse regulatory environment across different markets creates varying levels of competition, with some markets being more competitive than others.
We compete in the purchasing of nonperforming loans on the basis of price, reputation, industry experience and performance. We believe that our competitive strengths include our:
•global presence, with portfolios in 18 countries;
•strong relationships with credit originators;

•ability to close transactions in a timely fashion;
•capital position;
•extensive data set developed since our founding in 1996;
•disciplined and proprietary underwriting process;
•ability to bid on portfolios at appropriate prices;
•compliance program;
•reputation from previous portfolio purchase transactions;
•quality customer service; and
•ability to efficiently and effectively collect on various asset types.
Government Regulation
We are subject to a variety of federal, state, local and international laws that establish specific guidelines and procedures that debt collectors must follow when collecting on customer accounts, including laws relating to the collection, use, retention, security and transfer of personal information. It is our policy to comply with applicable laws in all of our activities. To promote compliance with applicable laws and regulations, we provide extensive training upon hire and additional training at least annually. We also monitor and evaluate our collectors and third-party service providers in order to provide meaningful and prompt feedback. Our compliance management system and related controls, which are embedded in our business processes, are also tested regularly by our compliance and internal audit departments to foster compliance with laws, regulations and internal policy.
Our failure to comply with these laws could result in an enforcement action against us, the payment of significant fines and penalties, restrictions upon our operations or our inability to recover amounts owed to us. Significant laws and regulations applicable to our business include the following:
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
•Health Insurance Portability and Accountability Act ("HIPAA"), which provides standards to protect the confidentiality of patients' personal healthcare and financial information in the U.S.
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
•U.S. Foreign Corrupt Practices Act ("FCPA"), United Kingdom Bribery Act ("UK Bribery Act") and Similar Laws. Our operations outside the U.S. are subject to various U.S. and international laws and regulations, such as the FCPA and the UK Bribery Act, which prohibit certain payments to governmental officials and other individuals. The FCPA prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage or help obtain or retain business. Although similar to the FCPA, the UK Bribery Act is broader in scope and covers bribes given to or received by any person with improper intent.

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
•Consumer Credit Act 1974 (and its related regulations); Unfair Terms in Consumer Contracts Regulations of 1999; and the Financial Conduct Authority's:
–consumer credit conduct of business rules, which apply to our UK operations and govern consumer credit agreements;
–Consumer Duty, which sets higher and clearer standards of consumer protection across financial services; and
–Senior Managers and Certification Regime ("SM&RC"), which aims to reduce harm to consumers and strengthen market integrity.
In addition, certain of our EU subsidiaries are subject to capital adequacy, liquidity and other requirements imposed by regulators, such as the Swedish Financial Supervisory Authority.
Human Capital
As of December 31, 2023, we employed 3,155 full-time equivalents globally, with approximately 72% of our workforce located in the Americas and Australia and 28% in Europe. Our employees share a common set of values and commitments that define how we treat each other, how we relate to our customers and the responsibilities we have to shareholders, regulators, clients and others. We refer to this shared set of values as CARES, which stands for Committed, Accountable, Respectful, Ethical and Successful. These values are intended to foster a high-performing workforce and sense of belonging by working together to build an equitable and inclusive culture where employees can reach their full potential.
In support of these values, we offer comprehensive total rewards programs, which include competitive pay and bonus structures, health and wellness benefits, retirement plans and an employee assistance program. Additionally, we offer tuition reimbursement assistance and have a robust suite of training and development offerings, both in person and through virtual learning technology for employees across the globe, many available in multiple languages.
Management considers our employee relations to be good. While none of our North American employees are represented by a union or covered by a collective bargaining agreement, in Europe, we work closely with a number of works councils, and in countries where it is the customary local practice, such as Finland and Spain, we have collective bargaining agreements.
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
Our performance may be adversely affected by economic or inflationary conditions in any market in which we operate. These conditions could include changes in global or domestic economic policy and sovereign debt crises. Deterioration in economic conditions, or a significant rise in inflation or high level of sustained inflation, could negatively affect the ability of consumers to pay their debts. This may in turn adversely impact our business and financial results.
If global credit market conditions and the stability of global banks deteriorate, the amount of consumer or commercial lending and financing could be reduced, thus reducing the volume of nonperforming loans available for purchase, which could adversely affect our business, financial results and ability to succeed in the markets in which we operate.
Other economic factors that could influence our performance include the financial stability of the lenders on our credit facilities and our access to capital and credit. For example, deterioration in the financial markets could contribute to the insolvency of lending institutions, notably those providing our credit facilities, or the tightening of credit markets, which could make it difficult or impossible for us to obtain credit on favorable terms or at all. These and other economic factors could have an adverse effect on our financial condition and results of operations.
We may not be able to continually replace our nonperforming loans with additional portfolios sufficient to operate efficiently and profitably, or we may not be able to purchase nonperforming loans at appropriate prices.
To operate profitably, we must purchase and service a sufficient amount of nonperforming loans to generate revenue that exceeds our expenses. Salaries and other compensation expense constitute a significant portion of our operating expenses and, if we do not replace the nonperforming loan portfolios we service with additional portfolios, we may have to reduce the number of our collection and other administrative personnel. We may then have to rehire staff if we subsequently obtain additional portfolios. These practices could lead to negative consequences, including the following:
•low employee morale;
•fewer experienced employees;
•higher training costs;
•disruptions in our operations;
•loss of efficiency; and
•excess costs associated with unused space in our facilities.
The availability of nonperforming loan portfolios at prices that generate an appropriate return on our investment depends on a number of factors, including the following:
•consumer debt levels;
•sales of nonperforming loan portfolios by credit originators; and
•competitive factors affecting potential purchasers and credit originators of nonperforming loans.

Furthermore, heightened regulation of the credit card and consumer lending industry, or changing credit origination strategies, may result in decreased availability of credit to consumers, potentially leading to a future reduction in nonperforming loans available for purchase from credit originators. We cannot predict how our ability to identify and purchase nonperforming loans and the quality of those nonperforming loans would be affected if there were a shift in lending practices, whether caused by changes in the regulations or accounting practices applicable to credit originators or purchasers, a sustained economic downturn or otherwise.
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
We may not be able to collect sufficient amounts to fund our operations due to the purchase of nonperforming loans that ultimately prove to be unprofitable.
Our principal business consists of purchasing and collecting nonperforming loans that consumers or others have failed to pay. The credit originators have typically made numerous attempts to recover on their accounts, often using a combination of in-house recovery efforts and third-party collection agencies. These nonperforming loans are difficult to collect, and we may not collect a sufficient enough amount to cover our investment and the costs of running our business. Furthermore, if the statistical models we use to make cash flow projections as part of our underwriting process are inaccurate, we may acquire nonperforming loan portfolios that ultimately prove to be unprofitable. Moreover, if we experience operational issues in making collections on our nonperforming loan portfolios, we may incur losses on portfolios that would have otherwise been profitable.
We outsource and offshore certain activities related to our business to third parties. Any disruption or failure of these third parties to provide these services could adversely affect our business operations, financial condition and reputation.
We use third parties to conduct collection and other activities through outsourcing and offshoring. These third parties include law firms, collection agencies, data providers, tracing service providers, business process outsourcing and information technology firms. One or more of these third parties could fail to meet its obligations and service level expectations, become insolvent or cease operations, which could adversely impact our business operations and financial condition. Furthermore, we may not be able to find alternative third parties in a timely manner on terms that are acceptable to us or because of contractual restrictions that limit our flexibility in responding to disruptions at these vendors, resulting in operational inefficiencies. If any of these third-party service providers violate laws, regulatory requirements, contractual obligations, or act inappropriately in the conduct of their business, our operations and reputation could be negatively impacted and result in regulatory fines and penalties. Any of these factors could cause our business, financial condition, operations and reputation to be adversely affected. Additionally, offshoring could expose performance of these activities to the risks described under International Operations Risks within this section.
We may not be successful in implementing, or in anticipating, the impact of our cash collections generating and cost-related operational initiatives in our U.S. business, and our plans for implementing such initiatives may be altered or delayed due to various factors, which could have an adverse impact on our business and results of operations.
Our future growth depends, in part, on our ability to generate higher cash collections at a lower marginal cost through effective execution. In our U.S. business, we continue to identify and implement initiatives that we believe will position our business for long-term sustainable growth and profitability by allowing us to achieve a lower marginal cost structure and to execute effectively, particularly around customer contact strategies and post-judgment legal collection processes. It is possible that the implementation of some of these initiatives could be altered or delayed or result in unintended consequences, such as business disruptions, distraction of management and employees, reduced productivity, unexpected employee attrition or an inability to attract or retain key personnel. If we are unable to successfully implement our initiatives as planned, or do not achieve the expected impacts as a result of these initiatives, we may not realize all or any of the anticipated benefits, resulting in a failure to meet our future business objectives.

Goodwill impairment charges could negatively impact our net income and stockholder's equity.
We have recorded a significant amount of goodwill as a result of our business acquisitions. Goodwill is not amortized, but rather, is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of a goodwill impairment charge. These risks include:
•adverse changes in macroeconomic conditions, the business climate, or the market for the entity's services;
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
Based on our October 1, 2023, impairment test, we concluded that the goodwill of our reporting units was not impaired. However, we estimated that our Debt Buying and Collection ("DBC") reporting unit’s fair value exceeded its carrying value by 6%, and therefore, the reporting unit may be at-risk for future impairment if our cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including adverse changes in the debt sales market and an increase in the discount rate.
Our loss contingency accruals may not be adequate to cover actual losses.
We are involved in judicial, regulatory and arbitration proceedings or investigations concerning matters arising from our business activities. We establish accruals for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. However, there can be no assurance as to the ultimate outcome. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could adversely impact our business, financial condition, results of operations or liquidity.
A disease outbreak could have an adverse effect on our business, results of operations and financial condition.
We cannot predict the extent to which a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, will impact our business, results of operations and financial results. A disease outbreak could adversely affect our business, results of operations and financial condition if:
•political, legal and regulatory actions and policies in response to a disease outbreak prevent us from performing our collection activities or result in material increases in our costs to comply with such laws and regulations;
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

International Operations Risks
Our international operations expose us to risks, which could harm our business, results of operations and financial condition.
A significant portion of our operations is conducted outside the U.S. This could expose us to adverse economic, industry and political conditions that may have a negative impact on our ability to manage our existing operations, which could have a negative effect on our business, results of operations and financial condition.
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
•the impact on our day-to-day operations and our ability to staff our international operations given long-term trends towards higher wages in developed and emerging international markets as well as the potential impact of union organizing efforts;
•the potential for a widening military conflict in Europe;
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
We operate on a global basis with offices and activities in a number of jurisdictions throughout the Americas, Europe and Australia. We face increased exposure to risks inherent in conducting business internationally, including compliance with complex international and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include those related to taxation and anti-corruption laws such as the FCPA and the UK Bribery Act. Given the complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, such as through the negligent behavior of an employee or our failure to comply with certain formal documentation requirements. Violations of these laws and regulations by us, any of our employees or our third-party vendors, either inadvertently or intentionally, could result in fines and penalties, criminal sanctions, restrictions on our operations and ability to offer our services in one or more countries. Violations of these laws could also adversely affect our business, brand, international expansion efforts, ability to attract and retain employees and results of operations.

Additionally, pending international regulations, such as the EU Directive (2021/2167) on Credit Servicers and Credit Purchasers, could adversely affect our operations in Europe once they are effective and require implementation. The Organization for Economic Co-operation and Development ("OECD") recently issued Pillar Two model rules with the aim of ensuring that multinational enterprises pay a 15% effective tax rate in each jurisdiction. The EU adopted the OECD Pillar Two Directive effective January 1, 2024. We are monitoring the enactment of Pillar Two legislation in EU countries and elsewhere to determine the potential impact on our financial results, as well as monitoring U.S. amendments to the U.S. global intangible low-tax income ("GILTI"), if any. While we currently do not expect the implementation of Pillar Two and amendments to GILTI will significantly increase our U.S. and international income taxes, there is a risk the final enactment could cause a material increase in our income tax expense and payments.
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
Some laws, among other things, also may limit the interest rate and fees we may impose on our consumers, limit the time in which we may file legal actions to enforce consumer accounts and require specific account information for certain collection activities. In addition, local requirements and court rulings in various jurisdictions may affect our ability to collect.
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

Investigations, reviews or enforcement actions by governmental authorities may result in changes to our business practices, negatively impact our nonperforming loan portfolio acquisition volume, make collection of nonperforming loans more difficult or expose us to the risk of fines, penalties, restitution payments and litigation.
Our debt collection activities and business practices are subject to review from time to time by various governmental authorities and regulators, including the CFPB, which may commence investigations, reviews or enforcement actions targeted at businesses in the financial services industry. These investigations or reviews may involve individual consumer complaints or our debt collection policies and practices generally. Such investigations or reviews could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), recover costs, and impose monetary penalties (ranging from $5,000 per day to over $1 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and other state regulators to bring civil actions to remedy violations under state law. Governmental authorities could also request or seek to require us to cease certain practices or institute new practices. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, harm our ability to conduct business with industry participants and result in financial institutions reducing or eliminating sales of nonperforming loan portfolios to us. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management's full attention from our business operations. All of these factors could have an adverse effect on our business, results of operations and financial condition.
The CFPB has issued civil investigative demands ("CIDs") to many companies that it regulates, including PRA Group, and periodically examines practices regarding the collection of consumer debt. In April 2023, Portfolio Recovery Associates, LLC ("PRA"), our wholly owned subsidiary, entered into an order with the CFPB settling a previously disclosed investigation of certain debt collection practices of PRA (the "2023 Order"). We are currently implementing our redress plan and have submitted our compliance plan to the CFPB for review. Although we believe that we will comply with the requirements of the 2023 Order, there can be no assurance we will implement each requirement to the satisfaction of the CFPB or that additional litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, results of operations and financial condition.
The regulation of data privacy in the U.S and globally, or an inability to effectively manage our data governance structures, could have an adverse effect on our business, results of operations and financial condition by increasing our compliance costs, exposing us to the risk of liability or decreasing our competitiveness.
A variety of jurisdictions in which we operate have laws and regulations concerning privacy, cybersecurity and the protection of personal data, including the EU GDPR, the UK GDPR, the U.S. GLBA, and the California Consumer Privacy Act of 2018. These laws and regulations create certain privacy rights for individuals and impose prescriptive operational requirements for covered businesses relating to the processing and protection of personal data and may also impose substantial penalties for non-compliance.
Laws and regulations relating to privacy, cybersecurity and data protection are quickly evolving, and any such proposed or new legal frameworks could significantly impact our operations, financial performance and business. The application and enforcement of these evolving legal requirements is uncertain and may require us to further change or update our information practices, and could impose additional compliance costs and regulatory scrutiny. If we fail to effectively implement and maintain data governance structures across our business, or to effectively interpret and utilize such data, our operations could be exposed to additional adverse impacts, and we could be at a competitive disadvantage.
In addition, we rely on data provided to us by credit reference agencies and servicing providers. If these agencies and service providers were to stop providing us with data for any reason, for example, due to a change in governmental regulation, there could be a material adverse effect on our business, results of operations and financial condition.
We may incur significant costs complying with legal obligations and inquiries, investigations or any other government actions related to privacy, cybersecurity, and data protection. Such legal requirements and government actions also may impede our development of new services or businesses, make existing services or businesses unprofitable, increase our operating costs, require substantial management resources, result in adverse publicity and subject us to remedies that harm our business or profitability, including penalties or orders that may change or terminate current business practices. Our insurance policies may be insufficient to insure us against such risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
Changes in tax provisions or exposures to additional tax liabilities could have an adverse effect on our financial condition.
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
Financial and Liquidity Risks
We expect to use leverage in executing our business strategy, which may have adverse consequences.
We may incur a substantial amount of debt in the future. As of December 31, 2023, we had total consolidated indebtedness of $2.9 billion, all of which, except for $298.0 million outstanding principal amount of our 7.375% Senior Notes due 2025 (the "2025 Notes"), $398.0 million outstanding principal amount of our 8.375% Senior Notes due 2028 (the "2028 Notes") and $350.0 million outstanding principal amount of our 5.00% Senior Notes due 2029 (the "2029 Notes", and together with the 2028 Notes and 2025 Notes, the "Senior Notes"), was secured indebtedness. In addition, as of December 31, 2023, we had total committed revolving borrowing capacity of $2.7 billion available under our credit facilities, all of which if borrowed would be secured indebtedness. Total availability under these credit facilities as of December 31, 2023, was $1.3 billion, comprised of $344.4 million based on current estimated remaining collections ("ERC"), and $938.5 million of additional availability subject to debt covenants, including advance rates. We will consider a number of factors when evaluating our level of indebtedness and when making decisions about incurring any new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service.
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
•increasing the amount of interest expense because the indebtedness under our credit facilities bears interest at floating rates, which, if interest rates increase, will result in higher interest expense;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•placing us at a competitive disadvantage compared to less leveraged competitors.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings, under credit facilities or otherwise, in an amount sufficient to enable us to repay our indebtedness, repurchase our Senior Notes upon a change of control or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, at or before its scheduled maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

We may not be able to generate sufficient cash flow or complete alternative financing plans, including raising additional capital, to meet our debt service obligations.
Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our current and future financial performance, which in part depends on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In the future, we may fail to generate sufficient cash flow from the collection of nonperforming loans to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels, we have to incur unforeseen expenses, we invest in acquisitions or make other investments that we believe will benefit our competitive position. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition or results of operations and may delay or prevent the expansion of our business.
The agreements governing our indebtedness include provisions that may restrict our financial and business operations.
Our credit facilities and the indentures that govern our Senior Notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders. These restrictions may interfere with our ability to engage in other necessary or desirable business activities, which could materially affect our business, financial condition or results of operations.
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
Adverse changes in our credit ratings could have a negative impact on our business, results of operations and financial condition.
Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of our industry and the impact of regulation, as well as changes in our financial performance and unfavorable conditions in the capital markets, could result in credit agencies reexamining and downgrading our credit ratings. A downgrade in our credit ratings may restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs, which could adversely affect our business, results of operations and financial condition.
Cybersecurity and Technology Risks
A cybersecurity incident could damage our reputation and adversely impact our business and financial results.
Our business is highly dependent on our ability to process and monitor a large number of transactions across markets and in multiple currencies. We rely on information technology systems to conduct our business, including systems developed and administered by third parties. Many of these systems contain sensitive and confidential information, including personal data, our trade secrets and proprietary business information, and information and materials owned by or pertaining to our customers, vendors and business partners. The secure maintenance of this information, and the information technology systems on which they reside, is critical to our business strategy as well as our operations and financial performance. As we expand geographically, and our reliance on information technology systems increases, maintaining the security of such systems and our data becomes more significant and challenging.
Although we take a number of steps to protect our information technology systems, the attacks that companies have experienced have increased in number, sophistication and complexity over the past few years, including threats from the malicious use of new artificial intelligence tools.
Accordingly, we may suffer data security incidents or other cybersecurity incidents, which could compromise our systems and networks, creating system disruptions and exploiting vulnerabilities in our services. Any such breach or other incident also could result in the personal data or other confidential or proprietary information stored on our systems and networks, or our vendors’ systems and networks, being improperly accessed, acquired or modified, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, vendors, business partners and others. We seek to detect and investigate such incidents and to prevent their recurrence where practicable through preventive and remedial measures, but such measures may not be successful.
Should a cybersecurity incident occur, we may be required to expend significant resources to notify affected parties, modify our protective measures or investigate and remediate vulnerabilities or other exposures. Additionally, such cybersecurity events could cause reputational damage and subject us to fines, penalties, litigation costs and settlements and financial losses that may not be fully covered by our cybersecurity insurance. To date, disruptions to our information technology systems, due to outages, security breaches or other causes, including cybersecurity incidents, have not had a material impact on our business, results of operations or financial condition.
For further discussion about our risk management and strategy with respect to cybersecurity, and the roles of the Board and management in our cybersecurity governance, refer to Item 1C. "Cybersecurity" of this Form 10-K.
The underperformance or failure of our information technology infrastructure, networks or communication systems could result in a loss in productivity, loss of competitive advantage and business disruption.
We depend on effective information and communication systems to operate our business. Significant resources are required to maintain or enhance our existing information and telephone systems and to replace obsolete systems. Although we periodically upgrade, streamline and integrate our systems and have invested in strategies to prevent a failure, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions, and similar events. Failure to adequately implement or maintain effective and efficient information systems with sufficiently advanced technological capabilities, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could cause us to lose our competitive advantage, divert management’s time, result in a loss of productivity or disrupt business operations, which could have a material adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
We rely heavily on information technology systems to operate our business, including processing and monitoring a large number of transactions across markets and in multiple currencies. To date, we have not experienced a cybersecurity incident that we deemed to be material. For a discussion of whether and how any risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – "Cybersecurity and Technology Risks," which is incorporated by reference into this Item 1C.
Risk Management and Strategy
We have developed and implemented a comprehensive, written information security program predicated on industry best practices and applicable regulations that is comprised of administrative, physical, and technical safeguards. Through our information security program, we seek to assess, identify, monitor, mitigate, and manage cybersecurity threats and prevent the recurrence of said threats through preventative and remedial measures. Our information security program is integrated as part of our overall risk management system.
Our information security program is based on written risk assessments that identify reasonably foreseeable internal and external risks to the security, confidentiality, and integrity of our information systems and information that could result in the unauthorized disclosure, misuse, alteration, destruction, or other compromise of these systems. Our risk assessments are developed from industry best practices and include criteria for evaluating and categorizing identified security risks or threats based on the likelihood and potential impact of the threat. Our information security program continuously assesses the sufficiency of our safeguards to control potential risks. Additionally, as part of our risk assessment system, we regularly measure, analyze, and report security and risk metrics. We have invested and continue to invest in risk management measures in order to protect our information systems and information.
Our program also includes a comprehensive incident management process intended to promptly identify, evaluate, respond, remediate, and recover from cybersecurity incidents including the preparation, detection, analysis, communication, eradication, and containment of such incidents including those associated with third-party service providers. The identification, assessment and response functions related to information security are managed by an incident response team, which is responsible for maintaining and operationalizing our incident response plan.
To protect against the risk of cybersecurity threats associated with the use of third-party providers in support of our operations, we take reasonable steps to select and retain service providers that are capable of maintaining appropriate safeguards for the information at use, requiring our service providers by contract to implement and maintain such safeguards, and periodically assessing our service providers based on the risk they present and the continued adequacy of their safeguards. In addition, we may engage third-party service providers to perform functions associated with our information security program and the assessment of security threats.
We regularly evaluate and adjust our information security procedures by integrating emerging technologies, revised frameworks and industry best practices. In addition, we require all employees to undertake mandatory annual training covering information security, social engineering, remote working, phishing and email security and digital threats, among others. Additionally, we maintain internal informational content consisting of educational material on cyber awareness on our Company portals and conduct ongoing simulated phishing exercises.
Governance
Role of the Board
Our Board oversees the Company’s enterprise risk management framework, including information security. The Board has delegated responsibility for overseeing enterprise risk to its Risk Committee, which is governed by a formal charter. Consistent with the Risk Committee Charter, management reports regularly to the Risk Committee on key risks to the Company, including cybersecurity risks. The Chief Information Officer (“CIO”) and/or Chief Information Security Officer (“CISO”) reports regularly to the Risk Committee on the overall status of and any recommended changes to the information security program, compliance with applicable regulations and material matters related to the program, including the annual risk assessment, risk management and control decisions, service provider arrangements, results of testing and information security-related events, if any, and management’s responses to the same. After each Risk Committee meeting, the Risk Committee Chair reports to the Board of Directors on the matters reported on during the committee meeting.
Role of Management
Our information security management team oversees the design, implementation, and maturation of security practices to protect critical business processes, information systems and information technology assets across our enterprise. Management is primarily responsible and accountable for the awareness, oversight and control of enterprise information security and the implementation of cybersecurity policies, procedures, and strategies. Our information security and risk assessment teams regularly communicate to management the effectiveness and efficiency of our information security program’s risk management processes. Management reviews such assessments, reports any potential threats and vulnerabilities and responds accordingly, including by providing regularly scheduled reports and escalating items, as necessary, to the Disclosure Committee and the Board's Risk Committee.
Our information security management team is led by a global CIO, to whom the CISO and Chief Technology Officer report. The CIO, who reports directly to the CEO, has more than 30 years of experience in information technology and is responsible for information technology, information security, and business applications at a strategic level across the Company’s global platform. Moreover, the CIO is also responsible for reporting any information security matters to the Disclosure Committee to support the Company’s compliance with applicable disclosure obligations. Our CISO has held various positions in the information security field over the past 18 years including senior level positions across multiple industries with a focus on establishing and executing systems and security strategies to protect corporate data and improve regulatory compliance. The experience of our information security management spans various job practice analysis areas and is underpinned by relevant education and certifications as well as decades of in-field experience in areas such as information security program development, information security governance, risk management and information security incident management. As discussed above, management reports regularly to the Board on our information security program.
Item 2. Properties.
Our corporate headquarters are located in Norfolk, Virginia. In addition, as of December 31, 2023, we had 10 operational centers in the Americas (eight leased and two owned), eight in Europe (all leased) and two in Australia (all leased).
Item 3. Legal Proceedings.
We and our subsidiaries are from time to time subject to a variety of legal and regulatory claims, inquiries and proceedings, most of which are incidental to the ordinary course of our business. We initiate lawsuits against customers and are occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against us in which they allege that we have violated a state or federal law in the process of collecting on an account. From time to time, other types of lawsuits are brought against us.
Refer to the "Litigation and Regulatory Matters" section of Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol "PRAA". Based on information provided by our transfer agent and registrar, as of February 20, 2024, there were 45 holders of record.
Stock Performance
The following graph and subsequent table compare, from December 31, 2018 to December 31, 2023, cumulative stockholder returns assuming an initial investment of $100 in our common stock (PRAA), the stocks comprising the Nasdaq Financial 100 (IXF) and the stocks comprising the Nasdaq Global Market Composite Index (NQGM) at the beginning of the period. Any dividends paid during the five-year period are assumed to be reinvested.

	Ticker	2018	2019	2020	2021	2022	2023
PRA Group, Inc.	PRAA	$100.0	$149.0	$162.7	$206.0	$138.6	$107.5
Nasdaq Financial 100	IXF	$100.0	$129.5	$134.3	$170.9	$129.7	$146.7
Nasdaq Global Market Composite Index	NQGM	$100.0	$137.9	$227.3	$192.9	$106.7	$113.6
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of our common stock. We do not make or endorse any predictions as to our future stock performance.
Dividend Policy
Our Board of Directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends during the three years ended December 31, 2023; however, our Board of Directors may determine in the future to declare or pay dividends on our common stock. Our credit facilities and the indentures that govern our Senior Notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on conditions then existing, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors may consider relevant.

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
We did not repurchase any common stock during the fourth quarter of the year ended December 31, 2023.
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
Executive Overview
We are a global financial and business services company with operations based primarily in the Americas and Europe, and to a lesser extent, Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans.
For the year ended December 31, 2023 we had:
•Total portfolio purchases of $1.2 billion.
•Total cash collections of $1.7 billion.
•Cash efficiency ratio of 58.0%.
•Diluted earnings per share of $(2.13).
As of December 31, 2023, we had estimated remaining collections ("ERC") of $6.4 billion.
In the U.S., in 2023, portfolio supply and pricing dynamics improved, and we expect them to remain healthy in 2024. There is a positive correlation between industry credit card charge-off rates and our U.S. portfolio purchases, and in 2023, we benefited from significant growth in portfolio supply within the U.S. Additionally, we are evaluating and implementing a number of strategic and operational initiatives in our U.S. business designed to improve profitability by increasing cash collections while reducing our marginal costs. These initiatives include customer contact strategies and legal collection processes. In Brazil, we benefited from higher recent purchasing levels, which generated a significant increase in cash collections during 2023.
The European debt sale market remains competitive. While credit normalization in Europe has been slower than the U.S., like the U.S., Europe has seen improved portfolio pricing. While we believe the cost of living in certain European markets, including the UK, has put pressure on consumers, resulting in fewer large one-time payments, the proportion of customers paying us has remained stable.
In 2023, net loss attributable to PRA Group of $83.5 million reflected a decrease from net income attributable to PRA Group of $117.1 million in 2022. Total portfolio revenue in 2023 was $786.3 million compared to $941.2 million in 2022, a decrease of $154.9 million. Total operating expenses increased from $680.7 million in 2022 to $702.1 million in 2023. Interest expense, net increased from $130.7 million in 2022 to $181.7 million in 2023, an increase of $51.0 million. Due to our net loss in 2023, we recorded an income tax benefit of $16.1 million in 2023 compared to income tax expense of $36.8 million in 2022.
Frequently Used Terms
We may use the following terminology throughout this Form 10-K:
•"Buybacks" refers to purchase price refunded by the seller due to the return of ineligible nonperforming loan accounts.
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
•"Portfolio acquisitions" refers to all nonperforming loan portfolios acquired as a result of a purchase or added as a result of a business acquisition.
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
Unless otherwise specified, references to 2023, 2022 and 2021 are for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

Results of Operations
The following table sets forth Consolidated Income Statement amounts as a percentage of total revenues for the periods indicated (dollars in thousands). Certain prior year amounts have been reclassified for consistency with the current year presentation (fee income is now included within Other revenue on our Consolidated Income Statements).

	2023		2022		2021
Revenues:
Portfolio income	$757,128	94.4%	$772,315	79.9%	$875,327	79.9%
Changes in expected recoveries	29,134	3.6	168,904	17.5	197,904	18.1
Total portfolio revenue	786,262	98.0	941,219	97.4	1,073,231	98.0
Other revenue	16,292	2.0	25,305	2.6	22,501	2.0
Total revenues	802,554	100.0	966,524	100.0	1,095,732	100.0

Operating expenses:
Compensation and employee services	288,778	36.0	285,537	29.5	301,981	27.6
Legal collection fees	38,072	4.7	38,450	4.0	47,206	4.3
Legal collection costs	89,131	11.1	76,757	7.9	78,330	7.1
Agency fees	74,699	9.3	63,808	6.6	63,140	5.8
Outside fees and services	82,619	10.3	92,355	9.6	92,615	8.5
Communication	40,430	5.0	39,205	4.1	42,755	3.9
Rent and occupancy	17,319	2.2	18,589	1.9	18,376	1.7
Depreciation and amortization	13,376	1.7	15,243	1.6	15,256	1.4
Impairment of real estate	5,239	0.7	—	—	—	—
Other operating expenses	52,399	6.5	50,778	5.2	61,077	5.5
Total operating expenses	702,062	87.5	680,722	70.4	720,736	65.8
Income from operations	100,492	12.5	285,802	29.6	374,996	34.2
Other income and (expense):
Interest expense, net	(181,724)	(22.6)	(130,677)	(13.6)	(124,143)	(11.3)
Foreign exchange gain/(loss), net	289	—	985	0.1	(809)	(0.1)
Other	(1,944)	(0.2)	(1,325)	(0.1)	282	—
Income/(loss) before income taxes	(82,887)	(10.3)	154,785	16.0	250,326	22.8
Income tax expense/(benefit)	(16,133)	(2.0)	36,787	3.8	54,817	5.0
Net income/(loss)	(66,754)	(8.3)	117,998	12.2	195,509	17.8
Adjustment for net income attributable to noncontrolling interests	16,723	2.1%	851	0.1%	12,351	1.1%
Net income/(loss) attributable to PRA Group, Inc.	$(83,477)	(10.4)%	$117,147	12.1%	$183,158	16.7%

Cash efficiency ratio (1)	58.0%		61.0%		65.3%
(1) Calculated by dividing cash receipts less operating expenses by cash receipts.

Year Ended December 31, 2023 Compared With Year Ended December 31, 2022
Cash Collections
Cash collections for the years indicated were as follows (amounts in millions):

	2023	2022	$ Change	% Change
Americas and Australia Core	$892.7	$946.0	$(53.3)	(5.6)%
Americas Insolvency	104.2	129.4	(25.2)	(19.5)
Europe Core	572.1	559.7	12.4	2.2
Europe Insolvency	91.4	93.9	(2.5)	(2.7)
Total cash collections	$1,660.4	$1,729.0	$(68.6)	(4.0)%

Cash collections adjusted (1)	$1,660.4	$1,732.9	$(72.5)	(4.2)%
(1) Cash collections adjusted refers to 2022 foreign currency cash collections remeasured at 2023 average U.S. dollar exchange rates.
Cash collections were $1.66 billion in 2023, a decrease of $68.6 million, or 4.0%, compared to $1.73 billion in 2022. The decrease was primarily due to a decline of $159.4 million, or 16.9%, in U.S. collections, largely due to the impact of lower purchasing levels in the years leading up to 2023 with higher levels of consumer liquidity driving a lower supply of nonperforming loan portfolios. This decrease was partially offset by higher cash collections in Brazil of $76.6 million, or 82.8%, due mainly to higher recent purchases, and an increase of $12.4 million, or 2.2%, in Europe Core collections.
Revenues
Revenues for the years indicated were as follows (amounts in thousands):

	2023	2022	$ Change	% Change
Portfolio income	$757,128	$772,315	$(15,187)	(2.0)%
Changes in expected recoveries	29,134	168,904	(139,770)	(82.8)
Total portfolio revenue	786,262	941,219	(154,957)	(16.5)
Other revenue	16,292	25,305	(9,013)	(35.6)
Total revenues	$802,554	$966,524	$(163,970)	(17.0)%
Total Portfolio Revenue
Total portfolio revenue was $786.3 million in 2023, a decrease of $154.9 million, or 16.5%, compared to $941.2 million in 2022. This was primarily due to the decrease in changes in expected recoveries, which was largely driven by lower levels of cash overperformance and a net increase to the ERC of certain pools during 2022 compared to a net decrease during 2023. Additionally, and primarily impacting the first quarter of 2023, the tax refund season was softer than we had anticipated, with U.S. collections lower than our expectations, which then prompted a reduction in ERC. This resulted in a negative $30.7 million net present value adjustment to our U.S. Core portfolio, with nearly half of this adjustment related to the 2021 U.S. Core vintage. The decrease in portfolio income was largely the result of higher levels of consumer liquidity driving a lower supply of nonperforming loan portfolios in the years leading up to 2023.
Other Revenue
Other revenue was $16.3 million in 2023, a decrease of $9.0 million, or 35.6%, compared to $25.3 million in 2022. The decrease was primarily due to the timing of settlements in CCB.
Operating Expenses
Total operating expenses were $702.1 million in 2023, an increase of $21.4 million, or 3.1%, compared to $680.7 million in 2022.
Compensation and Employee Services
Compensation and employee service expenses were $288.8 million in 2023, an increase of $3.3 million, or 1.2%, compared to $285.5 million in 2022. The increase mainly reflects higher severance expenses of $8.6 million, partially offset by decreases in temporary labor and healthcare and other benefit expenses.

Legal Collection Fees
Legal collection fees of $38.1 million in 2023 were stable, decreasing slightly compared to $38.5 million in 2022. Legal collection fees represent contingent fees incurred for the cash collections generated by our third-party attorney network.
Legal Collection Costs
Legal collection costs were $89.1 million in 2023, an increase of $12.3 million, or 16.0%, compared to $76.8 million in 2022. Legal collection costs primarily consist of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. The increase primarily reflects higher volumes of lawsuits filed in the U.S. during 2023.
Agency Fees
Agency fees were $74.7 million in 2023, an increase of $10.9 million, or 17.1%, compared to $63.8 million in 2022. Agency fees primarily represent third-party collection fees. The increase was mainly due to the increase in cash collections in Brazil.
Outside Fees and Services
Outside fees and services expenses were $82.6 million in 2023, a decrease of $9.8 million, or 10.6%, compared to $92.4 million in 2022. The decrease reflects lower litigation costs and consulting fees.
Communication
Communication expenses were $40.4 million in 2023, an increase of $1.2 million, or 3.1%, compared to $39.2 million in 2022. Communication expenses primarily relate to correspondence, network and telephony costs associated with our revenue generating activities. The small increase was mainly due to higher business volumes related to customer contact strategies.
Impairment of Real Estate
Impairment of real estate was $5.2 million in 2023 due to an impairment charge associated with our decision to cease call center operations at one of our owned regional offices in the U.S., which is being marketed for sale or lease. No impairment was recorded in 2022.
Interest Expense, Net
Interest expense, net was $181.7 million in 2023, an increase of $51.0 million, or 39.1%, compared to $130.7 million in 2022, primarily reflecting increased interest rates and higher average debt balances. Interest income increased $10.7 million primarily due to the cash we received and invested from the issuance of our 2028 Notes in the first quarter of 2023, substantially all of the net proceeds of which we used to retire our Convertible Senior Notes due 2023 ("2023 Notes") in the second quarter of 2023, in addition to higher interest rates earned on our investments and bank account balances.
Interest expense, net for the years indicated was as follows (amounts in thousands):

	2023	2022	$ Change	% Change
Interest on revolving credit facilities and term loan, and unused line fees	$110,684	$71,108	$39,576	55.7%
Interest on senior notes	69,728	39,625	30,103	76.0
Interest on convertible notes	5,032	12,075	(7,043)	(58.3)
Amortization of loan fees and other loan costs	9,223	10,097	(874)	(8.7)
Interest income	(12,943)	(2,228)	(10,715)	480.9
Interest expense, net	$181,724	$130,677	$51,047	39.1%
Income Tax Expense/(Benefit)
Income tax benefit was $16.1 million in 2023 compared to income tax expense of $36.8 million in 2022. The change in income tax expense/(benefit) was primarily due to the loss before income taxes in 2023 compared to income before income taxes in 2022. In 2023, our effective tax benefit rate was 19.5%, compared to an effective tax rate of 23.8% in 2022. This was mainly due to changes in the mix of income from different taxing jurisdictions.

Noncontrolling interests
In Brazil, we purchase nonperforming loan portfolios through investment funds in which we hold a majority interest. The portion of our Net income/(loss) attributable to noncontrolling interests is reflected in Adjustment of net income attributable to noncontrolling interests, which was $16.7 million in 2023 compared to $0.9 million in 2022. The increase was due to the strong performance of our investment funds, where we benefited from a significant increase in cash collections during 2023 due to higher recent purchasing levels.
Year Ended December 31, 2022 Compared To Year Ended December 31, 2021
Refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Form 10-K for a discussion of our 2022 results compared to our 2021 results.

Supplemental Performance Data
Finance Receivables Portfolio Performance
We purchase portfolios of nonperforming loans from a variety of credit originators or acquire portfolios through strategic acquisitions and segregate them into two main portfolio segments: Core or Insolvency, based on the status of the account upon acquisition. In addition, the accounts are segregated into geographical regions based upon where the account was acquired. Ultimately, accounts are aggregated into annual pools based on portfolio segment, geography and year of acquisition. Portfolios of accounts that were in an insolvency status at the time of acquisition are represented in the Insolvency tables below. All other acquisitions of portfolios of accounts are included in our Core portfolio tables as represented below. Once an account is initially segregated, it is not later transferred from an Insolvency pool to a Core pool or vice versa and the account continues to be accounted for as originally segregated regardless of any future changes in operational status. Specifically, if a Core account files for bankruptcy or insolvency protection after acquisition, we adjust our collection practices to comply with any respective bankruptcy or insolvency rules or policies; however, for accounting purposes, the account remains in the Core pool. In the event an insolvency account is dismissed from its bankruptcy or insolvency status whether voluntarily or involuntarily, we are typically free to pursue alternative collection activities; however, the account remains in the Insolvency pool.
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
Further, there is a direct relationship between the price we pay for a portfolio, the purchase price multiple and the effective interest rate of the pool. When we pay more for a portfolio, the purchase price multiple and effective interest rates are generally lower. The opposite tends to occur when we pay less for a portfolio. Certain types of accounts have lower collection costs, and we generally pay more for these types of accounts, resulting in a lower purchase price multiple but similar net income margins when compared with other portfolio purchases. Within a given portfolio type, when lower purchase price multiples are the result of more competitive pricing, this generally leads to lower profitability. As portfolio pricing becomes more favorable, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the accounts, which impact the cost to collect those accounts. Fresher accounts, for example, typically carry lower associated collection costs, while older accounts and lower balance accounts typically carry higher costs and, as a result, require higher purchase price multiples to achieve the same net profitability as fresher paper.
Revenue recognition is driven by estimates of the amount and timing of future cash collections. We record new portfolio acquisitions at the purchase price, which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, portfolios are aggregated into annual pools, and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the purchase price amount is fixed at the aggregated amounts paid to acquire the portfolio, the effective interest rate is fixed at the amount we expect to collect, discounted at the rate to equate purchase price to the recovery estimate, and the currency rates are fixed for purposes of comparability in future periods. Depending on the level of performance and expected future impacts from our operations, we may update ERC and TEC levels based on the results of our cash forecasting with a correlating adjustment to the purchase price multiple. We follow an established process to evaluate ERC, and we typically do not adjust our ERC and TEC until we gain sufficient collection experience and confidence with a pool of accounts. Over time, our TEC has often increased as pools have aged resulting in the ratio of TEC to purchase price for any given year of buying to gradually increase.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all of the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of categories of portfolio segments and related geographies.

Purchase Price Multiples as of December 31, 2023 Amounts in thousands
Purchase Period	Purchase Price (2)(3)	Total Estimated Collections (4)	Estimated Remaining Collections (5)	Current Purchase Price Multiple	Original Purchase Price Multiple (6)
Americas and Australia Core
1996-2013	$1,932,722	$5,725,248	$52,146	296%	233%
2014	404,117	884,911	27,461	219%	204%
2015	443,114	899,839	35,758	203%	205%
2016	455,767	1,078,122	65,679	237%	201%
2017	532,851	1,200,599	105,245	225%	193%
2018	653,975	1,482,269	152,931	227%	202%
2019	581,476	1,294,462	182,487	223%	206%
2020	435,668	951,929	216,016	218%	213%
2021	435,846	749,966	362,191	172%	191%
2022	406,082	708,070	460,475	174%	179%
2023	622,583	1,227,985	1,118,683	197%	197%
Subtotal	6,904,201	16,203,400	2,779,072
Americas Insolvency
1996-2013	1,266,056	2,502,614	91	198%	159%
2014	148,420	218,811	98	147%	124%
2015	63,170	88,009	73	139%	125%
2016	91,442	117,987	256	129%	123%
2017	275,257	356,839	1,121	130%	125%
2018	97,879	135,530	1,939	138%	127%
2019	123,077	168,658	18,261	137%	128%
2020	62,130	90,690	28,225	146%	136%
2021	55,187	73,803	33,804	134%	136%
2022	33,442	46,811	34,461	140%	139%
2023	91,282	122,780	113,508	135%	135%
Subtotal	2,307,342	3,922,532	231,837
Total Americas and Australia	9,211,543	20,125,932	3,010,909
Europe Core
2012-2013	40,742	71,982	1	177%	153%
2014 (1)	773,811	2,465,052	394,133	319%	208%
2015	411,340	743,591	141,158	181%	160%
2016	333,090	567,702	162,940	170%	167%
2017	252,174	363,813	107,971	144%	144%
2018	341,775	544,970	194,808	159%	148%
2019	518,610	838,326	353,219	162%	152%
2020	324,119	561,192	262,884	173%	172%
2021	412,411	695,544	428,779	169%	170%
2022	359,447	582,380	489,333	162%	162%
2023	410,593	692,580	640,924	169%	169%
Subtotal	4,178,112	8,127,132	3,176,150
Europe Insolvency
2014 (1)	10,876	18,882	—	174%	129%
2015	18,973	29,301	29	154%	139%
2016	39,338	57,673	932	147%	130%
2017	39,235	51,995	2,020	133%	128%
2018	44,908	52,658	4,862	117%	123%
2019	77,218	112,260	20,970	145%	130%
2020	105,440	156,670	42,614	149%	129%
2021	53,230	72,736	33,441	137%	134%
2022	44,604	60,935	46,620	137%	137%
2023	46,558	64,411	60,029	138%	138%
Subtotal	480,380	677,521	211,517
Total Europe	4,658,492	8,804,653	3,387,667
Total PRA Group	$13,870,035	$28,930,585	$6,398,576
(1)Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014.
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
(5)Non-U.S. amounts are presented at the December 31, 2023 exchange rate.
(6)The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information For the Year Ended December 31, 2023 Amounts in thousands
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables as of December 31, 2023 (3)
Americas and Australia Core
1996-2013	$28,414	$14,689	$11,698	$26,387	$15,661
2014	11,826	5,085	6,623	11,708	10,416
2015	14,084	8,296	(352)	7,944	15,107
2016	24,898	16,456	(973)	15,483	21,960
2017	43,765	24,863	(5,960)	18,904	43,205
2018	92,931	38,221	13,105	51,326	84,611
2019	110,278	49,393	287	49,681	100,749
2020	125,832	55,634	(3,681)	51,953	121,292
2021	136,807	78,122	(52,274)	25,848	190,907
2022	195,438	95,009	(5,798)	89,211	281,983
2023	108,414	75,234	3,074	78,307	591,032
Subtotal	892,687	461,002	(34,251)	426,752	1,476,923
Americas Insolvency
1996-2013	1,089	336	756	1,092	—
2014	430	249	136	385	—
2015	325	105	121	226	39
2016	893	120	521	641	228
2017	4,852	438	1,457	1,895	1,013
2018	12,677	1,085	(1,751)	(667)	1,858
2019	28,698	3,149	651	3,800	17,310
2020	19,470	4,202	1,000	5,202	25,023
2021	17,474	4,590	924	5,515	28,874
2022	9,163	3,831	716	4,547	27,851
2023	9,166	4,998	2,237	7,234	85,331
Subtotal	104,237	23,103	6,768	29,870	187,527
Total Americas and Australia	996,924	484,105	(27,483)	456,622	1,664,450
Europe Core
2012-2013	1,029	1	1,028	1,029	—
2014 (1)	107,571	67,749	24,528	92,277	101,742
2015	33,779	16,091	2,643	18,734	72,591
2016	29,663	15,334	(3,008)	12,326	96,274
2017	20,166	7,471	1,012	8,484	73,646
2018	41,613	15,083	1,326	16,409	128,861
2019	75,074	23,993	23,157	47,150	238,759
2020	56,078	21,772	3,436	25,207	163,027
2021	73,017	32,638	(5,931)	26,707	258,670
2022	83,782	34,199	986	35,185	307,528
2023	50,320	20,129	(1,029)	19,099	377,193
Subtotal	572,092	254,460	48,148	302,607	1,818,291
Europe Insolvency
2014 (1)	235	—	235	235	—
2015	395	26	289	315	27
2016	1,315	248	330	578	429
2017	3,800	259	821	1,080	1,753
2018	7,154	650	39	690	4,417
2019	17,460	2,479	1,266	3,745	18,413
2020	29,687	4,643	3,180	7,823	38,342
2021	14,734	3,556	1,405	4,961	28,669
2022	12,352	4,588	195	4,783	36,875
2023	4,302	2,114	709	2,823	44,932
Subtotal	91,434	18,563	8,469	27,033	173,857
Total Europe	663,526	273,023	56,617	329,640	1,992,148
Total PRA Group	$1,660,450	$757,128	$29,134	$786,262	$3,656,598
(1)Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014.
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the December 31, 2023 exchange rate.

Cash Collections by Year, By Year of Purchase (1) as of December 31, 2023 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (3)(4)	1996-2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Total
Americas and Australia Core
1996-2013	$1,932.7	$3,618.9	$660.3	$474.4	$299.7	$197.0	$140.3	$99.7	$64.7	$46.5	$36.0	$28.4	$5,665.9
2014	404.1	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	22.3	15.0	11.8	849.1
2015	443.1	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	14.1	867.2
2016	455.8	—	—	—	138.7	256.5	194.6	140.6	105.9	74.2	38.4	24.9	973.8
2017	532.9	—	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	43.8	1,085.1
2018	654.0	—	—	—	—	—	122.7	361.9	337.7	239.9	146.1	92.9	1,301.2
2019	581.5	—	—	—	—	—	—	143.8	349.0	289.8	177.7	110.3	1,070.6
2020	435.7	—	—	—	—	—	—	—	132.9	284.3	192.0	125.8	735.0
2021	435.8	—	—	—	—	—	—	—	—	85.0	177.3	136.8	399.1
2022	406.1	—	—	—	—	—	—	—	—	—	67.7	195.4	263.1
2023	622.6	—	—	—	—	—	—	—	—	—	—	108.5	108.5
Subtotal	6,904.3	3,618.9	753.0	844.8	837.1	860.9	945.1	1,141.4	1,271.8	1,206.9	946.0	892.7	13,318.6
Americas Insolvency
1996-2013	1,266.1	1,491.4	421.4	289.9	168.7	85.5	30.3	6.8	3.6	2.2	1.6	1.1	2,502.5
2014	148.4	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	1.1	0.7	0.4	218.6
2015	63.2	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	0.3	88.0
2016	91.4	—	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.8	0.9	118.7
2017	275.3	—	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	355.8
2018	97.9	—	—	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	133.5
2019	123.1	—	—	—	—	—	—	13.4	31.4	39.1	37.8	28.7	150.4
2020	62.1	—	—	—	—	—	—	—	6.5	16.1	20.4	19.5	62.5
2021	55.2	—	—	—	—	—	—	—	—	4.6	17.9	17.5	40.0
2022	33.4	—	—	—	—	—	—	—	—	—	3.2	9.2	12.4
2023	91.3	—	—	—	—	—	—	—	—	—	—	9.0	9.0
Subtotal	2,307.4	1,491.4	458.4	344.2	249.8	222.5	207.9	180.9	155.3	147.4	129.4	104.2	3,691.4
Total Americas and Australia	9,211.7	5,110.3	1,211.4	1,189.0	1,086.9	1,083.4	1,153.0	1,322.3	1,427.1	1,354.3	1,075.4	996.9	17,010.0
Europe Core
2012-2013	40.7	27.7	14.2	5.5	3.5	3.3	3.3	2.4	1.9	1.8	1.4	1.0	66.0
2014 (2)	773.8	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.2	122.2	107.6	1,820.4
2015	411.3	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	33.8	559.5
2016	333.1	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	411.5
2017	252.2	—	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	234.3
2018	341.8	—	—	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	345.7
2019	518.6	—	—	—	—	—	—	48.0	125.7	121.4	89.8	75.1	460.0
2020	324.1	—	—	—	—	—	—	—	32.3	91.7	69.0	56.1	249.1
2021	412.4	—	—	—	—	—	—	—	—	48.5	89.9	73.0	211.4
2022	359.4	—	—	—	—	—	—	—	—	—	33.9	83.8	117.7
2023	410.6	—	—	—	—	—	—	—	—	—	—	50.2	50.2
Subtotal	4,178.0	27.7	167.4	343.3	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.1	4,525.8
Europe Insolvency
2014 (2)	10.9	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.2	0.2	17.0
2015	19.0	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.6	0.4	26.6
2016	39.3	—	—	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	60.4
2017	39.2	—	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	47.8
2018	44.9	—	—	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	48.0
2019	77.2	—	—	—	—	—	—	5.0	21.1	23.9	21.0	17.5	88.5
2020	105.4	—	—	—	—	—	—	—	6.0	34.6	34.1	29.7	104.4
2021	53.2	—	—	—	—	—	—	—	—	5.5	14.4	14.7	34.6
2022	44.6	—	—	—	—	—	—	—	—	—	4.5	12.4	16.9
2023	46.6	—	—	—	—	—	—	—	—	—	—	4.2	4.2
Subtotal	480.3	—	—	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.4	448.4
Total Europe	4,658.3	27.7	167.4	350.6	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.5	4,974.2
Total PRA Group	$13,870.0	$5,138.0	$1,378.8	$1,539.6	$1,492.0	$1,512.6	$1,625.2	$1,841.2	$2,005.6	$2,061.9	$1,728.9	$1,660.4	$21,984.2
(1)Non-U.S. amounts are presented using the average exchange rates during the cash collection period.
(2)Includes finance receivables portfolios that were acquired through the acquisition of Aktiv Kapital AS in 2014.
(3)Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(4)Non-U.S. amounts are presented at the exchange rate at the end of the year in which the portfolios were purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated Remaining Collections
The following chart shows our ERC of $6.4 billion as of December 31, 2023 by geographical region (amounts in millions):
The following chart shows our ERC by year and geography as of December 31, 2023. These amounts reflect current estimates of how much we expect to collect on our portfolios and, where applicable, are converted to U.S. dollars at the December 31, 2023 exchange rate.

The following table displays our ERC by year and geography as of December 31, 2023 (amounts in thousands):

ERC By Year & Geography
	Americas and Australia Core	Americas Insolvency	Europe Core	Europe Insolvency	Total
2024	$844,873	$87,966	$526,767	$76,258	$1,535,864
2025	643,643	62,910	444,045	56,267	1,206,865
2026	409,539	41,763	372,901	36,951	861,154
2027	279,121	25,617	315,384	22,031	642,153
2028	191,487	11,887	269,959	11,677	485,010
2029	132,034	1,666	232,024	4,639	370,363
2030	92,521	28	199,952	1,382	293,883
2031	63,381	—	173,362	677	237,420
2032	43,639	—	150,847	553	195,039
2033	27,733	—	128,969	416	157,118
Thereafter	51,101	—	361,940	666	413,707
	$2,779,072	$231,837	$3,176,150	$211,517	$6,398,576
Cash Collections
The following table displays our cash collections by geography and portfolio type for the years indicated (amounts in thousands):

Cash Collections by Geography and Portfolio Type
	2023	2022	2021
Americas and Australia Core	$892,687	$946,055	$1,206,879
Americas Insolvency	104,237	129,369	147,336
Europe Core	572,092	559,720	614,601
Europe Insolvency	91,434	93,897	92,925
Total Cash Collections	$1,660,450	$1,729,041	$2,061,741
The following table displays the composition of our Core cash collections for the years indicated (amounts in thousands):

Cash Collections by Source - Core Portfolios Only
	2023	2022	2021
Call Center and Other Collections	$927,226	$1,004,044	$1,275,388
External Legal Collections	214,634	204,343	237,654
Internal Legal Collections	322,919	297,388	308,438
Total Core Cash Collections	$1,464,779	$1,505,775	$1,821,480

Portfolio Acquisitions
The following chart shows the purchase price of our nonperforming loan portfolios by year since 2013, including portfolios acquired through our business acquisitions:
* 2014 includes portfolios acquired in connection with the acquisition of Aktiv Kapital AS in 2014.
The following table displays our portfolio acquisitions for the years indicated (amounts in thousands):

Portfolio Acquisitions by Geography & Type
	2023	2022	2021
Americas and Australia Core	$618,913	$409,962	$440,527
Americas Insolvency	90,777	33,442	55,189
Europe Core	398,696	362,015	422,853
Europe Insolvency	45,697	44,576	53,712
Total Portfolio Acquisitions	$1,154,083	$849,995	$972,281
Portfolio Acquisitions (U.S. Only)
The following tables categorize our U.S. portfolio acquisitions for the years indicated by major asset type and delinquency category. Since our inception in 1996, we have acquired more than 62.5 million customer accounts in our U.S. portfolio (amounts in thousands).

U.S. Portfolio Acquisitions by Major Asset Type
	2023		2022		2021
Major Credit Cards	$167,824	29.6%	$59,311	19.2%	$168,364	42.7%
Private Label Credit Cards	306,758	54.0	203,670	66.0	173,197	43.8
Consumer Finance	77,393	13.6	41,792	13.5	35,114	8.9
Auto Related	15,586	2.8	4,102	1.3	18,109	4.6
Total	$567,561	100.0%	$308,875	100.0%	$394,784	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	2023		2022		2021
Fresh (1)	$340,479	67.3%	$142,939	51.9%	$89,140	26.2%
Primary (2)	15,485	3.1	12,912	4.7	2,908	0.9
Secondary (3)	124,758	24.5	96,402	35.0	226,302	66.6
Other (4)	25,597	5.1	23,180	8.4	21,537	6.3
Total Core	506,319	100.0%	275,433	100.0%	339,887	100.0%
Insolvency	61,242		33,442		54,897
Total	$567,561		$308,875		$394,784
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
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, our management uses certain non-GAAP financial measures, including adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), to evaluate our operating and financial performance as well as to set performance goals. We present Adjusted EBITDA because we consider it an important supplemental measure of operations and financial performance. Our management believes Adjusted EBITDA helps provide enhanced period to period comparability of operations and financial performance, as it excludes certain items whose fluctuations from period to period do not necessarily correspond to changes in the operations of our business, and is useful to investors as other companies in the industry report similar financial measures. Adjusted EBITDA should not be considered as an alternative to net income determined in accordance with GAAP. In addition, our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures presented by other companies.
Adjusted EBITDA is calculated starting with our GAAP financial measure, Net income/(loss) attributable to PRA Group, Inc. and is adjusted for:
•income tax expense (or less income tax benefit);
•foreign exchange loss (or less foreign exchange gain);
•interest expense, net (or less interest income, net);
•other expense (or less other income);
•depreciation and amortization;
•impairment of real estate;
•net income attributable to noncontrolling interests; and
•recoveries applied to negative allowance less changes in expected recoveries.

The following table provides a reconciliation of Net income/(loss) attributable to PRA Group, Inc., as reported in accordance with GAAP, to Adjusted EBITDA for the years indicated (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	2023	2022	2021
Net income/(loss) attributable to PRA Group, Inc.	$(83,477)	$117,147	$183,158
Adjustments:
Income tax expense/(benefit)	(16,133)	36,787	54,817
Foreign exchange (gains)/losses	(289)	(985)	809
Interest expense, net	181,724	130,677	124,143
Other expense/(income) (1)	1,944	1,325	(282)
Depreciation and amortization	13,376	15,243	15,256
Impairment of real estate	5,239	—	—
Adjustment for net income attributable to noncontrolling interests	16,723	851	12,351
Recoveries applied to negative allowance less Changes in expected recoveries	887,891	805,942	988,050
Adjusted EBITDA	$1,006,998	$1,106,987	$1,378,302
(1) Other expense/(income) reflects non-operating related activity.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing Borrowings by Adjusted EBITDA. The following table displays our Debt to Adjusted EBITDA ratio as of December 31, 2023 and 2022 (dollars in thousands):

Debt to Adjusted EBITDA
	2023		2022
Borrowings	$2,914,270		$2,494,858
Adjusted EBITDA	1,006,998		1,106,987
Debt to Adjusted EBITDA	2.89	x	2.25	x

Liquidity and Capital Resources
We actively manage our liquidity to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of December 31, 2023, cash and cash equivalents totaled $112.5 million, of which $76.5 million related to our international operations with indefinitely reinvested earnings. Refer to Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding the unremitted earnings of our international subsidiaries.

Borrowings. As of December 31, 2023, we had the following committed amounts, amounts outstanding and availability under our credit facilities (amounts in thousands):

			Availability as of December 31, 2023
	Committed Amount	Amount Outstanding	Availability Based on Current ERC (2)	Additional Availability (3)	Total Availability
Americas revolving credit (1)	$1,075,000	$396,303	$107,648	$571,049	$678,697
UK revolving credit	800,000	502,847	59,858	$237,295	297,153
European revolving credit	845,657	538,565	176,916	$130,176	307,092
Term loan	442,500	442,500	—	—	—
Senior notes	1,046,000	1,046,000	—	—	—
Less: Debt discounts and issuance costs	—	(11,945)	—	—	—
Total	$4,209,157	$2,914,270	$344,422	$938,520	$1,282,942
(1) Includes the North American and Colombian revolving credit facilities.
(2) Available borrowings after calculation of current borrowing base, which may be used for general corporate purposes, including portfolio purchases.
(3) Subject to debt covenants, including advance rates ranging from 35-55% of applicable ERC.
On June 1, 2023, we used substantially all of the net proceeds received from the 2028 Notes to retire the 2023 Notes. We used the remainder of the net proceeds to repay a portion of the outstanding borrowings under the domestic revolving credit facility under our North America Credit Agreement.
Interest-bearing deposits. Under our European credit facility, our interest-bearing deposit funding is limited to SEK 1.2 billion (the equivalent of approximately $118.9 million as of December 31, 2023), and as of December 31, 2023, our interest-bearing deposits were $115.6 million.
Furthermore, we have the ability to slow the purchase of nonperforming loans if necessary, and use the net cash flow generated from cash collections from our portfolio of existing nonperforming loans to temporarily service our debt and fund existing operations. We invested $1.2 billion in portfolio acquisitions in 2023, which generated $171.9 million of cash collections, representing 10.4% of our total 2023 cash collections.
Uses of Liquidity and Material Cash Requirements
Forward Flows. We enter into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from three to 12 months and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period.
As of December 31, 2023, we have forward flow agreements in place with an estimated purchase price of approximately $550.0 million over the next 12 months. This total is comprised of $400.0 million for the Americas and Australia and $150.0 million for Europe. These amounts represent our estimated forward flow purchases over the next 12 months based on projections and other factors, including sellers' estimates of future flows sales, and are dependent on actual delivery by the sellers. Accordingly, amounts purchased under these agreements may vary significantly. We may also enter into new or renewed forward flow commitments and/or close on spot purchase transactions in addition to the current forward flow agreements.
Borrowings. Of our $2.9 billion in borrowings as of December 31, 2023, estimated interest, unused fees and principal payments for the next 12 months are $202.4 million, of which $12.5 million relates to principal on the term loan under our North American Credit Agreement. Beyond 12 months, as of December 31, 2023, principal payments on our debt are due from between one and six years. Many of our financing arrangements include covenants with which we must comply, and as of December 31, 2023, we determined that we were in compliance with these covenants. For more information, see Note 7 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Share Repurchases. On February 25, 2022, we completed our $230.0 million share repurchase program. Also on February 25, 2022, our Board of Directors approved a new share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. Repurchases are subject to restrictive covenants contained in our credit facilities and indentures that govern our Senior Notes. Considering these covenants, during 2022, we repurchased approximately 2.3 million shares of our common stock for $99.4 million, and there were no repurchases during 2023.
The share repurchase program has no stated expiration date and does not obligate us to repurchase any specified amount of shares, remains subject to the discretion of our Board of Directors and, subject to compliance with applicable laws, may be modified, suspended or discontinued at any time. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Exchange Act, or other methods, subject to market and/or other conditions and applicable regulatory requirements. As of December 31, 2023, we had $67.7 million remaining for share repurchases under the program.
Leases. Our leases have remaining lease terms from one to 12 years. As of December 31, 2023, we had $50.3 million in lease liabilities, of which $10.0 million is due within the next 12 months. For more information, see Note 5 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Derivatives. We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of December 31, 2023, we had $20.4 million of derivative liabilities, $8.8 million of which mature within the next 12 months. The remaining $11.6 million matures in 2028. For more information, see Note 8 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Investments. As of December 31, 2023, we held $59.5 million in Swedish treasury securities to meet the liquidity requirements of the Swedish Financial Services Authority for our banking subsidiary, AK Nordic AB.
We believe that funds generated from operations and cash collections on nonperforming loan portfolios, together with existing cash, available borrowings under our revolving credit facilities and access to the capital markets, will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months and beyond. Market conditions permitting, we may seek to access the debt or equity capital markets as we deem appropriate. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing from other sources. We may also, from time to time, repurchase Senior Notes in the open market or otherwise.
Cash Flow Analysis
The following table summarizes our cash flow activity for the years ended December 31, 2023 and 2022 (amounts in thousands):

	2023	2022	Change
Net cash provided by/(used in):
Operating activities	$(97,535)	$21,592	$(119,127)
Investing activities	(234,860)	120,453	(355,313)
Financing activities	355,300	(121,342)	476,642
Effect of exchange rates on cash	6,029	(25,017)	31,046
Net decrease in cash and cash equivalents	$28,934	$(4,314)	$33,248
Operating Activities
Net cash provided by/(used in) operating activities mainly reflects cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. To calculate net cash provided by/(used in) operating activities, net income/(loss) was adjusted for (i) non-cash items included in net income such as unrealized foreign currency transaction (gains)/losses, changes in expected recoveries, depreciation and amortization, deferred taxes, fair value changes in equity securities, and stock-based compensation, as well as (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Net cash used in operating activities was $97.5 million in 2023 compared to net cash provided by operating activities of $21.6 million in 2022. The change was primarily driven by lower cash collections recognized as income, higher cash paid for interest and the impact of unrealized foreign currency transaction (gains)/losses.

Investing Activities
Net cash used in investing activities increased by $355.3 million in 2023, primarily driven by an increase of $316.0 million in purchases of nonperforming loan portfolios and a decrease of $57.8 million in recoveries applied to the negative allowance. This activity was partially offset by a decrease of $10.4 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities increased by $476.6 million in 2023, primarily driven by proceeds from the issuance of our 2028 Notes in aggregate principal amount of $400.0 million, a $326.0 million increase from net payments on our lines of credit in 2022 to net draws on our lines of credit in 2023 and a decrease in repurchases of our common stock of $111.4 million. These items were partially offset by the retirement of $345.0 million in aggregate principal amount of our 2023 Notes.
Effect of Exchange Rates on Cash
The net effect of exchange rates on cash increased $31.0 million in 2023, primarily due to foreign currency remeasurement differences on our intercompany loans.
Recent Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements, see Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
We consider accounting estimates to be critical if they (1) involve a significant level of estimation uncertainty and (2) have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our estimates on historical experience, current trends and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material. We have determined that the following accounting policies involve critical estimates:
Revenue Recognition - Finance Receivables
Revenue recognition for finance receivables involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the amount and timing of cash collections we expect to receive from our pools of accounts. We review individual pools for trends, actual performance versus projections and curve shape (a graphical depiction of the amount and timing of cash collections). We then project ERC and apply a discounted cash flow methodology to our ERC. Adjustments to ERC may include adjustments reflecting recent collection trends, our view of current and future economic conditions, changes in collection assumptions or other timing related adjustments.
Significant changes in our cash flow estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool. Generally, adjustments to cash forecasts result in an adjustment to revenue at an amount less than the impact of the performance in the period due to the effects of discounting. Additionally, cash collection forecast increases will result in more revenue being recognized and cash collection forecast decreases in less revenue being recognized over the life of the pool.
Goodwill
In accordance with Financial Accounting Standards Board ("FASB") ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), we evaluate goodwill for impairment annually as of October 1, and more frequently if circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value.
We determine the fair value of a reporting unit by applying certain approaches prescribed under ASC Topic 820 "Fair Value Measurements and Disclosures": the income approach and the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows and a residual terminal value. Cash flow projections are based on management's estimates of a variety of factors, including growth rates and operating margins, which take into consideration industry and market conditions. Under the market approach, we estimate fair value based on market trading multiples and other relevant market transactions involving comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. Depending on the availability of public data and suitable comparable transaction data, we may give more weight to the income approach than the market approach. We also assess the reasonableness of the aggregate estimated fair value of our reporting units by comparison to our market capitalization over a reasonable period, considering historic control premiums in the financial services industry and the current market environment.
Based on the annual October 1 impairment test, we concluded that the goodwill of our reporting units was not impaired. However, we estimated that our Debt Buying and Collection ("DBC") reporting unit’s fair value exceeded its carrying value by 6%, and therefore, the reporting unit may be at-risk for future impairment if our cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including adverse changes in the debt sales market that impact our estimated purchasing volumes and purchase price multiples, and/or an increase in the discount rate. We estimated the fair value of the DBC reporting unit based on the income approach, and as an assessment for reasonableness, also applied the market approach. As of December 31, 2023, the DBC reporting unit’s carrying amount included goodwill of $404.7 million.
Key inputs to the DBC reporting unit’s fair value under the income approach included our forecasted financial results and the discount rate. Forecasted financial results were developed considering several inputs and assumptions, including portfolio purchasing volume, purchase price multiples, operating expenses and the projected impact of certain strategic and operational initiatives. Based on purchasing volume estimates, the forecasted financial results reflect an expected long-term growth rate of 3.3%. Purchase price multiples related to our existing portfolios were based on historical growth rates, while purchase price multiples on future portfolio purchases were based on recent and expected future purchasing metrics. We are implementing a number of strategic and operational initiatives in our U.S. business designed to increase cash collections while reducing our marginal costs. The estimated net cash flows from certain of these initiatives were incorporated in our goodwill evaluation, reflecting an assessment of our ability to execute such initiatives.
The discount rate used was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics, including assumptions related to the reporting unit's ability to execute on the projected cash flows. The discount rate utilized for the DBC reporting unit was 10.0% as of October 1, 2023. The market interest rate inherent in the discount rate calculation decreased after October 1, 2023, and as a result, the fair value of the DBC reporting unit has since become less sensitive to this input.
Our goodwill evaluation is dependent on a number of factors, both internal and external. The assumptions used in estimating the DBC reporting unit’s fair value were based on currently available data and involved the exercise of judgment. There are inherent uncertainties related to the assumptions used in our evaluation and to our application of those assumptions. If market factors deteriorate, or if estimates used in our quantitative assessment prove to be inaccurate, we may have to record impairment charges in future periods.
Income Taxes
We are subject to income taxes in the U.S. and in numerous international jurisdictions. These tax laws are complex and are subject to different interpretations by the taxpayer and the relevant government taxing authorities. When determining our domestic and non-U.S. income tax expense, we make judgments about the application of these inherently complex laws.
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
If all or part of the deferred tax assets are determined not to be realizable in the future, we would establish a valuation allowance and charge the impact to earnings in the period such a determination is made. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings. The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. For further information regarding our uncertain tax positions, refer to Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our business is subject to various financial risks, including market, currency, interest rate, credit, liquidity and cash flow risk. We use various strategies, including derivative financial instruments, to manage these risks; however, they may still impact our Consolidated Financial Statements.
We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed, nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance, or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties to these instruments, as these transactions were executed with a diversified group of major financial institutions with investment-grade credit ratings. Our intention is to spread our counterparty credit risk across a number of counterparties so that exposure to a single counterparty is mitigated.
Interest Rate Risk
We are subject to interest rate risk from borrowings on our variable rate credit facilities, as well as our interest-bearing deposits. As such, our consolidated financial results are subject to fluctuations due to changes in market interest rates. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $1.9 billion as of December 31, 2023. Based on our debt structure as of December 31, 2023, assuming a 50 basis point decrease in interest rates, interest expense over the following 12 months would decrease by an estimated $5.7 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $5.7 million.
To reduce the exposure to changes in the market rate of interest, we have entered into interest rate derivative contracts for a portion of our borrowings under our floating rate financing arrangements. The terms of the interest rate derivative contracts require us to receive a variable interest rate and pay a fixed interest rate. Of our $2.9 billion in total borrowings as of December 31, 2023, $1.0 billion was fixed rate debt. Considering these fixed rate borrowings and interest rate hedges on our variable rate debt, with maturities that range from one month to five years, as of December 31, 2023, 63% of our total debt was either fixed rate or converted to a fixed rate.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. In 2023, we generated $444.3 million of revenues from operations outside the U.S. and used multiple functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
Fluctuations in foreign currencies could cause us to incur foreign currency exchange gains and losses, and could adversely affect our comprehensive income and stockholders' equity. Additionally, our reported financial results could change from period to period due solely to fluctuations between currencies. Foreign currency gains and losses are primarily the result of the re-measurement of transactions in other currencies into an entity's functional currency. Foreign currency gains and losses are included as a component of Other income and (expense) in our Consolidated Income Statements. From time to time, we may elect to enter into foreign exchange derivative contracts to reduce these variations in our Consolidated Income Statements.
When an entity's functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of Other comprehensive income/(loss) in our Consolidated Statements of Comprehensive Income and as a component of Equity in our Consolidated Balance Sheets.
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European operations so that portfolio ownership and collections generally occur within the same entity. Additionally, our European and UK credit facilities are multi-currency facilities, allowing us to better match funding and portfolio acquisitions by currency. We actively monitor the value of our finance receivables by currency. In the event adjustments are required to our liability composition by currency we may, from time to time, execute re-balancing foreign exchange contracts to more closely align funding and portfolio acquisitions by currency.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PRA Group, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PRA Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the two years ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of expected future recoveries on purchased credit deteriorated assets
Description of the Matter
As of December 31, 2023, the balance of the Company’s Finance Receivables, net was $3.7 billion, and the changes in expected future recoveries for the year ended December 31, 2023 was $(36) million as disclosed in Note 2. As more fully described in Note 1 and Note 2 to the consolidated financial statements, the Company accounts for Finance Receivables, net, under the guidance of ASC Topic 326 “Financial Instruments – Credit Losses” and develops its estimates of expected recoveries in the Consolidated Balance Sheets by applying a discounted cash flow methodology to its estimated remaining collections (ERC) and recognizes income over the estimated life of the pool at the constant effective interest rate of the pool. Subsequent changes (favorable and unfavorable) in the expected cash flows are recognized within Changes in expected recoveries in the Consolidated Income Statements by recording the present value of those changes in ERC. Management’s estimate of ERC is based on relevant information about past events, including historical experience; current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Development of the Company’s forecasts rely on both quantitative and qualitative factors. Qualitative factors can include both external and internal information and consider management’s view on available facts and circumstances at each reporting period.

Auditing the qualitative factors used by management in their forecast of ERC required complex auditor judgment due to the subjectivity in assumptions around historical collection trends, the projected impact of collection strategies, and the influence that external factors will have on the amount and timing of ERC.
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
With the assistance of EY specialists, we evaluated whether management’s methods for estimating expected recoveries were in compliance with U.S. generally accepted accounting principles. We tested management’s measurement of ERC by reconciling collections data used in the estimation process to source, reperforming calculations, evaluating the reasonableness of qualitative adjustments and considerations for the estimated impact of collections strategies, comparing the current estimate to prior periods and historical trends, and reviewing external evidence, including economic, peer, and industry data.

Goodwill Impairment Assessment
Description of the Matter	At December 31, 2023, the Company’s Goodwill was $431.6 million, consisting primarily of $404.7 million within the Debt Buying and Collection (“DBC”) reporting unit. As discussed in Note 1 and Note 4 of the consolidated financial statements, goodwill is tested for impairment at least annually by comparing the fair value of each reporting unit to its carrying value. The Company estimates the fair value of a reporting unit by applying the income approach and the market approach. Under the income approach, fair value is estimated based on the present value of estimated future cash flows and a residual terminal value. The market approach uses market trading multiples and other relevant market transactions involving comparable publicly traded companies with operating and investment characteristics similar to the reporting unit to estimate fair value. The Company completed its annual goodwill impairment assessment as of October 1, 2023 and concluded that goodwill was not impaired.

Auditing management’s annual goodwill impairment assessment required a high degree of auditor judgment due to the subjectivity in assumptions that were used by management to estimate the fair value of the DBC reporting unit under the income approach. In particular, the estimate of the fair value of the reporting unit was sensitive to changes in projected changes in revenue and expenses, estimates of net cash flows expected from certain strategic initiatives, the discount rate, and the terminal value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s process to assess goodwill for impairment, including management review controls over significant assumptions and the information provided by management’s specialists. Our tests of controls included testing the completeness, accuracy and relevance of underlying data utilized by management in the impairment assessment.
With the assistance of EY valuation specialists, we tested management’s quantitative impairment assessment, including performing procedures to evaluate management’s methodology, test the mathematical accuracy of the discounted cash flow calculation, and evaluate the reasonableness of the discount rate and terminal value by comparing the assumptions to an independently developed range of observable market data points. For the key assumptions used by management to forecast financial results, including projected changes in revenue and expenses and estimates of net cash flows expected from certain strategic initiatives, we compared projections to historical results, agreed internal and external inputs to source documents, and tested the mathematical accuracy of calculations underlying the assumptions. Additionally, after reconciling the fair value of the reporting unit to the market capitalization of the Company, we evaluated the reasonableness of management’s control premium by comparing the control premium to recent transactions in the industry.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Richmond, Virginia
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
PRA Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in equity, and cash flows of PRA Group, Inc. and subsidiaries (the Company) for the year ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
We served as the Company’s auditor from 2007 to 2022.
Virginia Beach, Virginia
February 28, 2022

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2023 and 2022
(Amounts in thousands)

	2023	2022
Assets
Cash and cash equivalents	$112,528	$83,376
Investments	72,404	79,948
Finance receivables, net	3,656,598	3,295,008
Income taxes receivable	27,713	31,774
Deferred tax assets, net	74,694	56,908
Right-of-use assets	45,877	54,506
Property and equipment, net	36,450	51,645
Goodwill	431,564	435,921
Other assets	67,526	86,588
Total assets	$4,525,354	$4,175,674
Liabilities and Equity
Liabilities:
Accounts payable	$6,325	$7,329
Accrued expenses	131,893	111,395
Income taxes payable	17,912	25,693
Deferred tax liabilities, net	17,051	42,918
Lease liabilities	50,300	59,384
Interest-bearing deposits	115,589	112,992
Borrowings	2,914,270	2,494,858
Other liabilities	32,638	34,355
Total liabilities	3,285,978	2,888,924
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 39,247 shares issued and outstanding as of December 31, 2023; 100,000 shares authorized, 38,980 shares issued and outstanding as of December 31, 2022	392	390
Additional paid-in capital	7,071	2,172
Retained earnings	1,489,548	1,573,025
Accumulated other comprehensive loss	(329,899)	(347,926)
Total stockholders' equity - PRA Group, Inc.	1,167,112	1,227,661
Noncontrolling interests	72,264	59,089
Total equity	1,239,376	1,286,750
Total liabilities and equity	$4,525,354	$4,175,674
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2023, 2022 and 2021
(Amounts in thousands, except per share amounts)

	2023	2022	2021
Revenues:
Portfolio income	$757,128	$772,315	$875,327
Changes in expected recoveries	29,134	168,904	197,904
Total portfolio revenue	786,262	941,219	1,073,231
Other revenue	16,292	25,305	22,501
Total revenues	802,554	966,524	1,095,732

Operating expenses:
Compensation and employee services	288,778	285,537	301,981
Legal collection fees	38,072	38,450	47,206
Legal collection costs	89,131	76,757	78,330
Agency fees	74,699	63,808	63,140
Outside fees and services	82,619	92,355	92,615
Communication	40,430	39,205	42,755
Rent and occupancy	17,319	18,589	18,376
Depreciation and amortization	13,376	15,243	15,256
Impairment of real estate	5,239	—	—
Other operating expenses	52,399	50,778	61,077
Total operating expenses	702,062	680,722	720,736
Income from operations	100,492	285,802	374,996
Other income and (expense):
Interest expense, net	(181,724)	(130,677)	(124,143)
Foreign exchange gain/(loss), net	289	985	(809)
Other	(1,944)	(1,325)	282
Income/(loss) before income taxes	(82,887)	154,785	250,326
Income tax expense/(benefit)	(16,133)	36,787	54,817
Net income/(loss)	(66,754)	117,998	195,509
Adjustment for net income attributable to noncontrolling interests	16,723	851	12,351
Net income/(loss) attributable to PRA Group, Inc.	$(83,477)	$117,147	$183,158

Net income/(loss) per common share attributable to PRA Group, Inc.:
Basic	$(2.13)	$2.96	$4.07
Diluted	$(2.13)	$2.94	$4.04
Weighted average number of shares outstanding:
Basic	39,177	39,638	44,960
Diluted	39,177	39,888	45,330
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2023, 2022 and 2021
(Amounts in thousands)

	2023	2022	2021
Net income/(loss)	$(66,754)	$117,998	$195,509
Other comprehensive income/(loss), net of tax
Currency translation adjustments	45,524	(105,292)	(56,219)
Cash flow hedges	(21,207)	33,175	27,978
Debt securities available-for-sale	302	(16)	(348)
Other comprehensive income/(loss)	24,619	(72,133)	(28,589)
Total comprehensive income/(loss)	(42,135)	45,865	166,920
Less comprehensive income attributable to noncontrolling interests	23,315	9,735	4,880
Comprehensive income/(loss) attributable to PRA Group, Inc.	$(65,450)	$36,130	$162,040
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2023, 2022 and 2021
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	45,585	$456	$75,282	$1,511,970	$(245,791)	$31,609	$1,373,526
Effect of change in accounting principle (1)	—	—	(26,697)	12,008	—	—	(14,689)
Balance as of January 1, 2021	45,585	$456	$48,585	$1,523,978	$(245,791)	$31,609	$1,358,837
Components of comprehensive income, net of tax:
Net income	—	—	—	183,158	—	12,351	195,509
Currency translation adjustments	—	—	—	—	(48,748)	(7,471)	(56,219)
Cash flow hedges	—	—	—	—	27,978	—	27,978
Debt securities available-for-sale	—	—	—	—	(348)	—	(348)
Distributions to noncontrolling interests	—	—	—	—	—	(21,411)	(21,411)
Contributions from noncontrolling interests	—	—	—	—	—	23,413	23,413
Vesting of restricted stock	264	2	(2)	—	—	—	—
Repurchase and cancellation of common stock	(4,841)	(48)	(58,531)	(154,291)	—	—	(212,870)
Share-based compensation expense	—	—	15,940	—	—	—	15,940
Employee stock relinquished for payment of taxes	—	—	(5,992)	—	—	—	(5,992)
Balance as of December 31, 2021	41,008	$410	$—	$1,552,845	$(266,909)	$38,491	$1,324,837
Components of comprehensive income, net of tax:
Net income	—	—	—	117,147	—	851	117,998
Currency translation adjustments	—	—	—	—	(114,176)	8,884	(105,292)
Cash flow hedges	—	—	—	—	33,175	—	33,175
Debt securities available-for-sale	—	—	—	—	(16)	—	(16)
Distributions to noncontrolling interests	—	—	—	—	—	(6,691)	(6,691)
Contributions from noncontrolling interests	—	—	—	—	—	17,554	17,554
Vesting of restricted stock	303	4	(4)	—	—	—	—
Repurchase and cancellation of common stock	(2,331)	(24)	(2,399)	(96,967)	—	—	(99,390)
Share-based compensation expense	—	—	13,047	—	—	—	13,047
Employee stock relinquished for payment of taxes	—	—	(8,472)	—	—	—	(8,472)
Balance as of December 31, 2022	38,980	$390	$2,172	$1,573,025	$(347,926)	$59,089	$1,286,750
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(83,477)	—	16,723	(66,754)
Currency translation adjustments	—	—	—	—	38,932	6,592	45,524
Cash flow hedges	—	—	—	—	(21,207)	—	(21,207)
Debt securities available-for-sale	—	—	—	—	302	—	302
Distributions to noncontrolling interests	—	—	—	—	—	(10,140)	(10,140)
Vesting of restricted stock	267	2	(2)	—	—	—	—
Share-based compensation expense	—	—	11,095	—	—	—	11,095
Employee stock relinquished for payment of taxes	—	—	(6,194)	—	—	—	(6,194)
Balance as of December 31, 2023	39,247	$392	$7,071	$1,489,548	$(329,899)	$72,264	$1,239,376
(1) Beginning January 1, 2021, the Company implemented ASU 2020-06 Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. For additional information, see Note 1 "General and Summary of Significant Accounting Policies" to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2023, 2022 and 2021
(Amounts in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income/(loss)	$(66,754)	$117,998	$195,509
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	11,095	13,047	15,940
Depreciation, amortization and impairment	18,615	15,243	15,256
Gain on extinguishment of senior notes	(343)	—	—
Amortization of debt discount and issuance costs	9,223	10,097	9,508
Changes in expected recoveries	(29,134)	(168,904)	(197,904)
Deferred income taxes	(35,942)	607	6,803
Net unrealized foreign currency transaction (gains)/losses	(16,552)	34,970	29,003
Fair value in earnings for equity securities	1,564	437	(386)
Other	(2,755)	(191)	(211)
Changes in operating assets and liabilities:
Other assets	(1,835)	7,096	195
Accounts payable	(1,205)	3,960	(1,323)
Income taxes payable, net	(4,815)	13,709	(30,824)
Accrued expenses	18,968	(2,449)	19,586
Other liabilities	2,834	(24,492)	23,691
Right-of-use asset/lease liability	(499)	464	82
Net cash provided by/(used in) operating activities	(97,535)	21,592	84,925
Cash flows from investing activities:
Purchases of property and equipment, net	(2,887)	(13,251)	(11,212)
Purchases of nonperforming loan portfolios	(1,160,289)	(844,255)	(971,708)
Recoveries applied to negative allowance	917,025	974,846	1,185,954
Purchases of investments	(60,057)	(63,000)	(110,915)
Proceeds from sales and maturities of investments	71,348	66,113	68,904
Business acquisition, net of cash acquired	—	—	(647)
Net cash provided by/(used in) investing activities	(234,860)	120,453	160,376
Cash flows from financing activities:
Proceeds from lines of credit	814,630	1,607,108	769,903
Principal payments on lines of credit	(480,100)	(1,598,608)	(1,163,075)
Retirement of Convertible Senior Notes due 2023	(345,000)	—	—
Proceeds from issuance of Senior Notes due 2029	—	—	350,000
Proceeds from issuance of Senior Notes due 2028	400,000	—	—
Principal payments on long-term debt	(7,500)	(10,000)	(10,000)
Repurchases of senior notes	(3,657)	—	—
Repurchases of common stock	—	(111,371)	(200,887)
Payments of origination cost and fees	(5,323)	(15,550)	(9,479)
Tax withholdings related to share-based payments	(6,194)	(8,472)	(5,992)
Distributions to noncontrolling interests	(10,140)	(6,691)	(21,411)
Contributions from noncontrolling interests	—	17,554	23,413
Net decrease in interest-bearing deposits	(1,416)	4,688	4,716
Net cash provided by/(used in) financing activities	355,300	(121,342)	(262,812)
Effect of exchange rates on cash	6,029	(25,017)	(14,464)
Net increase/(decrease) in cash and cash equivalents	28,934	(4,314)	(31,975)
Cash and cash equivalents, beginning of period	84,758	89,072	121,047
Cash and cash equivalents, end of period	$113,692	$84,758	$89,072
Supplemental disclosure of cash flow information:
Cash paid for interest	$138,305	$116,932	$112,277
Cash paid for income taxes	25,544	21,860	77,817
Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents per the Consolidated Balance Sheets	$112,528	$83,376	$87,584
Restricted cash included in Other assets per the Consolidated Balance Sheets	1,164	1,382	1,488
Total cash, cash equivalents and restricted cash	$113,692	$84,758	$89,072

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. General and Summary of Significant Accounting Policies:
Nature of operations: As used herein, the terms "PRA Group," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, is a global financial and business services company with operations based primarily in the Americas and Europe, and to a lesser extent, Australia. The Company's primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company also provides fee-based services on class action claims recoveries in the United States ("U.S.").
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
Reclassification of prior year presentation: Certain prior year amounts have been reclassified for consistency with the current year presentation. Fee income is now included within Other revenue in the Consolidated Income Statements.
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
Noncontrolling interests represent the portion of net income and equity attributable to third-party owners of consolidated subsidiaries that are not wholly-owned by the Company. These noncontrolling interests relate primarily to funds in Brazil that invest in nonperforming loan portfolios.
Investments in companies in which the Company has significant influence over operating and financing decisions, but does not own a majority of the voting equity interests, are accounted for in accordance with the equity method of accounting, which requires the Company to recognize its proportionate share of the entity’s net earnings. The Company's equity method investment is included in Other assets, with income or loss included in Other revenue.
The Company performs on-going reassessments whether changes in the facts and circumstances regarding the Company’s involvement with an entity could cause the Company’s consolidation conclusion to change.
Foreign currency: Assets and liabilities have been translated into the reporting currency using the exchange rates in effect on the date of the Consolidated Balance Sheets. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of international subsidiaries are recorded in Accumulated other comprehensive loss in the accompanying Consolidated Statements of Changes in Equity.
Segments: The Company has determined that it has two operating segments that meet the aggregation criteria of Accounting Standards Codification ("ASC") 280, Segment Reporting ("ASC 280"), and, therefore, it has one reportable segment. This conclusion is based on similarities among the operating segments, including economic characteristics, the nature of the products and services, the nature of the production processes, the types or classes of customers for their services, the methods used to distribute their services and the nature of the regulatory environment.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Revenues and long-lived assets by geographical location: Revenues for the years ended December 31, 2023, 2022 and 2021, and long-lived assets held as of December 31, 2023 and 2022, by geographic area in which the Company operates, were as follows (amounts in thousands):

	2023	2022	2021	2023	2022
	Revenues (2)			Long-Lived Assets
United States	$358,251	$520,747	$651,991	$58,452	$79,865
United Kingdom	119,963	181,725	175,383	11,377	12,141
Brazil	95,556	36,412	62,740	3	3
Other (1)	228,784	227,640	205,618	12,495	14,142
Total	$802,554	$966,524	$1,095,732	$82,327	$106,151
(1) None of the countries included in Other comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
(2) Based on the Company’s financial statement information used to produce the Company's general-purpose financial statements, it is impracticable to report further breakdowns of revenues from external customers.
The Company generates revenues from collection activities on nonperforming loans, and to a lesser extent, fee-based services and equity method investments. Long-lived assets consist of Property and equipment, net and Right-of-use ("ROU") assets.
Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Restricted cash: Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and included in Other assets in the Company's Consolidated Balance Sheets.
Concentrations of credit risk: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments, derivative financial instruments and finance receivables.
Accumulated other comprehensive loss: The Company records unrealized gains and losses on certain available-for-sale investments and foreign currency translation adjustments in other comprehensive income ("OCI"). Unrealized gains and losses on available for sale investments are reclassified to earnings as the gains or losses are realized upon sale of the securities. Translation gains or losses on foreign currency translation adjustments are reclassified to earnings upon the substantial sale or liquidation of investments in international operations. For the Company’s derivative financial instruments that are designated as hedging instruments, the change in fair value is recorded in OCI.
Investments:
Debt Securities: The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Debt securities which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Available-for-sale securities are carried at fair market value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in stockholders' equity. The Company evaluates debt securities for impairment. When there has been a decline in fair value below the amortized cost, the Company recognizes an impairment if: (1) it has the intent to sell the security; (2) it is more likely than not that it will be required to sell the security before recovery of the amortized cost; or (3) it does not expect to recover the entire amortized cost of the security. If the Company identifies that the decline in fair value has resulted from credit losses, the credit loss component is recognized as an allowance in the Consolidated Balance Sheets with a corresponding charge to Other expense in the Consolidated Income Statements. The non-credit loss component remains in Other comprehensive loss until realized from a sale or subsequent impairment.
Equity Securities: Investments in equity securities are measured at fair value with unrealized gains and losses reported in earnings.
Equity Method Investments: Equity investments that are not consolidated, but over which the Company exercises significant influence, are accounted for as equity method investments. Whether or not the Company exercises significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not

PRA Group, Inc.
Notes to Consolidated Financial Statements
reflected within the Company’s Consolidated Balance Sheets and Income Statements; rather, the Company’s share of the earnings or losses of the investee company is reflected in Other revenue in the Consolidated Income Statements. The Company’s carrying value in an equity method investee company is reflected in Investments in the Company’s Consolidated Balance Sheets.
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
Credit quality information: The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to an account's contractual terms. The Company accounts for the portfolios in accordance with the guidance for purchased credit deteriorated ("PCD") assets. The initial allowance for credit losses is added to the purchase price rather than recorded as a credit loss expense. The Company has established a policy to write off the amortized cost of individual assets when it deems probable that it will not collect on an individual asset. Due to the deteriorated credit quality of the individual accounts, the Company may write off the unpaid principal balance of all accounts in a portfolio at the time of acquisition. However, when the Company has an expectation of collecting cash flows at the portfolio level, a negative allowance is established for expected recoveries at an amount not to exceed the amount paid for the financial portfolios. The negative allowance is recorded as an asset and presented as Finance receivables, net in the Company's Consolidated Balance Sheets.
Portfolio segments: The Company develops systematic methodologies to determine its allowance for credit losses at the portfolio segment level. The Company’s nonperforming loan portfolio segments consist of two broad categories: Core and Insolvency. The Company’s Core portfolios contain loan accounts that are in default and that were purchased at a substantial discount to face value because either the credit originator and/or other third-party collection agencies have been unsuccessful in collecting the full balance owed. The Company’s Insolvency portfolios contain loan accounts that are in default and the customer is involved in a bankruptcy or insolvency proceeding and the accounts were purchased at a substantial discount to face value. Each of the two broad portfolio segments of purchased nonperforming loan portfolios consist of large numbers of homogeneous receivables with similar risk characteristics.
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

Methodology: The Company develops its estimates of expected recoveries by applying discounted cash flow methodologies to its estimated remaining collections ("ERC") and recognizes income over the estimated life of the pool at the constant effective interest rate of the pool. Subsequent changes (favorable and unfavorable) in expected cash flows are recognized within Changes in expected recoveries in the Consolidated Income Statements by recording the present value of those changes in ERC at a constant effective interest rate. Amounts included in the estimate of recoveries do not exceed the aggregate amount of the amortized cost basis previously written off or expected to be written off.

The measurement of expected recoveries is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Development of the Company’s forecasts rely on both quantitative and qualitative factors. Qualitative factors can include both external and internal information and consider management’s view on available facts and circumstances at each reporting period. More specifically, external factors that may have an impact on the collectability, and subsequently on the overall profitability of acquired portfolios of nonperforming loans, would include new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of acquired portfolios of nonperforming loans, would include necessary revisions to initial and post-acquisition operational scoring and modeling estimates, operational activities and the expected impact of operational strategies.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Portfolio income: The recognition of income on expected recoveries is based on the constant effective interest rate established for a pool.

Changes in expected recoveries: The activity consists of differences between actual and expected recoveries for the reporting period, as well as the net present value of increases or decreases in ERC at the constant effective interest rate.

Agreements to acquire finance receivables include general representations and warranties from the sellers covering matters such as account holder death or insolvency and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days, with certain international agreements extending as long as 24 months. Any funds received from the seller as a return of purchase price are referred to as buybacks. Buyback funds are included in changes in expected recoveries when received.
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
Property and equipment: Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost. Maintenance and repairs are expensed as incurred. Property and equipment are depreciated over their useful lives using the straight-line method, as follows:

Category of Property and Equipment	Estimated Useful Life
Software and computer equipment	Three to five years
Furniture and fixtures	Ten years
Equipment	Five years
Leasehold improvements	Remaining term of the lease
Building improvements	Ten to 39 years
When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the Company's Consolidated Income Statements. Impairment is assessed periodically when events or changes in circumstances indicate the carrying value of property and equipment may not be fully recoverable.
Goodwill: Goodwill is not amortized, but rather, is reviewed for impairment annually or more frequently if indicators of potential impairment exist. The Company performs its annual assessment of goodwill as of October 1. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the fair value of the reporting unit is determined. An impairment loss is recorded for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the respective reporting unit.
Income taxes: The Company records a tax provision for the anticipated tax consequences of the reported results of operations. Current tax expense represents the estimated taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. The Company made an accounting policy election to treat U.S. taxes due in relation to Global Intangible Low-Taxed Income ("GILTI") as a current-period expense when incurred. The provision for income taxes is estimated using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
The Company is subject to income taxes throughout the U.S. and in numerous international jurisdictions. The Company recognizes the financial statement benefits of an uncertain tax position if it is more likely than not to be sustained in the event of challenges by relevant taxing authorities based on the technical merit. The amount of benefits to recognize in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authorities. The Company exercises significant judgment in making these determinations. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense when the more likely than not standards

PRA Group, Inc.
Notes to Consolidated Financial Statements
are not met. While actual results could vary, the Company believes it has made adequate tax accruals with respect to the ultimate outcome of such tax matters.
A valuation allowance for deferred tax assets is recorded and charged to earnings in the period if it is determined that it is more likely than not that the deferred tax asset will not be realized. If the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the related valuation allowance is reversed, resulting in a positive adjustment to earnings in the period such determination is made. The need for a valuation allowance is determined on a jurisdiction-by-jurisdiction basis.
Leases: The Company recognizes a liability for future lease payments and an ROU asset, representing its right to use the underlying asset for the lease term, in the Consolidated Balance Sheets.
The Company's operating lease portfolio primarily includes corporate offices and call centers. Its leases have remaining lease terms from one to 12 years, some of which include options to extend the leases, the longest of which is for up to 10 years; while others include options to terminate the leases in accordance with specified notice periods. Exercises of lease renewal options are typically at the Company's sole discretion, with renewal periods included in ROU assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options and/or not exercising the termination options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately, and the Company elected not to apply the lease recognition requirements to short-term leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
Share-based compensation: Compensation expense associated with share equity awards is recognized in the income statement. The Company determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. The Company has certain share awards that include market conditions that affect vesting. The fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. The Company estimates a forfeiture rate for most equity share grants based on historical experience. Time-based equity share awards generally vest between one and three years from the grant date and are expensed on a straight-line basis over the vesting period. Equity share awards that contain a performance metric are expensed over the requisite service period, generally three years, in accordance with the performance level achieved at each reporting period. See Note 11 for additional information.
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
Derivatives: The Company periodically enters into derivative financial instruments, typically interest rate swap agreements and foreign currency contracts, to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed, nor does it enter into or hold derivatives for trading or speculative purposes. The Company periodically reviews the creditworthiness of the counterparty to assess the counterparty's ability to honor its obligations. Counterparty default would expose the Company to fluctuations in interest and currency rates.
All of the Company's outstanding derivative financial instruments are recognized in the Consolidated Balance Sheets at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. Under the cash flow hedge accounting model, changes in the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of Accumulated other comprehensive loss. Amounts in Accumulated other comprehensive loss are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable, with those gains and losses recorded in the same financial statement line-item as the hedged item/forecasted transaction. Changes in the fair values of derivative financial instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported in earnings. Cash flows from the settlement of derivatives, including both those designated in hedge accounting relationships

PRA Group, Inc.
Notes to Consolidated Financial Statements
and economic hedges, are reflected in the Consolidated Statements of Cash Flows in the same categories as the cash flows of the hedged item.
For derivative financial instruments accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the manner in which effectiveness of the hedge will be assessed. The Company assesses, both at inception and at each reporting period thereafter, whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value or cash flows of the related underlying exposures.
The Company discontinues the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. See Note 8 for additional information.
Use of estimates: The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates have been made by management with respect to the:
•timing and amount of future cash collections of the Company's finance receivables portfolios;
•determination of fair value of a reporting unit as part of testing goodwill for impairment; and
•interpretation of the tax laws required to calculate the Company's income tax-related balances.
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
Recent accounting pronouncements:
Recently issued accounting pronouncements adopted:
The Company has determined that no recently issued and adopted accounting pronouncements have had, or are expected to have, a material effect on the Company's Consolidated Financial Statements.
Recently issued accounting pronouncements not yet adopted:
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which, among other updates, requires enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on its Consolidated Financial Statements and the related disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of ASU 2023-07 on its Consolidated Financial Statements and the related disclosures.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The Company has determined that no other recently issued but not yet adopted accounting pronouncements are expected to have a material effect on the Company's Consolidated Financial Statements.
2. Finance Receivables, net:
Finance receivables, net consisted of the following as of December 31, 2023 and 2022 (amounts in thousands):

	2023	2022
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,656,598	3,295,008
Balance at end of year	$3,656,598	$3,295,008
Changes in the negative allowance for expected recoveries by portfolio segment for the years ended December 31, 2023 and 2022 were as follows (amounts in thousands):

	2023
	Core	Insolvency	Total
Balance at beginning of year	$2,936,207	$358,801	$3,295,008
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	1,017,609	136,474	1,154,083
Foreign currency translation adjustment	86,047	9,351	95,398
Recoveries applied to negative allowance (2)	(758,547)	(158,478)	(917,025)
Changes in expected recoveries (3)	13,898	15,236	29,134
Balance at end of year	$3,295,214	$361,384	$3,656,598

	2022
	Core	Insolvency	Total
Balance at beginning of year	$2,989,932	$438,353	$3,428,285
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	771,977	78,019	849,996
Foreign currency translation adjustment	(156,795)	(20,536)	(177,331)
Recoveries applied to negative allowance (2)	(795,489)	(179,357)	(974,846)
Changes in expected recoveries (3)	126,582	42,322	168,904
Balance at end of year	$2,936,207	$358,801	$3,295,008
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the years ended December 31, 2023 and 2022 were as follows (amounts in thousands):

	2023
	Core	Insolvency	Total
Face value	$7,637,744	$747,192	$8,384,936
Noncredit discount	(843,375)	(51,259)	(894,634)
Allowance for credit losses at acquisition	(5,776,760)	(559,459)	(6,336,219)
Purchase price	$1,017,609	$136,474	$1,154,083

PRA Group, Inc.
Notes to Consolidated Financial Statements

	2022
	Core	Insolvency	Total
Face value	$5,174,974	$455,644	$5,630,618
Noncredit discount	(541,686)	(28,279)	(569,965)
Allowance for credit losses at acquisition	(3,861,311)	(349,346)	(4,210,657)
Purchase price	$771,977	$78,019	$849,996
The initial negative allowance recorded on portfolio acquisitions for the years ended December 31, 2023 and 2022 were as follows (amounts in thousands):

	2023
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(5,776,760)	$(559,459)	$(6,336,219)
Writeoffs, net	5,776,760	559,459	6,336,219
Expected recoveries	1,017,609	136,474	1,154,083
Initial negative allowance for expected recoveries	$1,017,609	$136,474	$1,154,083

	2022
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(3,861,311)	$(349,346)	$(4,210,657)
Writeoffs, net	3,861,311	349,346	4,210,657
Expected recoveries	771,977	78,019	849,996
Initial negative allowance for expected recoveries	$771,977	$78,019	$849,996
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the years ended December 31, 2023 and 2022 were as follows (amounts in thousands):

	2023
	Core	Insolvency	Total
Recoveries (a)	$1,474,009	$200,144	$1,674,153
Less - amounts reclassified to portfolio income	715,462	41,666	757,128
Recoveries applied to negative allowance	$758,547	$158,478	$917,025

	2022
	Core	Insolvency	Total
Recoveries (a)	$1,521,504	$225,657	$1,747,161
Less - amounts reclassified to portfolio income	726,015	46,300	772,315
Recoveries applied to negative allowance	$795,489	$179,357	$974,846
(a) Recoveries includes cash collections, buybacks and other cash-based adjustments.

PRA Group, Inc.
Notes to Consolidated Financial Statements
(3) Changes in expected recoveries
Changes in expected recoveries for the years ended December 31, 2023 and 2022 were as follows (amounts in thousands):

	2023
	Core	Insolvency	Total
Changes in expected future recoveries	$(34,394)	$(1,604)	$(35,998)
Recoveries received in excess of forecast	48,292	16,840	65,132
Changes in expected recoveries	$13,898	$15,236	$29,134

	2022
	Core	Insolvency	Total
Changes in expected future recoveries	$48,806	$13,405	$62,211
Recoveries received in excess of forecast	77,776	28,917	106,693
Changes in expected recoveries	$126,582	$42,322	$168,904
In order to estimate future cash collections, the Company considers historical collections performance and its view of current and future economic conditions and consumer habits in the various geographies in which the Company operates. Based on these considerations, the Company’s estimates of ERC incorporate changes in both the amounts and the timing of expected cash collections over the forecast period.
Changes in expected recoveries for the year ended December 31, 2023 were a net positive $29.1 million. This was comprised of $65.1 million in recoveries received in excess of forecast (cash collections overperformance), due in large part to collections performance in Europe, and a $36.0 million negative adjustment to changes in expected future recoveries, primarily due to adjustments made in certain U.S. pools.
For the year ended December 31, 2022, changes in expected recoveries were a net positive $168.9 million. The changes were the net result of $106.7 million in recoveries received in excess of forecast, reflecting cash collections overperformance during the year, and a $62.2 million net positive adjustment to changes in expected future recoveries. The changes in expected future recoveries reflect the Company's assessment of certain pools, where continued strong performance resulted in a net increase to the Company's ERC.

3. Investments:
Investments consisted of the following as of December 31, 2023 and 2022 (amounts in thousands):

	2023	2022
Debt securities
Available-for-sale	$59,470	$66,813
Equity securities
Private equity funds	2,451	4,373
Equity method investment	10,483	8,762
Total investments	$72,404	$79,948
Debt Securities
Available-for-Sale
Government securities: The Company's investments in government instruments, consisting of Swedish treasury securities as of December 31, 2023 (Norwegian bonds and Swedish treasury securities as of December 31, 2022), are classified as available-for-sale and stated at fair value. The December 31, 2023 balance of $59.5 million matures within one year.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The amortized cost and fair value of investments in debt securities as of December 31, 2023 and 2022, were as follows (amounts in thousands):

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$59,404	$66	$—	$59,470

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$67,049	$1	$(237)	$66,813
Equity Securities
Private equity funds: Investments in private equity funds represent limited partnerships in which the Company has less than a 1% interest.
Equity Method Investment
The Company has an 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil. This investment is accounted for using the equity method because the Company exercises significant influence over RCB’s operating and financial activities. Accordingly, the Company’s investment in RCB is adjusted for the Company’s proportionate share of RCB’s earnings or losses, capital contributions made and distributions received.
4. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist. The Company performed its annual review of goodwill as of October 1, 2023, and concluded that goodwill was not impaired. Changes in goodwill for the years ended December 31, 2023 and 2022, were as follows (amounts in thousands):

	2023	2022
Balance at beginning of year	$435,921	$480,263
Change in foreign currency translation adjustment	(4,357)	(44,342)
Balance at end of year	$431,564	$435,921
5. Leases:
The components of lease expense for the years ended December 31, 2023 and 2022, were as follows (amounts in thousands):

	2023	2022
Operating lease expense	$10,632	$11,981
Short-term lease expense	2,007	2,374
Sublease income	(317)	(486)
Total lease expense	$12,322	$13,869

PRA Group, Inc.
Notes to Consolidated Financial Statements
Supplemental cash flow information and non-cash activity related to leases for the years ended December 31, 2023 and 2022, were as follows (amounts in thousands):

	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$11,514	$11,852

ROU assets obtained in exchange for operating lease obligations (1)	$1,060	$8,882
(1) Includes the impact of new leases as well as remeasurements and modifications of existing leases.
Lease term and discount rate information related to operating leases were as follows:

	2023	2022
Weighted-average remaining lease term (years)	7.4	8.0

Weighted-average discount rate	4.7%	4.5%
Maturities of lease liabilities as of December 31, 2023, were as follows for the years ending December 31, (amounts in thousands):

Operating Leases
2024	$10,015
2025	9,791
2026	8,658
2027	5,789
2028	5,661
Thereafter	19,928
Total lease payments	59,842
Less: imputed interest	(9,542)
Total present value of lease liabilities	$50,300
6. Property and Equipment, net:
Property and equipment, net consisted of the following as of December 31, 2023 and 2022 (amounts in thousands):

	2023	2022
Software	$70,924	$71,775
Computer equipment	21,771	24,685
Furniture and fixtures	16,814	17,751
Equipment	12,649	15,819
Leasehold improvements	18,711	22,486
Building and improvements	19,637	19,931
Land	1,407	1,407
Accumulated depreciation and impairment	(126,452)	(123,141)
Assets in process	989	932
Property and equipment, net	$36,450	$51,645
Depreciation expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021 was $13.1 million, $14.9 million and $15.1 million, respectively. During the year ended December 31, 2023, the Company recorded an impairment charge of $5.2 million related to Building and improvements. See Note 9 for additional information.

PRA Group, Inc.
Notes to Consolidated Financial Statements
7. Borrowings:
The Company's borrowings consisted of the following as of December 31, 2023 and 2022 (amounts in thousands):

	2023	2022
Americas revolving credit (1)	$396,303	$186,867
UK revolving credit	502,847	453,528
Europe revolving credit	538,565	419,856
Term loan	442,500	450,000
Senior Notes	1,046,000	650,000
Convertible Notes	—	345,000
	2,926,215	2,505,251
Less: Debt discount and issuance costs	(11,945)	(10,393)
Total	$2,914,270	$2,494,858
(1) Includes the North American revolving credit facility and an unsecured and uncommitted credit agreement with Banco de Occidente (the "Colombian revolving credit facility"). As of December 31, 2023, no amounts were outstanding under the Colombian revolving credit facility ($0.5 million was outstanding as of December 31, 2022).
The following principal payments are due on the Company's borrowings as of December 31, 2023, for the years ending December 31, (amounts in thousands):

2024	$12,500
2025	308,000
2026	1,319,150
2027	538,565
2028	398,000
Thereafter	350,000
Total	$2,926,215
During the year ended December 31, 2023, the Company repurchased a total of $4.0 million in aggregate principal amount of the Senior Notes (as defined below).
The Company determined that it was in compliance with the covenants of its financing arrangements as of December 31, 2023.
North American Revolving Credit and Term Loan
The Company has a credit agreement with Bank of America, N.A., as administrative agent, Bank of America, National Association, acting through its Canada branch, as the Canadian Administrative Agent, and a syndicate of lenders named therein (the "North American Credit Agreement"). The total credit facility under the North American Credit Agreement includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $442.5 million term loan, (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility. The facility includes an accordion feature for up to $500.0 million in additional commitments (at the option of the lenders) and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce amounts available for borrowing. With the official discontinuation of the London Interbank Offered Rate ("LIBOR") on June 30, 2023, the Company executed an amendment to the North American Credit Agreement to allow for previously outstanding LIBOR borrowings and subsequent borrowings to use the Secured Overnight Financing Rate ("SOFR"). The term and revolving loans accrue interest, at the option of the Company, at either the base rate, Canadian Dollar Offered Rate or SOFR for the applicable term. SOFR borrowings carry an additional 0.10% credit adjustment spread, while all borrowings incur an additional facility margin of 2.25%, or 2.00% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0. The revolving loans within the credit facilities are subject to a 0% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0, payable quarterly in arrears. The North American Credit Agreement matures on July 30, 2026. As of December 31, 2023, total availability under the North American Credit Agreement was $678.7 million, which was comprised of $107.6 million based on current ERC, and $571.1 million additional availability subject to debt covenants, including advance rates.

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The outstanding balances and weighted average interest rates by type of borrowing under the credit facility as of December 31, 2023 and 2022, were as follows (dollar amounts in thousands):

	2023		2022
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$442,500	7.67%	$450,000	6.38%
Revolving credit facilities	396,303	7.67	186,365	6.33
United Kingdom ("UK") Revolving Credit Facility
PRA Group Europe Holding I S.a r.l ("PRA Group Europe"), a wholly owned subsidiary of the Company, along with PRA Group UK Limited ("PRA UK") and the Company, as guarantors, are parties to a credit agreement (the "UK Credit Agreement") with the lenders party thereto and MUFG Bank, Ltd., London Branch, as the administrative agent (the "Administrative Agent").
The UK Credit Agreement consists of an $800.0 million revolving credit facility (subject to a borrowing base), and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions. Borrowings, which are available in U.S. dollars, euro and pounds sterling, accrue interest for the applicable term at SOFR, Sterling Overnight Index Average ("SONIA") or, in the case of euro borrowings, the Euro Interbank Offered Rate ("Euribor") plus an applicable margin of 2.75% per annum or, if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0, an applicable margin of 2.50% per annum. SOFR and SONIA borrowings carry an additional 0.10% credit adjustment spread, while Euribor borrowings carry no additional spread. The UK Credit Agreement also has a commitment fee of 0.30% per annum, payable quarterly in arrears. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the commitment fee increases to 0.35% per annum. The UK Credit Agreement matures on July 30, 2026. As of December 31, 2023, total availability under the UK Credit Agreement was $297.2 million, which was comprised of $59.9 million based on current ERC, and $237.3 million additional availability subject to debt covenants, including advance rates.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The outstanding balance and weighted average interest rate by type of borrowing under the UK Credit Agreement as of December 31, 2023 and 2022, respectively, were as follows (dollar amounts in thousands):

	2023		2022
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Revolving credit facility	$502,847	7.80%	$453,528	5.54%
European Revolving Credit Facility
The Company's wholly-owned subsidiary, PRA Group Europe Holding S.a r.l. ("PRA Group Europe Holding"), and its Swiss Branch, PRA Group Europe Holding S.a r.l. ("PRA Group Holding"), Luxembourg, Zug Branch (together, the "Borrowers"), along with certain of its affiliates and the Company, as guarantors, are parties to a credit agreement (the "European Credit Agreement") with the lenders party thereto and DNB Bank ASA as facility agent and security agent (the "Agent").
The European Credit Agreement provides revolving borrowings for an aggregate amount of approximately €730.0 million (subject to the borrowing base) and an uncommitted accordion feature for up to €500.0 million, subject to certain conditions. Borrowings, which are available in euro, Norwegian krone, Danish krone, Swedish krona and Polish zloty, accrue interest at the Interbank Offered Rate plus 2.80% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the European Credit Agreement), bear an unused line fee, currently 1.120% per annum, or 35% of the margin, are subject to a 0% floor, are payable monthly in arrears and mature November 23, 2027. Additionally, the Company has a separate agreement with the Agent for an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at the daily rates as published by the Agent, bears a facility line fee of 0.125% per quarter, payable quarterly in arrears. The European Credit Agreement matures on November 23, 2027. As of December 31, 2023, total availability under the European Credit Agreement (including the overdraft facility) was $307.1 million, which was comprised of $176.9 million based on current ERC, and $130.2 million additional availability subject to debt covenants, including advance rates.
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
•the Borrowers' ERC Ratio cannot exceed 45%;
•the Company's consolidated total leverage ratio cannot exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio cannot exceed 2.25 to 1.0 as of the end of any fiscal quarter;
•the Company must maintain positive consolidated income from operations at the end of any fiscal quarter (other than for the quarter ended March 31, 2023);
•interest bearing deposits in AK Nordic AB cannot exceed SEK1.2 billion; and
•the Borrowers' cash collections must meet certain thresholds, measured on a quarterly basis.
The outstanding balances and weighted average interest rates by type of borrowing under the European Credit Agreement and the prior facility credit agreement as of December 31, 2023 and 2022, respectively, were as follows (dollar amounts in thousands):

	2023		2022
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Revolving credit facilities	$538,565	8.05%	$419,856	5.94%
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
Senior Notes due 2028
On February 6, 2023, the Company completed the private offering of $400.0 million in aggregate principal amount of its 8.375% Senior Notes due 2028 ("2028 Notes"). The 2028 Notes were issued pursuant to an Indenture dated February 6, 2023 (the "2023 Indenture"), between the Company and Regions Bank, as trustee. The 2023 Indenture contains customary terms and covenants, including certain events of default after which the 2028 Notes may be due and payable immediately. The 2028 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American Credit Agreement, subject to certain exceptions. Interest on the 2028 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year. Substantially all of the net proceeds received from the 2028 Notes were used to retire the 2023 Notes (as defined below). The Company used the remainder of the net proceeds to repay a portion of its outstanding borrowings under the domestic revolving credit facility under the North America Credit Agreement.
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
During the year ended December 31, 2023, the Company repurchased $2.0 million in aggregate principal amount of the 2028 Notes.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
The 2025 Notes may be redeemed, at the Company's option, in whole or in part, at a price equal to 101.844% of the aggregate principal amount of the 2025 Notes being redeemed. The applicable redemption price changes to 100% if redeemed during the 12 months beginning September 1, 2024.
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
During the year ended December 31, 2023, the Company repurchased $2.0 million in aggregate principal amount of the 2025 Notes.
Convertible Senior Notes due 2023
The Company used substantially all of the net proceeds from the issuance of the 2028 Notes to retire the $345.0 million aggregate principal amount of its 3.50% Convertible Senior Notes at their maturity on June 1, 2023 (the "2023 Notes" or the "Convertible Notes"). Interest expense on the 2023 Notes was recognized using an effective interest rate of 4.00%, and for the years ended December 31, 2023, 2022 and 2021, was as follows (amounts in thousands):

	2023	2022	2021
Interest expense - stated coupon rate	$5,032	$12,075	$12,075
Interest expense - amortization of debt issuance costs	748	1,727	1,660
Total interest expense - Convertible Notes	$5,780	$13,802	$13,735
Interest Expense, net
The Company incurs interest expense on its borrowings, interest-bearing deposits, and interest rate derivatives. The Company earns interest income on certain of its cash and cash equivalents, restricted cash and its interest rate derivatives. Interest expense, net was as follows for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	2023	2022	2021
Interest expense	$194,667	$132,905	$125,231
Interest income	(12,943)	(2,228)	(1,088)
Interest expense, net	$181,724	$130,677	$124,143
8. Derivatives:
The following table summarizes the fair value of derivative financial instruments as of December 31, 2023 and 2022 (amounts in thousands):

	2023		2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$21,770	Other assets	$37,305
Interest rate contracts	Other liabilities	11,627	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	1,007	Other assets	487
Foreign currency contracts	Other liabilities	8,776	Other liabilities	19,120
Derivatives Designated as Hedging Instruments:
Changes in the fair value of derivative contracts designated as cash flow hedging instruments are recognized in OCI. As of December 31, 2023 and 2022, the notional amount of interest rate contracts designated as cash flow hedging instruments was $872.3 million and $719.7 million, respectively. Derivatives designated as cash flow hedging instruments were evaluated and remained highly effective as of December 31, 2023, and have remaining terms from one month to five years. The Company estimates that approximately $13.2 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following tables summarize the effects of derivatives designated as cash flow hedging instruments for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	Gain/(loss) recognized in OCI, net of tax
Derivatives designated as cash flow hedging instruments	2023	2022	2021
Interest rate contracts	$468	$32,650	$17,961

	Gain/(loss) reclassified from OCI into income
Location of gain/(loss) reclassified from OCI into income	2023	2022	2021
Interest expense, net	$23,158	$(976)	$(12,722)
As of December 31, 2023, with the discontinuation of LIBOR on June 30, 2023, and transition of the Company's interest rate swaps from LIBOR to SOFR, the Company has discontinued all prior elections under ASU 2021-01, "Reference Rate Reform (Topic 848): Overall"; and ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848".
Derivatives Not Designated as Hedging Instruments:
The Company enters into foreign currency contracts to economically hedge foreign currency re-measurement exposure related to certain balances denominated in currencies other than the functional currency of the Company or its international subsidiaries. Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of December 31, 2023 and 2022, the notional amount of foreign currency contracts was $368.5 million and $460.8 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments in the Company’s Consolidated Income Statements for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

		Gain/(loss) recognized in income
Derivatives not designated as hedging instruments	Location of gain/(loss) recognized in income	2023	2022	2021
Foreign currency contracts	Foreign exchange gain/(loss), net	$(10,330)	$38,808	$12,160
Foreign currency contracts	Interest expense, net	1,603	(364)	406
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
Financial Instruments Not Carried at Fair Value
In accordance with the disclosure requirements of ASC Topic 825, "Financial Instruments" ("ASC 825"), the table below summarizes fair value estimates of the Company's financial instruments that are not carried at fair value. The total of the fair values presented does not represent, and should not be construed to represent, the underlying value of the Company.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The carrying amounts in the table below reflect the amounts recorded in the Company's Consolidated Balance Sheets as of December 31, 2023 and 2022 (amounts in thousands):

	2023		2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$112,528	$112,528	$83,376	$83,376
Finance receivables, net	3,656,598	$3,167,798	3,295,008	3,167,813
Financial liabilities:
Interest-bearing deposits	115,589	115,589	112,992	112,992
Revolving lines of credit	1,437,715	1,437,715	1,060,251	1,060,251
Term loan	442,500	442,500	450,000	450,000
Senior Notes	1,046,000	964,907	650,000	580,433
Convertible notes	—	—	345,000	341,926
Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The carrying amount and estimates of the fair value of the Company's debt obligations do not include any related debt issuance costs associated with the debt obligations. The Company uses the following methods and assumptions to estimate the fair value of financial instruments:
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Carried At Fair Value
Carrying amounts shown in the following tables were measured at fair value on a recurring basis in the Company's Consolidated Balance Sheets as of December 31, 2023 and 2022 (amounts in thousands):

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$59,470	$—	$—	$59,470
Derivative contracts (recorded in Other assets)	—	22,777	—	22,777
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	20,403	—	20,403

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$66,813	$—	$—	$66,813
Derivative contracts (recorded in Other assets)	—	37,792	—	37,792
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	19,120	—	19,120
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
Investments Measured Using Net Asset Value ("NAV")
Private equity funds: This class of investments consists of private equity funds that invest primarily in loans and securities, including single-family residential debt; corporate debt products; and financially-oriented, real-estate-rich and other operating companies in the Americas, Western Europe and Japan. The fair value of these private equity funds, following the application of the NAV practical expedient, was $2.5 million and $4.4 million as of December 31, 2023 and 2022, respectively.
Impairment of Real Estate
During the year ended December 31, 2023, the Company determined that it would cease call center operations at one of its owned regional offices in the U.S. As a result, the Company recorded an impairment charge of $5.2 million on the associated building and improvements. The impairment was determined by comparing the fair value of the building and improvements to carrying value, as required under ASC Topic 360, "Property, Plant, and Equipment". Fair value was based on an appraisal performed by a third-party specialist, which considered Level 2 inputs in the form of prices paid for comparable properties in the same market.
10. Accumulated Other Comprehensive Loss:
Reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2023 and 2022 were as follows (amounts in thousands):

Gains/(losses) on cash flow hedges	2023	2022	Location in the Consolidated Income Statement
Interest rate swaps	$23,158	$(976)	Interest expense, net
Income tax effect of item above (1)	(1,483)	451	Income tax expense/(benefit)
Total gains/(losses) on cash flow hedges	$21,675	$(525)
(1) Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in Accumulated other comprehensive loss by component, after tax, for the years ended December 31, 2023, 2022 and 2021 were as follows (amounts in thousands):

	Debt Securities Available for Sale	Cash Flow Hedges	Currency Translation Adjustment	Accumulated Other Comprehensive Loss [1]
Balance as of December 31, 2020	$127	$(33,349)	$(212,569)	$(245,791)
Other comprehensive gain/(loss) before reclassifications	(348)	17,961	(48,748)	(31,135)
Reclassifications, net	—	10,017	—	10,017
Net current period other comprehensive gain/(loss)	(348)	27,978	(48,748)	(21,118)
Balance as of December 31, 2021	$(221)	$(5,371)	$(261,317)	$(266,909)
Other comprehensive gain/(loss) before reclassifications	(16)	32,650	(114,176)	(81,542)
Reclassifications, net	—	525	—	525
Net current period other comprehensive gain/(loss)	(16)	33,175	(114,176)	(81,017)
Balance as of December 31, 2022	$(237)	$27,804	$(375,493)	$(347,926)
Other comprehensive gain before reclassifications	302	468	38,932	39,702
Reclassifications, net	—	(21,675)	—	(21,675)
Net current period other comprehensive gain/(loss)	302	(21,207)	38,932	18,027
Balance as of December 31, 2023	$65	$6,597	$(336,561)	$(329,899)
(1) Net of deferred taxes for unrealized gains from cash flow hedges of $(2.2) million, $(9.2) million and $(3.1) million for the years ended December 31, 2023, 2022 and 2021, respectively.
11. Share-Based Compensation:
The Company has a stockholder approved Omnibus Incentive Plan (the "Plan") that is intended to assist the Company in attracting and retaining selected individuals to serve as employees and directors who are expected to contribute to the Company's success and achievement of long-term objectives that will benefit the Company's stockholders. The Plan enables the Company to award shares of the Company's common stock to select employees and directors. As of December 31, 2023, there were approximately 3.8 million shares available to be awarded under the Plan.
Total share-based compensation expense was $11.1 million, $13.0 million and $15.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognizes all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. The total tax benefit/(deficiency) realized from share-based compensation was $(1.6) million, $6.0 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Nonvested Shares
As of December 31, 2023, total future compensation expense related to nonvested share grants to individual employee plans and directors (not including nonvested shares granted under the Long-Term Incentive ("LTI") program discussed below), is estimated to be $11.3 million, with a weighted average remaining life of 1.4 years. For most of these grants, the Company assumed a 5.0% forfeiture rate, ratable vesting over one to three years and expense recognition over the vesting period.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table summarizes nonvested share activity, excluding those issued pursuant to the LTI program, from December 31, 2020 through December 31, 2023 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
Balance as of December 31, 2020	555	$34.23
Granted	312	38.14
Vested	(320)	33.80
Forfeited	(37)	36.06
Balance as of December 31, 2021	510	36.76
Granted	351	41.64
Vested	(269)	35.41
Forfeited	(36)	40.85
Balance as of December 31, 2022	556	40.23
Granted	482	32.90
Vested	(278)	40.14
Forfeited	(208)	41.08
Balance as of December 31, 2023	552	$33.55
The total grant date fair value of shares vested during the years ended December 31, 2023, 2022 and 2021, excluding those granted under the LTI program, was $11.2 million, 9.5 million and $10.8 million, respectively.
Long-Term Incentive Program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance-based share awards. All shares granted under the LTI program were granted to key employees of the Company.
The following table summarizes LTI share activity from December 31, 2020 through December 31, 2023 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
Balance as of December 31, 2020	392	$34.30
Granted at target level	148	37.45
Adjustments for actual performance	(10)	39.40
Vested	(99)	39.40
Forfeited	(24)	35.31
Balance as of December 31, 2021	407	34.01
Granted at target level	127	44.90
Adjustments for actual performance	64	28.28
Vested	(222)	28.28
Forfeited	(21)	40.45
Balance as of December 31, 2022	355	40.07
Granted at target level	130	52.55
Adjustments for actual performance	17	39.04
Vested	(153)	39.47
Forfeited	(191)	46.58
Balance as of December 31, 2023	158	$42.94
The total grant date fair value of LTI shares vested during the years ended December 31, 2023, 2022 and 2021, was $6.0 million, $6.3 million and $3.9 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2023, total future compensation expense related to nonvested shares granted under the LTI program, assuming the current estimated performance levels are achieved, is estimated to be $1.7 million. The Company assumed a 5.0% forfeiture rate for these grants, and the remaining shares have a weighted average remaining life of 1 year as of December 31, 2023.
12. Earnings per Share:
The following table provides a reconciliation between the computation of basic EPS and diluted EPS for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands, except per share amounts):

	2023			2022			2021
	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$(83,477)	39,177	$(2.13)	$117,147	39,638	$2.96	$183,158	44,960	$4.07
Dilutive effect of nonvested share awards	—	—	—	—	250	(0.02)	—	370	(0.03)
Diluted EPS	$(83,477)	39,177	$(2.13)	$117,147	39,888	$2.94	$183,158	45,330	$4.04
On February 25, 2022, the Company's Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock. As of December 31, 2023, the Company had $67.7 million remaining for share repurchases under the program, which is subject to restrictive covenants contained in the credit facilities and indentures that govern the Senior Notes. There were no repurchases during 2023.
There were no options outstanding, antidilutive or otherwise, as of December 31, 2023, 2022 and 2021.
13. Income Taxes:
Income tax expense/(benefit) for the years ended December 31, 2023, 2022 and 2021 was comprised of the following (amounts in thousands):

	Federal	State	International	Total
For the year ended December 31, 2023:
Current tax expense	$160	$1,697	$17,953	$19,810
Deferred tax benefit	(25,921)	(7,956)	(2,066)	(35,943)
Total income tax expense/(benefit)	$(25,761)	$(6,259)	$15,887	$(16,133)

For the year ended December 31, 2022:
Current tax expense	$8,797	$385	$26,998	$36,180
Deferred tax expense/(benefit)	(2,848)	(386)	3,841	607
Total income tax expense/(benefit)	$5,949	$(1)	$30,839	$36,787

For the year ended December 31, 2021:
Current tax expense	$30,659	$5,397	$11,958	$48,014
Deferred tax expense/(benefit)	(3,056)	(323)	10,182	6,803
Total income tax expense	$27,603	$5,074	$22,140	$54,817

PRA Group, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the Company's expected tax expense/(benefit) at the U.S. statutory federal tax rate to actual tax expense/(benefit) for the years ended December 31, 2023, 2022 and 2021, was as follows (amounts in thousands):

	2023	2022	2021
Income tax expense/(benefit) at the statutory federal rate	$(17,406)	$32,505	$52,568
State tax expense/(benefit), net of federal tax benefit	(4,886)	(18)	4,303
Tax impact on international earnings, excluding uncertain tax positions	2,058	1,175	(4,449)
Nondeductible legal settlement expenses	3,017	—	—
Nondeductible compensation	117	3,025	2,212
Other	967	100	183
Total income tax expense/(benefit)	$(16,133)	$36,787	$54,817
Effective tax rate	19.5%	23.8%	21.9%
As of December 31, 2023 and 2022, the components of deferred tax assets and liabilities were as follows (amounts in thousands):

	2023	2022
Deferred tax assets:
Employee compensation	$6,044	$5,177
Net operating loss carryforward	159,699	126,549
Interest	11,959	11,042
Lease liability	8,615	10,667
Other	2,561	—
Valuation allowance	(70,245)	(68,929)
Total deferred tax asset	118,633	84,506
Deferred tax liabilities:
Property and equipment	(1,716)	(4,178)
Intangible assets and goodwill	(6,053)	(5,118)
ROU asset	(7,775)	(9,731)
Finance receivable revenue recognition - international	(31,538)	(12,074)
Finance receivable revenue recognition - domestic	(6,197)	(27,181)
Other	(7,711)	(12,234)
Total deferred tax liability	(60,990)	(70,516)
Net deferred tax asset	$57,643	$13,990
As of December 31, 2023 and 2022, the valuation allowance related mainly to net operating losses, capital losses and deferred interest expense in Norway and Luxembourg. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax asset.
As of December 31, 2023, the Company had deferred tax assets related to federal, state and foreign net operating loss carryforwards of $159.7 million, and as of the same date, there were $58.0 million of valuation allowances recorded against those deferred tax assets. The federal net operating loss carryforward has an indefinite carryforward period, while the state and foreign net operating losses generally have a five to 20 year carryforward period and will expire if not utilized.
As of December 31, 2023, the cumulative unremitted earnings of the Company's international subsidiaries were approximately $217.3 million. The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, recording deferred tax liabilities for such unremitted earnings is not required. If international earnings were repatriated or deemed repatriated due to intercompany loans, the Company may need to accrue and pay taxes, although foreign tax credits and exemptions may be available to partially reduce or eliminate income and withholding taxes. Any deemed repatriations from intercompany loans would be expected to have little or no tax impact. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Uncertain Tax Positions
Aggregate changes in the balance of gross unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 were as follows (amounts in thousands):

	2023	2022	2021
Balance as of the beginning of year	$101,703	$114,294	$110,425
Increase (decrease) related to tax positions taken during a prior year (1)	4,001	(12,591)	3,869
Balance as of the end of year	$105,704	$101,703	$114,294
(1) Relates to international transactions and are primarily due to foreign exchange rate fluctuations.
As of December 31, 2023 and 2022, the total amount of after-tax unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $20.5 million and $19.7 million, respectively. As of December 31, 2023 and 2022, the Company had accrued for potential interest and penalties related to unrecognized tax benefits in the amounts of $3.9 million and $3.0 million, respectively.
During the next 12 months, it is possible that international tax reserves will be reduced for audit settlements, however, the Company is unable to predict the outcome of those audits. As of December 31, 2023, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2014 and subsequent years.
14. Commitments and Contingencies:
Forward Flow Agreements:
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from three to 12 months and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of December 31, 2023, the minimum purchase obligation under these forward flow agreements was not significant.
Litigation and Regulatory Matters:
The Company and its subsidiaries are from time to time subject to a variety of legal and regulatory claims, inquiries and proceedings and regulatory matters, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a law in the process of collecting on an account. From time to time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests or demands for information from regulators or governmental authorities who are investigating the Company's debt collection activities.
The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company's best estimate of such losses for those cases for which such estimates can be made. The Company's estimate involves significant judgment, given the varying stages of the proceedings (including the fact that many of them are currently in preliminary stages), the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims), and the related uncertainty of the potential outcomes of these proceedings. In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claim, the Company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter's current status and the damages sought or demands made. Accordingly, the Company's estimate will change from time to time, and actual losses could exceed the current estimate.
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at December 31, 2023, where the range of loss can be estimated, was not material.

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
Consumer Financial Protection Bureau ("CFPB") Investigation
Portfolio Recovery Associates, LLC ("LLC"), the Company's wholly owned subsidiary, entered into a consent order with the CFPB effective September 9, 2015, settling a previously disclosed investigation of certain debt collection practices of LLC (the "2015 Consent Order"). On March 23, 2023, the CFPB filed a lawsuit against LLC alleging, among other things, that LLC had violated the 2015 Consent Order, along with certain federal consumer financial laws. On the same date, the CFPB and LLC entered into a stipulated final judgment and order to resolve the lawsuit. As part of the settlement, LLC agreed to pay a civil monetary penalty of $12.0 million. Additionally, LLC agreed to make a minimum of $12.2 million in redress payments to impacted customers, with such amount transferred into a qualified settlement fund in 2023. As of December 31, 2023, the Company has accrued for the estimated remaining amount payable of $1.9 million.
Multi-State Investigation
On November 17, 2015, the Company received civil investigative demands from multiple state Attorneys General offices ("AGOs") broadly relating to its U.S. debt collection practices. The Company believes that it has fully cooperated with the investigations and discussed resolution of the investigations with the AGOs. In these discussions, the AGOs have taken positions with which the Company disagrees, including positions related to penalties, restitution and/or the adoption of new practices and controls in the conduct of the Company's business. The Company and the AGOs are in continued negotiations to resolve the matter, and the Company has accrued for the estimated loss on this matter.
Although the Company has settled certain claims with one of the states, it is possible that one or more of the remaining individual state AGOs may file claims against the Company if the Company is unable to resolve its differences with them.
Iris Pounds v. Portfolio Recovery Associates, LLC
The plaintiff filed a putative class action on November 21, 2016, against the Company alleging violations of certain North Carolina statutes pertaining to debt collection practices. The Company executed a settlement agreement for this matter, which was pre-approved by the North Carolina General Court of Justice on January 12, 2024, and the Company has accrued for the estimated loss on this matter.
Telephone Consumer Protection Act ("TCPA") Litigation
On January 25, 2017, the Company resolved the matter of In Re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, which consisted of a number of class actions and single plaintiff claims consolidated by order of the Panel for Multi-District Litigation ("MDL"). While the settlement disposed of a large number of claims, several hundred class members opted out ("Opt-Out Plaintiffs") of that settlement. Many of these Opt-Out Plaintiffs had been consolidated before the MDL appointed court, which was the U.S. District Court for the Southern District of California. The Company's motion for Summary Judgement was granted on July 5, 2023. The MDL was closed on November 29, 2023, and the individual cases were remanded to their originating jurisdictions for dismissal of the TCPA claims and adjudication or resolution of any non-TCPA claims.
15. Retirement Plans:
The Company sponsors defined contribution plans, primarily in the U.S. and Europe. The U.S. plan is organized as a 401(k) plan under which all employees over 18 years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, after completing six months of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee's salary. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to the Company's contributions was $7.2 million, $7.2 million and $6.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment under this framework, management has determined that our internal control over financial reporting was effective as of December 31, 2023. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included herein.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PRA Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited PRA Group Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PRA Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the two years ended December 31, 2023, and the related notes, and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Richmond, Virginia
February 28, 2024

Item 9B. Other Information.
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the three months ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the sections labeled "Executive Officers," "Security Ownership," "Corporate Governance – Board Committees," "Proposal 1: Election of Directors" and "Corporate Governance – Code of Conduct," in our definitive Proxy Statement for use in connection with the Company's 2024 Annual Meeting of Stockholders (the "Proxy Statement").
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
Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" and "Compensation Tables and Information – Securities Authorized for Issuance Under Equity Compensation Plan" in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to the sections labeled "Corporate Governance –Policy for Approval of Related Party Transactions" and "Corporate Governance – Director Independence" in the Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm for the year ended December 31, 2023 is Ernst & Young LLP, Richmond, VA, Auditor Firm ID: 42. Our previous independent registered public accounting firm for years prior to the year ended December 31, 2022 was KPMG LLP, Norfolk, VA Auditor Firm ID: 185.
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

4.5
Indenture dated as of February 6, 2023 among PRA Group, Inc., the domestic subsidiaries of PRA Group, Inc. party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed February 6, 2023 (File No. 000-50058)).

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
10.9*
Employment Agreement dated December 1, 2023 between PRA Group, Inc. and Vikram A. Atal (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 7, 2023 (File No. 000-50058)).

10.10*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 8, 2023 (File No. 000-50058)).
10.11*
Separation and Transition Services Agreement dated as of May 31, 2023 between PRA Group, Inc. and Christopher B. Graves (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed August 7, 2023 (File No. 000-50058)).

10.12*
Separation and Transition Services Agreement dated as of July 31, 2023 between PRA Group, Inc. and Laura B. White (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed November 6, 2023 (File No. 000-50058)).

10.13
Sixth Amendment to the Credit Agreement dated November 22, 2022 by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed February 28, 2023 (File No. 000-50058)).

10.14
Seventh Amendment to the Credit Agreement dated April 24, 2023 by and among PRA Group, Inc and PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed August 7, 2023 (File No. 000-50058)).

10.15
LIBOR Transition Amendment to the Credit Agreement dated April 24, 2023 by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Bank of America , N.A., acting through its Canada Branch, as Canadian Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed August 7, 2023 (File No. 000-50058)).

10.16
UK Revolving Credit Agreement dated April 1, 2022 by and among PRA Group Europe Holding I S.à.r.l., PRA Group (UK) Limited and PRA Group, Inc., as Guarantors, the Lenders party thereto, MUFG Bank, LTD., acting through its London Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 9, 2022 (File No. 000-50058)).

10.17
European Credit Agreement dated November 23, 2022 by and among PRA Group Europe Holdings S.à.r.l., a and its Swiss Bank, PRA Group Europe Holding S.à.r.l., Luxembourg, Zug Branch and DNB Bank ASA (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed February 28, 2023 (File No. 000-50058)).

21.1	Subsidiaries of PRA Group, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
23.2	Consent of KPMG LLP (filed herewith)
24.1	Powers of Attorney (included on signature page) (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
97	PRA Group Inc. Executive Compensation Recovery (Clawback) Policy (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

February 28, 2024	By:	/s/ Vikram A. Atal
Vikram A. Atal
President and Chief Executive Officer
(Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints each of Vikram A. Atal and Rakesh Sehgal, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place and stead, in any and all capacities to execute and sign any and all amendments or post-effective amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2024	By:	/s/ Vikram A. Atal
Vikram A. Atal
President, Chief Executive Officer and Director
(Principal Executive Officer)

February 28, 2024	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

February 28, 2024	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Director

February 28, 2024	By:	/s/ Danielle M. Brown
Danielle M. Brown
Director

February 28, 2024	By:	/s/ Marjorie M. Connelly
Marjorie M. Connelly
Director

February 28, 2024	By:	/s/ John H. Fain
John H. Fain
Director

February 28, 2024	By:	/s/ James A. Nussle
James A. Nussle
Director

February 28, 2024	By:	/s/ Geir Olsen
Geir Olsen
Director

February 28, 2024	By:	/s/ Brett L. Paschke
Brett L. Paschke
Director

February 28, 2024	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

February 28, 2024	By:	/s/ Peggy P. Turner
Peggy P. Turner
Director

February 28, 2024	By:	/s/ Lance L. Weaver
Lance L. Weaver
Director