Form 10-Q
period 2024-03-31
PRA GROUP INC
filed 2024-05-08
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of May 2, 2024 was 39,352,006.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
March 31, 2024 and December 31, 2023
(Amounts in thousands)

	(unaudited)
	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$108,100	$112,528
Investments	58,879	72,404
Finance receivables, net	3,650,195	3,656,598
Income taxes receivable	32,067	27,713
Deferred tax assets, net	78,883	74,694
Right-of-use assets	44,187	45,877
Property and equipment, net	34,054	36,450
Goodwill	411,846	431,564
Other assets	63,971	67,526
Total assets	$4,482,182	$4,525,354
Liabilities and Equity
Liabilities:
Accounts payable	$10,814	$6,325
Accrued expenses	98,902	131,893
Income taxes payable	23,541	17,912
Deferred tax liabilities, net	16,888	17,051
Lease liabilities	48,557	50,300
Interest-bearing deposits	113,259	115,589
Borrowings	2,953,048	2,914,270
Other liabilities	20,855	32,638
Total liabilities	3,285,864	3,285,978
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 39,345 shares issued and outstanding as of March 31, 2024; 100,000 shares authorized, 39,247 shares issued and outstanding as of December 31, 2023	393	392
Additional paid-in capital	8,928	7,071
Retained earnings	1,493,023	1,489,548
Accumulated other comprehensive loss	(373,018)	(329,899)
Total stockholders' equity - PRA Group, Inc.	1,129,326	1,167,112
Noncontrolling interests	66,992	72,264
Total equity	1,196,318	1,239,376
Total liabilities and equity	$4,482,182	$4,525,354
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three Months Ended March 31, 2024 and 2023
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Portfolio income	$202,056	$188,242
Changes in expected recoveries	51,674	(36,912)
Total portfolio revenue	253,730	151,330
Other revenue	1,856	4,140
Total revenues	255,586	155,470

Operating expenses:
Compensation and employee services	73,597	82,403
Legal collection fees	12,112	8,838
Legal collection costs	26,691	23,945
Agency fees	19,723	17,378
Outside fees and services	25,050	24,944
Communication	12,578	10,527
Rent and occupancy	4,144	4,448
Depreciation and amortization	2,720	3,589
Other operating expenses	12,575	13,042
Total operating expenses	189,190	189,114
Income/(loss) from operations	66,396	(33,644)
Other income and (expense):
Interest expense, net	(52,278)	(38,283)
Foreign exchange gain/(loss), net	227	(9)
Other	(206)	(650)
Income/(loss) before income taxes	14,139	(72,586)
Income tax expense/(benefit)	2,386	(18,683)
Net income/(loss)	11,753	(53,903)
Adjustment for net income attributable to noncontrolling interests	8,278	4,726
Net income/(loss) attributable to PRA Group, Inc.	$3,475	$(58,629)

Net income/(loss) per common share attributable to PRA Group, Inc.:
Basic	$0.09	$(1.50)
Diluted	$0.09	$(1.50)
Weighted average number of shares outstanding:
Basic	39,274	39,033
Diluted	39,448	39,033
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2024 and 2023
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income/(loss)	$11,753	$(53,903)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(48,191)	(1,550)
Cash flow hedges	2,808	(4,831)
Debt securities available-for-sale	46	128
Other comprehensive loss	(45,337)	(6,253)
Total comprehensive loss	(33,584)	(60,156)
Less comprehensive income attributable to noncontrolling interests	6,059	7,276
Comprehensive loss attributable to PRA Group, Inc.	$(39,643)	$(67,432)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2024 and 2023
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance as of December 31, 2023	39,247	$392	$7,071	$1,489,548	$(329,899)	$72,264	$1,239,376
Components of comprehensive income, net of tax:
Net income	—	—	—	3,475	—	8,278	11,753
Foreign currency translation adjustments	—	—	—	—	(45,973)	(2,218)	(48,191)
Cash flow hedges	—	—	—	—	2,808	—	2,808
Debt securities available-for-sale	—	—	—	—	46	—	46
Distributions to noncontrolling interest	—	—	—	—	—	(11,332)	(11,332)
Vesting of restricted stock	98	1	(1)	—	—	—	—
Share-based compensation expense	—		3,327	—	—	—	3,327
Employee stock relinquished for payment of taxes	—	—	(1,469)	—	—	—	(1,469)
Balance as of March 31, 2024	39,345	$393	$8,928	$1,493,023	$(373,018)	$66,992	$1,196,318

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance as of December 31, 2022	38,980	$390	$2,172	$1,573,025	$(347,926)	$59,089	$1,286,750
Components of comprehensive income, net of tax:
Net loss	—	—	—	(58,629)	—	4,726	(53,903)
Foreign currency translation adjustments	—	—	—	—	(4,101)	2,551	(1,550)
Cash flow hedges	—	—	—	—	(4,831)	—	(4,831)
Debt securities available-for-sale	—	—	—	—	128	—	128
Vesting of restricted stock	190	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,799	—	—	—	3,799
Employee stock relinquished for payment of taxes	—	—	(5,684)	—	—	—	(5,684)
Balance as of March 31, 2023	39,170	$392	$285	$1,514,396	$(356,730)	$66,366	$1,224,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income/(loss)	$11,753	$(53,903)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation expense	3,327	3,799
Depreciation and amortization	2,720	3,589
Amortization of debt discount and issuance costs	2,200	2,441
Changes in expected recoveries	(51,674)	36,912
Deferred income taxes	(6,487)	(12,400)
Net unrealized foreign currency transaction gain	(9,689)	(15,020)
Fair value in earnings for equity securities	206	(3)
Other	200	(59)
Changes in operating assets and liabilities:
Other assets	1,216	(5,197)
Accrued expenses, accounts payable and other liabilities	(26,806)	9,176
Income taxes payable, net	66	(16,717)
Right-of-use asset/lease liability	(31)	(139)
Net cash used in operating activities	(72,999)	(47,521)
Cash flows from investing activities:
Purchases of property and equipment, net	(495)	(405)
Purchases of nonperforming loan portfolios	(245,817)	(219,030)
Recoveries applied to negative allowance	251,660	225,709
Purchases of investments	(48,247)	(60,057)
Proceeds from sales and maturities of investments	58,110	62,762
Net cash provided by investing activities	15,211	8,979
Cash flows from financing activities:
Proceeds from lines of credit	153,171	243,431
Principal payments on lines of credit	(86,435)	(199,377)
Proceeds from issuance of Senior Notes due 2028	—	400,000
Principal payments on long-term debt	(5,000)	(2,500)
Payments of origination cost and fees	(117)	(5,114)
Tax withholdings related to share-based payments	(1,469)	(5,683)
Distributions to noncontrolling interests	(11,332)	—
Net increase/(decrease) in interest-bearing deposits	4,004	(4,951)
Net cash provided by financing activities	52,822	425,806
Effect of exchange rates on cash	861	3,656
Net increase/(decrease) in cash, cash equivalents and restricted cash	(4,105)	390,920
Cash, cash equivalents and restricted cash, beginning of period	113,692	84,759
Cash, cash equivalents and restricted cash, end of period	$109,587	$475,679
Supplemental disclosure of cash flow information:
Cash paid for interest	$76,677	$25,081
Cash paid for income taxes	8,616	10,555
Reconciliation to Balance Sheet accounts:
Cash and cash equivalents	$108,100	$116,471
Restricted cash included in Other assets	1,487	359,208
Cash, cash equivalents and restricted cash	$109,587	$475,679

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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q, and therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of March 31, 2024, and the Consolidated Income Statements, Statements of Comprehensive Income, Statements of Changes in Equity and Statements of Cash Flows for the three months ended March 31, 2024 and 2023, have been included. The Consolidated Financial Statements include the accounts of PRA Group and other entities in which the Company has a controlling interest. All significant intercompany accounts and transactions have been eliminated.
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). For further discussion of the Company's significant accounting policies, refer to Note 1 to the Consolidated Financial Statements in the 2023 Form 10-K. There were no material changes to these policies during the three months ended March 31, 2024.
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could differ from those estimates and assumptions, and the Company's Consolidated Income Statements for the three months ended March 31, 2024 may not be indicative of future results.
Reclassification of prior year presentation: Certain prior period amounts have been reclassified for consistency with the current period presentation. In the Consolidated Statements of Cash Flows, changes in Accrued expenses, Accounts payable and Other liabilities are now presented as a single line-item within Changes in operating assets and liabilities.
2. Finance Receivables, net:
Finance receivables, net consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,650,195	3,656,598
Balance at end of period	$3,650,195	$3,656,598

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in the negative allowance for expected recoveries by portfolio segment for the three months ended March 31, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended March 31, 2024
	Core	Insolvency	Total
Balance at beginning of period	$3,295,214	$361,384	$3,656,598
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	218,657	27,160	245,817
Foreign currency translation adjustment	(50,127)	(2,107)	(52,234)
Recoveries applied to negative allowance (2)	(215,216)	(36,444)	(251,660)
Changes in expected recoveries (3)	49,564	2,110	51,674
Balance at end of period	$3,298,092	$352,103	$3,650,195

	Three Months Ended March 31, 2023
	Core	Insolvency	Total
Balance at beginning of period	$2,936,207	$358,801	$3,295,008
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	207,322	22,903	230,225
Foreign currency translation adjustment	19,835	4,050	23,885
Recoveries applied to negative allowance (2)	(186,386)	(39,323)	(225,709)
Changes in expected recoveries (3)	(41,128)	4,216	(36,912)
Balance at end of period	$2,935,850	$350,647	$3,286,497
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three months ended March 31, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended March 31, 2024
	Core	Insolvency	Total
Face value	$1,708,631	$114,216	$1,822,847
Noncredit discount	(231,385)	(13,442)	(244,827)
Allowance for credit losses at acquisition	(1,258,589)	(73,614)	(1,332,203)
Purchase price	$218,657	$27,160	$245,817

	Three Months Ended March 31, 2023
	Core	Insolvency	Total
Face value	$1,507,965	$104,809	$1,612,774
Noncredit discount	(150,511)	(8,042)	(158,553)
Allowance for credit losses at acquisition	(1,150,132)	(73,864)	(1,223,996)
Purchase price	$207,322	$22,903	$230,225
The initial negative allowance recorded on portfolio acquisitions for the three months ended March 31, 2024 and 2023 was as follows (amounts in thousands):

	Three Months Ended March 31, 2024
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,258,589)	$(73,614)	$(1,332,203)
Writeoffs, net	1,258,589	73,614	1,332,203
Expected recoveries	218,657	27,160	245,817
Initial negative allowance for expected recoveries	$218,657	$27,160	$245,817

PRA Group, Inc.
Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2023
	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,150,132)	$(73,864)	$(1,223,996)
Writeoffs, net	1,150,132	73,864	1,223,996
Expected recoveries	207,322	22,903	230,225
Initial negative allowance for expected recoveries	$207,322	$22,903	$230,225
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the three months ended March 31, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended March 31, 2024
	Core	Insolvency	Total
Recoveries (a)	$406,313	$47,403	$453,716
Less - amounts reclassified to portfolio income	191,097	10,959	202,056
Recoveries applied to negative allowance	$215,216	$36,444	$251,660

	Three Months Ended March 31, 2023
	Core	Insolvency	Total
Recoveries (a)	$364,236	$49,715	$413,951
Less - amounts reclassified to portfolio income	177,850	10,392	188,242
Recoveries applied to negative allowance	$186,386	$39,323	$225,709
(a) Recoveries include cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
Changes in expected recoveries for the three months ended March 31, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended March 31, 2024
	Core	Insolvency	Total
Changes in expected future recoveries	$15,646	$190	$15,836
Recoveries received in excess of forecast	33,919	1,919	35,838
Changes in expected recoveries	$49,565	$2,109	$51,674

	Three Months Ended March 31, 2023
	Core	Insolvency	Total
Changes in expected future recoveries	$(41,414)	$664	$(40,750)
Recoveries received in excess of forecast	286	3,552	3,838
Changes in expected recoveries	$(41,128)	$4,216	$(36,912)
In order to estimate future cash collections, the Company considers factors such as historical collections performance and its view of economic conditions and consumer habits in the various geographies in which the Company operates. Based on these considerations, adjustments to estimated remaining collections ("ERC") may incorporate changes in both the amounts and the timing of expected cash collections over the forecast period.
Changes in expected recoveries for the three months ended March 31, 2024 were $51.7 million. This was primarily due to $35.8 million in recoveries received in excess of forecast (cash collections overperformance), due largely to collections performance in the U.S., driven by the impact of the Company's cash-generating initiatives and supplemented by tax refund seasonality, as well as collections performance in Brazil and Europe. The changes in expected future recoveries of $15.8 million reflect the Company's assessment of certain pools in Europe, Brazil and the U.S., resulting in increases to the expected cash flows.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in expected recoveries for the three months ended March 31, 2023 were a net negative $36.9 million. This included $3.8 million in recoveries received in excess of forecast (cash collections overperformance) and a $40.8 million negative adjustment to changes in expected future recoveries. Overperformance decreased by $19.8 million as a result of reduced cash collections primarily in the U.S. due to a slower tax season. The changes in expected future recoveries reflected the Company's assessment of certain pools resulting in a reduction of expected cash flows as a result of slowing collection performance in the U.S. call centers resulting from weak economic conditions.
3. Investments:
Investments consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Debt securities
Available-for-sale	$47,149	$59,470
Equity securities
Private equity funds	2,243	2,451
Equity method investment	9,487	10,483
Total investments	$58,879	$72,404
Debt Securities
Government securities: As of March 31, 2024, the Company's available-for-sale debt securities consisted of Swedish treasury securities, all of which mature within one year. As of March 31, 2024 and December 31, 2023, the amortized cost and fair value of these investments were as follows (amounts in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$47,037	$112	$—	$47,149

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$59,404	$66	$—	$59,470
Equity Method Investment
The Company has an 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil, accounted for under the equity method.
4. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist, with the most recent annual review performed as of October 1, 2023. The Company performed a quarterly assessment by evaluating whether any triggering events had occurred as of March 31, 2024, which included considering current market conditions, and determined that goodwill was not more-likely-than-not impaired. Changes in goodwill for the three months ended March 31, 2024 and 2023, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Balance as of beginning of period	$431,564	$435,921
Foreign currency translation	(19,718)	(15,274)
Balance as of end of period	$411,846	$420,647

PRA Group, Inc.
Notes to Consolidated Financial Statements
5. Borrowings:
Borrowings consisted of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
North American revolving credit facility (1)	$504,180	$396,303
United Kingdom revolving credit facility (2)	487,065	502,847
European revolving credit facility (3)	489,391	538,565
North American term loan (4)	437,500	442,500
Senior notes (5)	1,046,000	1,046,000
Total gross borrowings	2,964,136	2,926,215
Less: Debt discount and issuance costs	(11,088)	(11,945)
Borrowings	$2,953,048	$2,914,270
(1)Revolving credit facility under the Company's North American Revolving Credit and Term Loan (the "North American Credit Agreement"), which includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), consisting of (i) a fully-funded $437.5 million term loan (the "Term Loan"), (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility, maturing on July 30, 2026.
(2)Revolving credit facility under the Company's United Kingdom ("UK") Credit Agreement (the "UK Credit Agreement"), consisting of an $800.0 million revolving credit facility (subject to a borrowing base), and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions, maturing on July 30, 2026.
(3)Revolving credit facility under the Company's European Credit Agreement (the "European Credit Agreement"), providing revolving borrowings for an aggregate amount of approximately €730.0 million (subject to the borrowing base and applicable debt covenants), and an accordion feature for up to €500.0 million, subject to certain conditions, maturing on November 23, 2027. During the three months ended March 31, 2024, the lenders under the European Credit Agreement consented to an increase in the limit for interest bearing deposits in AK Nordic AB from SEK1.2 billion to SEK2.2 billion.
(4)Term Loan under the North American Credit Agreement.
(5)Comprised of the Senior Notes due 2025 (the "2025 Notes"), Senior Notes due 2028 (the "2028 Notes") and the Senior Notes due 2029 (the "2029 Notes" and, together with the 2025 Notes and 2028 Notes, the "Senior Notes"), with outstanding principal balances of $298.0 million, $398.0 million and $350.0 million, respectively, as of March 31, 2024 and December 31, 2023.
For additional details about the Company's credit facilities, Term Loan and Senior Notes, refer to Note 7 to the Consolidated Financial Statements in the 2023 Form 10-K. The Company determined that it was in compliance with the covenants contained in its financing arrangements as of March 31, 2024.
6. Derivatives:
The Company periodically enters into derivative financial instruments; typically interest rate swaps and foreign currency contracts, to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. Derivative financial instruments are recognized at fair value in the Company's Consolidated Balance Sheets. For further discussion of the Company's use of, and accounting policies for, derivative instruments, refer to Notes 1 and 8 to the Consolidated Financial Statements in the 2023 Form 10-K. The following table summarizes the fair value of derivative financial instruments as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024		December 31, 2023
	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$20,999	Other assets	$21,770
Interest rate contracts	Other liabilities	7,071	Other liabilities	11,627
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	968	Other assets	1,007
Foreign currency contracts	Other liabilities	1,375	Other liabilities	8,776
Derivatives Designated as Hedging Instruments:
Changes in the fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of March 31, 2024 and December 31, 2023, the notional amount of interest rate contracts designated as cash flow hedging instruments was $812.9 million and $872.3 million, respectively. Derivatives designated as

PRA Group, Inc.
Notes to Consolidated Financial Statements
cash flow hedging instruments remained highly effective as of March 31, 2024, and have remaining terms from eight months to four years. As of March 31, 2024, the Company estimates that $12.8 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months.
The following tables summarize the effects of derivatives designated as cash flow hedging instruments for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Gain/(loss) recognized in OCI, net of tax
	Three Months Ended March 31,
Hedging instrument	2024	2023
Interest rate contracts	$7,070	$(629)

	Gain/(loss) reclassified from OCI into income
	Three Months Ended March 31,
Income statement account	2024	2023
Interest expense, net	$5,674	$(5,498)
Derivatives Not Designated as Hedging Instruments:
The Company enters into foreign currency contracts to economically hedge foreign currency remeasurement exposure related to certain balances denominated in currencies other than the functional currency of the Company or its international subsidiaries. Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of March 31, 2024 and December 31, 2023, the notional amount of foreign currency contracts was $307.4 million and $368.5 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments for the three months ended March 31, 2024 and 2023 (amounts in thousands):

		Gain/(loss) recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Income statement account	2024	2023
Foreign currency contracts	Foreign exchange gain/(loss), net	$100	$(7,697)
Foreign currency contracts	Interest expense, net	192	521
7. Fair Value:
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Not Carried at Fair Value
As of March 31, 2024 and December 31, 2023, the carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (amounts in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$108,100	$108,100	$112,528	$112,528
Finance receivables, net	3,650,195	3,172,948	3,656,598	3,167,798
Financial liabilities:
Interest-bearing deposits	113,259	113,259	115,589	115,589
Revolving lines of credit	1,480,636	1,480,636	1,437,715	1,437,715
Term Loan (1)	437,500	437,500	442,500	442,500
Senior Notes (1)	1,046,000	988,926	1,046,000	964,907
(1)Carrying amounts and estimated fair values do not include debt issuance costs.
The Company uses the following methods and assumptions to estimate the fair value of the above financial instruments:
Cash equivalents: Carrying amount approximates fair value due to the short-term nature of the instruments and the observable quoted prices for identical assets in active markets. Accordingly, the Company uses Level 1 inputs.
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
Senior Notes: Fair value estimates for the Senior Notes incorporate quoted market prices obtained from secondary market broker quotes, which were derived from a variety of inputs, including client orders, information from their pricing vendors, modeling software and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial Instruments Carried at Fair Value
As of March 31, 2024 and December 31, 2023, financial instruments measured at fair value on a recurring basis were as follows (amounts in thousands):

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$47,149	$—	$—	$47,149
Derivative contracts (recorded in Other assets)	—	21,967	—	21,967
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	8,446	—	8,446

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$59,470	$—	$—	$59,470
Derivative contracts (recorded in Other assets)	—	22,777	—	22,777
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	20,403	—	20,403
The Company uses the following methods and assumptions to estimate the fair value of the above financial instruments:
Government securities: Fair value of the Company's investments in government securities is estimated using quoted market prices. Accordingly, the Company uses Level 1 inputs.
Derivative contracts: Fair value of derivative contracts is estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and other factors. Accordingly, the Company uses Level 2 inputs for its fair value estimates.
8. Accumulated Other Comprehensive Loss:
Reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023, were as follows (amounts in thousands):

	Three Months Ended March 31,
Gain on cash flow hedges	2024	2023	Income Statement Account
Interest rate swaps	$5,674	$5,498	Interest expense, net
Income tax effect of item above (1)	(1,413)	(1,296)	Income tax expense/(benefit)
Total gain on cash flow hedges	$4,261	$4,202
(1)Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in Accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2024 and 2023, were as follows (amounts in thousands):

	Three Months Ended March 31, 2024
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance as of beginning of period	$65	$6,597	$(336,561)	$(329,899)
Other comprehensive gain/(loss) before reclassifications	46	7,070	(45,973)	(38,857)
Reclassifications, net	—	(4,262)	—	(4,262)
Net current period other comprehensive gain/(loss)	46	2,808	(45,973)	(43,119)
Balance as of end of period	$111	$9,405	$(382,534)	$(373,018)

	Three Months Ended March 31, 2023
	Debt Securities	Cash Flow	Currency Translation	Accumulated Other
	Available-for-sale	Hedges	Adjustments	Comprehensive Loss (1)
Balance as of beginning of period	$(237)	$27,804	$(375,493)	$(347,926)
Other comprehensive gain/(loss) before reclassifications	128	(629)	(4,101)	(4,602)
Reclassifications, net	—	(4,202)	—	(4,202)
Net current period other comprehensive gain/(loss)	128	(4,831)	(4,101)	(8,804)
Balance as of end of period	$(109)	$22,973	$(379,594)	$(356,730)
(1) Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(3.1) million and $(7.6) million for the three months ended March 31, 2024 and 2023, respectively.
9. Earnings per Share:
Basic earnings per share ("EPS") are computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS, with the denominator adjusted for nonvested share awards, if dilutive. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
The following table provides a reconciliation between the computation of basic and diluted EPS for the three months ended March 31, 2024 and 2023 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2024			2023
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$3,475	39,274	$0.09	$(58,629)	39,033	$(1.50)
Dilutive effect of nonvested share awards	—	174	—	—	—	—
Diluted EPS	$3,475	39,448	$0.09	$(58,629)	39,033	$(1.50)

PRA Group, Inc.
Notes to Consolidated Financial Statements
10. Commitments and Contingencies:
Forward Flow Agreements:
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from six to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of March 31, 2024, the minimum purchase obligation under these forward flow agreements was not significant.
Litigation and Regulatory Matters:
The Company and its subsidiaries are from time-to-time subject to a variety of legal and regulatory claims, inquiries and proceedings and regulatory matters, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a law in the process of collecting on an account. From time-to-time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests or demands for information from regulators or governmental authorities who are investigating the Company's debt collection activities.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding as of March 31, 2024, where the range of loss can be estimated, was not material. As of March 31, 2024, there were no material developments in any of the legal proceedings included in Note 14 to the Consolidated Financial Statements in the 2023 Form 10-K, and there were no new material legal proceedings during the three months ended March 31, 2024.
11. Recently Issued Accounting Standards:
Recently issued accounting standards not yet adopted:
The Company does not expect that any recently issued accounting pronouncements will have a material effect on its Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
All references in this Quarterly Report on Form 10-Q ("Quarterly Report") to "PRA Group," "we," "our," "us," "the Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
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
•our ability to collect sufficient amounts on our nonperforming loans to fund our operations, including as a result of restrictions imposed by local, state, federal and international laws and regulations;
•a disruption or failure by any of our outsourcing or offshoring third party service providers to meet their obligations and our service level expectations;
•our ability to successfully implement our strategic and operational initiatives in our U.S. business;
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
•our ability to manage risks associated with our international operations;
•changes in local, state, federal or international laws or the interpretation of these laws, including tax, bankruptcy and collection laws;
•our ability to comply with existing and new regulations of the collection industry;
•changes in tax provisions or exposure to additional tax liabilities;
•investigations, reviews, or enforcement actions by governmental authorities, including the Consumer Financial Protection Bureau ("CFPB");
•our ability to comply with data privacy regulations such as the General Data Protection Regulation ("GDPR");
•adverse outcomes in pending litigation or administrative proceedings;
•our ability to retain, expand, renegotiate or replace our credit facilities and our inability to comply with the covenants under our financing arrangements;
•our ability to manage effectively our capital and liquidity needs, including as a result of changes in credit or capital markets or adverse changes in our credit ratings, whether due to concerns about our industry in general, the financial condition of our competitors, or other factors;
•changes in interest or exchange rates;
•default by or failure of one or more of our counterparty financial institutions;
•disruptions of business operations caused by cybersecurity incidents or the underperformance or failure of information technology infrastructure, networks or communication systems; and
•the "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K") and in other filings with the Securities and Exchange Commission.
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

Executive Overview
We are a global financial and business services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. We are headquartered in Norfolk, Virginia, and our shares of common stock are traded on the Nasdaq Global Select Market under the symbol "PRAA".
For the first quarter of 2024, we generated:
•Total portfolio purchases of $245.8 million.
•Total cash collections of $449.5 million.
•Cash efficiency ratio of 58.0%.
•Diluted earnings per share of $0.09.
•ERC of $6.5 billion as of March 31, 2024.
Building on the momentum from last year, we began 2024 on a positive note, with higher cash collections in the Americas and Europe compared to Q1 2023. Although we are seeing fewer large one-time payments in the U.S. and some markets in Europe, our level of customer engagement and the proportion of customers paying us both remain fairly steady.
We remain disciplined with regards to pricing and are strategically deploying capital in the markets where we see the most attractive returns, and the combination of increased purchases and improved pricing is positively impacting portfolio income. Our roadmap to enhanced profitability is centered on the creation of value from higher cash collections, while reducing marginal costs, and is supported by three pillars:
1.Optimizing investments - increasing ERC and portfolio returns.
2.Driving operational execution - maximizing cash collected per dollar invested.
3.Managing expenses - optimizing our cost structure.
In the U.S., we continue to capitalize on the significant growth in U.S. portfolio supply driven by credit normalization. We recorded our second highest Q1 U.S. investment level in Company history and expect strong portfolio investments to continue. There is a strong correlation between U.S. credit card charge-off rates and our U.S. portfolio purchases, and in recent years, we have seen industry credit card balances and delinquency and charge-off rates continue to rise. Across our U.S. call centers, we have continued to refine and optimize our customer contact strategies and built capacity to support portfolio growth. We have also made improvements to our overall legal collection processes, and we are encouraged by the pace at which we are realizing cash collections from these process enhancements. In Brazil, our cash collections in Q1 2024 continued to benefit from higher recent purchasing levels.
In Europe, investment opportunities are less predictable than the U.S., since the market is more spot-driven, and we have not seen large spot transactions similar to those that have come to market previously. The volume of portfolios available for sale in Q1 2024 was lower than normal, however, we are seeing an uptick in market volumes, and we expect that our investments in the second quarter will align more closely with long-term trends.

Summary of Selected Financial Data

As of or for the period ended (in thousands, except per share, ratio, headcount data or where otherwise noted)	March 31, 2024	March 31, 2023	Change
Selected Income statement data:
Portfolio income	$202,056	$188,242	$13,814
As a % of total revenues	79.1%	121.1%	(42.0)%
Changes in expected recoveries	51,674	(36,912)	88,586
As a % of total revenues	20.2%	(23.7)%	43.9%
Operating expenses	189,190	189,114	76
As a % of total revenues	74.0%	121.6%	(47.6)%
Interest expense, net	52,278	38,283	13,995
As a % of total revenues	20.5%	24.6%	(4.1)%
Income tax expense/(benefit)	2,386	(18,683)	21,069
As a % of total revenues	0.9%	(12.0)%	12.9%
Net income/(loss) attributable to PRA Group	3,475	(58,629)	62,104
As a % of total revenues	1.4%	(37.7)%	39.1%
Common share data:
Diluted earnings per share	$0.09	$(1.50)	$1.59
Diluted average common shares outstanding	39,448	39,033	415
Common shares outstanding (period-end)	39,345	39,170	175
Portfolio volumes:
Total portfolio purchases	$245,817	$230,225	$15,592
Total cash collections	449,518	411,284	38,234
Estimated remaining collections	6,498,172	5,674,681	823,491
Selected Balance sheet data (period-end):
Finance receivables, net	$3,650,195	$3,286,497	$363,698
Borrowings	2,953,048	2,937,895	15,153
Total stockholders' equity - PRA Group, Inc.	1,129,326	1,158,343	(29,017)
Selected Performance data and ratios:
Cash efficiency ratio (1)	58.0%	54.3%	3.7%
Net loss attributable to PRA Group (last 12 months)	$(21,373)	$(83,477)	$62,104
Adjusted EBITDA (last 12 months) (2)	1,043,534	1,015,451	28,083
Debt to Adjusted EBITDA (3)	2.83 x	2.89 x	(0.06) x
Return on average Total stockholders' equity - PRA Group (4)	1.2%	(19.7)%	20.9%
Return on average tangible equity (5)	1.9%	(30.7)%	32.6%
Availability under credit facilities (period-end):
Availability based on current ERC	$366,927	$436,807	$(69,880)
Additional availability	855,211	1,162,662	(307,451)
Total availability	1,222,138	1,599,469	(377,331)
Headcount (full-time equivalents)	3,119	3,184	(65)
(1)Calculated by dividing cash receipts less operating expenses by cash receipts. Cash receipts refers to cash collections on our nonperforming loan portfolios, fees and revenue recognized from our class action claims recovery services.
(2)Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Net Income/(loss) attributable to PRA Group, the most directly comparable financial measure calculated and reported in accordance with GAAP, to Adjusted EBITDA.
(3)Debt to Adjusted EBITDA is a non-GAAP financial measure, which is calculated by dividing Borrowings by Adjusted EBITDA. Refer to section "Non-GAAP Financial Measures" for additional information.
(4)Calculated by dividing annualized net income income/(loss) attributable to PRA Group by average total stockholders' equity - PRA Group for the period.
(5)Return on average tangible equity ("ROATE") is a non-GAAP financial Measure. Average tangible equity ("ATE") is also a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Total stockholders' equity - PRA Group, the most directly comparable financial measure calculated and reported in accordance with GAAP, to ATE.

First Quarter 2024 ("Q1 2024") Compared To First Quarter 2023 ("Q1 2023")
Cash Collections
Cash collections were as follows (amounts in thousands):

	First Quarter
	2024	2023	$ Change	% Change
Americas and Australia Core	$256,861	$227,960	$28,901	12.7%
Americas Insolvency	25,209	25,751	(542)	(2.1)
Europe Core	145,933	134,005	11,928	8.9
Europe Insolvency	21,515	23,568	(2,053)	(8.7)
Total cash collections	$449,518	$411,284	$38,234	9.3%
Cash collections adjusted (1)	$449,518	$419,044	$30,474	7.3%
(1)Cash collections adjusted refers to Q1 2023 foreign currency cash collections remeasured at Q1 2024 average U.S. dollar exchange rates.
Cash collections were $449.5 million in Q1 2024, an increase of $38.2 million, or 9.3%, compared to $411.3 million in Q1 2023. The increase was primarily due to an increase in U.S. Core collections of $21.4 million, driven largely by higher recent purchasing levels and the impact of our cash-generating initiatives, which were supplemented by tax refund seasonality. Also contributing to the increase were higher cash collections in Europe and Brazil of $9.8 million and $6.7 million, respectively, primarily due to higher recent purchasing levels.
Revenues
Revenues were as follows (amounts in thousands):

	First Quarter
	2024	2023	$ Change	% Change
Portfolio income	$202,056	$188,242	$13,814	7.3%
Changes in expected recoveries	51,674	(36,912)	88,586	240.0
Total portfolio revenue	253,730	151,330	102,400	67.7
Other revenue	1,856	4,140	(2,284)	(55.2)
Total revenues	$255,586	$155,470	$100,116	64.4%
Total Portfolio Revenue
Total portfolio revenue was $253.7 million in Q1 2024, an increase of $102.4 million, or 67.7%, compared to $151.3 million in Q1 2023. This increase was primarily due to the increase in changes in expected recoveries, driven mainly by cash collections overperformance in the U.S., Brazil and Europe, and a net increase to the ERC of certain pools in Q1 2024 compared to a net decrease in the prior year period. The increase in portfolio income was primarily due to the impact of higher purchasing and improved returns in the U.S. beginning in 2023.
Operating Expenses
Total operating expenses of $189.2 million in Q1 2024 were flat compared to Q1 2023, increasing by $0.1 million.
Compensation and Employee Services
Compensation and employee services were $73.6 million in Q1 2024, a decrease of $8.8 million, or 10.7%, compared to $82.4 million in Q1 2023. The decrease mainly reflects severance expenses of $7.5 million incurred in Q1 2023, and despite adding to our U.S. call center employee base to service the larger volume of accounts, adjusting for those severances expenses, compensation and employee services expenses were lower compared to the prior year period.
Legal Collection Fees
Legal collection fees were $12.1 million in Q1 2024, an increase of $3.3 million, or 37.3%, compared to $8.8 million in Q1 2023. Legal collection fees represent contingent fees incurred for the cash collections generated by our third-party attorney network. The increase mainly reflects higher external legal collections within our U.S. Core portfolio.

Legal Collection Costs
Legal collection costs were $26.7 million in Q1 2024, an increase of $2.8 million, or 11.7%, compared to $23.9 million in Q1 2023. Legal collection costs consist primarily of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. The increase primarily reflects higher volumes of lawsuits filed in Europe, as well as the costs associated with our legal cash-generating initiatives in the U.S.
Agency Fees
Agency fees were $19.7 million in Q1 2024, an increase of $2.3 million, or 13.2%, compared to $17.4 million in Q1 2023. Agency fees primarily represent third-party collection fees. The increase was mainly due to the increase in cash collections in Brazil.
Communication
Communication expense was $12.6 million in Q1 2024, an increase of $2.1 million, or 19.9%, compared to $10.5 million in Q1 2023. Communication expense relates mainly to correspondence, network and calling costs associated with our revenue generating activities. The increase was primarily due to the expansion in account volumes.
Interest Expense, Net
Interest expense, net was $52.3 million in Q1 2024, an increase of $14.0 million, or 36.6%, compared to $38.3 million in Q1 2023. The increase was primarily due to higher average debt balances and increased interest rates in Q1 2024.
Interest expense, net consisted of the following (amounts in thousands):

	First Quarter
	2024	2023	$ Change	% Change
Interest on debt obligations and unused line fees	$33,956	$21,824	$12,132	55.6%
Interest on senior notes	18,203	15,073	3,130	20.8
Coupon interest on convertible notes	—	3,019	(3,019)	(100.0)
Amortization of loan fees and other loan costs	2,200	2,441	(241)	(9.9)
Interest income	(2,081)	(4,074)	1,993	(48.9)
Interest expense, net	$52,278	$38,283	$13,995	36.6%
Income Tax Expense/(Benefit)
Income tax expense was $2.4 million in Q1 2024 compared to a tax benefit of $18.7 million in Q1 2023. The increase was primarily due to higher income before taxes. In Q1 2024, our effective tax rate was 16.9% compared to an effective tax benefit rate of 25.7% in Q1 2023, due mainly to higher income before taxes, as well as changes in the mix of income from different taxing jurisdictions and the timing of discrete items.

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

Purchase Price Multiples as of March 31, 2024 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple (5)
Americas and Australia Core
1996-2013	$1,932,722	$5,735,181	$53,058	297%	233%
2014	404,117	887,557	26,537	220%	204%
2015	443,114	903,490	35,096	204%	205%
2016	455,767	1,081,231	61,791	237%	201%
2017	532,851	1,204,662	98,626	226%	193%
2018	653,975	1,495,710	144,303	229%	202%
2019	581,476	1,294,975	159,210	223%	206%
2020	435,668	952,081	189,210	219%	213%
2021	435,846	745,705	325,686	171%	191%
2022	406,082	712,575	417,252	175%	179%
2023	622,583	1,227,658	1,038,459	197%	197%
2024	174,596	368,538	362,801	211%	211%
Subtotal	7,078,797	16,609,363	2,912,029
Americas Insolvency
1996-2013	1,266,056	2,502,843	54	198%	159%
2014	148,420	218,846	67	147%	124%
2015	63,170	88,037	51	139%	125%
2016	91,442	118,193	268	129%	123%
2017	275,257	357,959	1,435	130%	125%
2018	97,879	135,560	1,013	138%	127%
2019	123,077	168,504	12,379	137%	128%
2020	62,130	91,371	24,293	147%	136%
2021	55,187	73,991	29,902	134%	136%
2022	33,442	46,945	31,961	140%	139%
2023	91,282	120,803	105,383	132%	135%
2024	22,156	33,077	32,692	149%	149%
Subtotal	2,329,498	3,956,129	239,498
Total Americas and Australia	9,408,295	20,565,492	3,151,527
Europe Core
2012-2013	40,742	72,345	1	178%	153%
2014	773,811	2,551,509	431,677	330%	208%
2015	411,340	750,954	138,612	183%	160%
2016	333,090	578,002	161,067	174%	167%
2017	252,174	368,260	105,187	146%	144%
2018	341,775	548,888	186,849	161%	148%
2019	518,610	843,205	334,701	163%	152%
2020	324,119	564,901	247,220	174%	172%
2021	412,411	698,784	399,930	169%	170%
2022	359,447	583,939	460,431	162%	162%
2023	410,593	693,985	603,457	169%	169%
2024	43,809	82,653	81,224	189%	189%
Subtotal	4,221,921	8,337,425	3,150,356
Europe Insolvency
2014	10,876	18,933	—	174%	129%
2015	18,973	29,335	—	155%	139%
2016	39,338	57,747	742	147%	130%
2017	39,235	52,006	1,517	133%	128%
2018	44,908	52,670	3,747	117%	123%
2019	77,218	112,606	17,421	146%	130%
2020	105,440	156,347	35,698	148%	129%
2021	53,230	73,023	29,947	137%	134%
2022	44,604	61,163	43,051	137%	137%
2023	46,558	64,359	56,671	138%	138%
2024	4,978	7,530	7,495	151%	151%
Subtotal	485,358	685,719	196,289
Total Europe	4,707,279	9,023,144	3,346,645
Total PRA Group	$14,115,574	$29,588,636	$6,498,172
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
(4)Non-U.S. amounts are presented at the March 31, 2024 exchange rate.
(5)The Original Purchase Price Multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information (1)
Amounts in thousands
	March 31, 2024 (year-to-date)				As of March 31, 2024
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables (3)
Americas and Australia Core
1996-2013	$9,021	$3,462	$5,949	$9,411	$16,050
2014	3,410	1,423	1,852	3,275	10,235
2015	4,262	1,713	2,582	4,294	15,130
2016	6,247	3,288	1,994	5,282	20,969
2017	10,450	4,796	3,180	7,976	40,703
2018	21,334	7,599	8,233	15,833	78,949
2019	22,567	9,256	2,710	11,966	89,544
2020	26,730	10,437	1,040	11,478	105,887
2021	29,841	14,658	(3,302)	11,356	171,251
2022	43,687	18,510	421	18,930	254,765
2023	73,573	45,156	8,060	53,215	565,671
2024	5,739	4,114	974	5,086	173,900
Subtotal	256,861	124,412	33,693	158,102	1,543,054
Americas Insolvency
1996-2013	267	37	231	268	—
2014	64	30	38	68	—
2015	50	11	28	39	28
2016	194	11	186	197	231
2017	805	46	1,028	1,074	1,280
2018	956	48	17	65	967
2019	5,719	399	(158)	240	11,825
2020	4,612	762	672	1,434	21,843
2021	4,090	885	193	1,079	25,851
2022	2,634	846	130	976	26,191
2023	5,432	2,984	(1,004)	1,981	80,736
2024	386	353	19	372	22,142
Subtotal	25,209	6,412	1,380	7,793	191,094
Total Americas and Australia	282,070	130,824	35,073	165,895	1,734,148
Europe Core
2012-2013	281	—	281	281	—
2014	24,056	16,757	6,329	23,086	97,667
2015	7,696	3,524	1,324	4,848	68,718
2016	6,809	3,351	1,410	4,762	90,482
2017	4,609	1,745	688	2,434	70,014
2018	9,554	3,534	(143)	3,392	121,309
2019	17,474	5,802	2,086	7,888	225,375
2020	12,662	4,951	1,190	6,141	152,642
2021	17,293	7,418	1,470	8,888	241,757
2022	18,662	7,916	273	8,190	288,841
2023	25,401	11,317	401	11,718	354,946
2024	1,436	369	563	932	43,288
Subtotal	145,933	66,684	15,872	82,560	1,755,039
Europe Insolvency
2014	45	—	45	45	—
2015	60	2	31	33	—
2016	250	36	69	105	278
2017	488	42	8	50	1,296
2018	1,080	88	9	97	3,393
2019	3,710	428	316	743	15,271
2020	6,272	847	(285)	561	32,321
2021	3,485	746	208	954	25,897
2022	3,332	1,025	227	1,252	34,421
2023	2,760	1,315	75	1,390	43,143
2024	33	19	26	45	4,988
Subtotal	21,515	4,548	729	5,275	161,008
Total Europe	167,448	71,232	16,601	87,835	1,916,047
Total PRA Group	$449,518	$202,056	$51,674	$253,730	$3,650,195
(1)     Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the March 31, 2024 exchange rate.

Cash Collections by Year, By Year of Purchase (1) as of March 31, 2024 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total
Americas and Australia Core
1996-2013	$1,932.7	$3,618.9	$660.3	$474.4	$299.7	$197.0	$140.3	$99.7	$64.7	$46.5	$36.0	$28.4	$9.0	$5,674.9
2014	404.1	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	22.3	15.0	11.8	3.4	852.5
2015	443.1	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	14.1	4.3	871.5
2016	455.8	—	—	—	138.7	256.5	194.6	140.6	105.9	74.2	38.4	24.9	6.2	980.0
2017	532.9	—	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	43.8	10.4	1,095.5
2018	654.0	—	—	—	—	—	122.7	361.9	337.7	239.9	146.1	92.9	21.3	1,322.5
2019	581.5	—	—	—	—	—	—	143.8	349.0	289.8	177.7	110.3	22.6	1,093.2
2020	435.7	—	—	—	—	—	—	—	132.9	284.3	192.0	125.8	26.7	761.7
2021	435.8	—	—	—	—	—	—	—	—	85.0	177.3	136.8	29.8	428.9
2022	406.1	—	—	—	—	—	—	—	—	—	67.7	195.4	43.7	306.8
2023	622.6	—	—	—	—	—	—	—	—	—	—	108.4	73.6	182.0
2024	174.5	—	—	—	—	—	—	—	—	—	—	—	5.9	5.9
Subtotal	7,078.8	3,618.9	753.0	844.8	837.1	860.9	945.1	1,141.4	1,271.8	1,206.9	946.0	892.6	256.9	13,575.4
Americas Insolvency
1996-2013	1,266.1	1,491.4	421.4	289.9	168.7	85.5	30.3	6.8	3.6	2.2	1.6	1.1	0.3	2,502.8
2014	148.4	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	1.1	0.7	0.4	0.1	218.7
2015	63.2	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	0.3	0.1	88.1
2016	91.4	—	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.8	0.9	0.2	118.9
2017	275.3	—	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	0.8	356.6
2018	97.9	—	—	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	1.0	134.5
2019	123.1	—	—	—	—	—	—	13.4	31.4	39.1	37.8	28.7	5.7	156.1
2020	62.1	—	—	—	—	—	—	—	6.5	16.1	20.4	19.5	4.6	67.1
2021	55.2	—	—	—	—	—	—	—	—	4.6	17.9	17.5	4.1	44.1
2022	33.4	—	—	—	—	—	—	—	—	—	3.2	9.2	2.6	15.0
2023	91.3	—	—	—	—	—	—	—	—	—	—	9.2	5.4	14.6
2024	22.1	—	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Subtotal	2,329.5	1,491.4	458.4	344.2	249.8	222.5	207.9	180.9	155.3	147.4	129.4	104.4	25.2	3,716.8
Total Americas and Australia	9,408.3	5,110.3	1,211.4	1,189.0	1,086.9	1,083.4	1,153.0	1,322.3	1,427.1	1,354.3	1,075.4	997.0	282.1	17,292.2
Europe Core
2012-2013	40.7	27.7	14.2	5.5	3.5	3.3	3.3	2.4	1.9	1.8	1.4	1.0	0.3	66.3
2014	773.8	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.2	122.2	107.6	24.1	1,844.5
2015	411.3	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	33.8	7.7	567.2
2016	333.1	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	6.8	418.3
2017	252.2	—	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	4.6	238.9
2018	341.8	—	—	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	9.6	355.3
2019	518.6	—	—	—	—	—	—	48.0	125.7	121.4	89.8	75.1	17.5	477.5
2020	324.1	—	—	—	—	—	—	—	32.3	91.7	69.0	56.1	12.7	261.8
2021	412.4	—	—	—	—	—	—	—	—	48.5	89.9	73.0	17.3	228.7
2022	359.4	—	—	—	—	—	—	—	—	—	33.9	83.8	18.7	136.4
2023	410.6	—	—	—	—	—	—	—	—	—	—	50.3	25.4	75.7
2024	43.9	—	—	—	—	—	—	—	—	—	—	—	1.2	1.2
Subtotal	4,221.9	27.7	167.4	343.3	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.2	145.9	4,671.8
Europe Insolvency
2014	10.9	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.2	0.2	—	17.0
2015	19.0	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.6	0.4	0.1	26.7
2016	39.3	—	—	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	0.3	60.7
2017	39.2	—	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	0.5	48.3
2018	44.9	—	—	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	1.1	49.1
2019	77.2	—	—	—	—	—	—	5.0	21.1	23.9	21.0	17.5	3.7	92.2
2020	105.4	—	—	—	—	—	—	—	6.0	34.6	34.1	29.7	6.3	110.7
2021	53.2	—	—	—	—	—	—	—	—	5.5	14.4	14.7	3.3	37.9
2022	44.6	—	—	—	—	—	—	—	—	—	4.5	12.4	3.5	20.4
2023	46.6	—	—	—	—	—	—	—	—	—	—	4.3	2.7	7.0
2024	5.0	—	—	—	—	—	—	—	—	—	—	—	—	—
Subtotal	485.4	—	—	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.5	21.5	470.0
Total Europe	4,707.3	27.7	167.4	350.6	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.7	167.4	5,141.8
Total PRA Group	$14,115.6	$5,138.0	$1,378.8	$1,539.6	$1,492.0	$1,512.6	$1,625.2	$1,841.2	$2,005.6	$2,061.9	$1,728.9	$1,660.7	$449.5	$22,434.0
(1)Non-U.S. amounts are presented using the average exchange rates during the cash collection period.
(2)Includes the acquisition date finance receivables portfolios acquired through our business acquisitions.
(3)Non-U.S. amounts are presented at the exchange rate at the end of the year in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated Remaining Collections
The following chart shows our ERC of $6.5 billion as of March 31, 2024 by geography (amounts in millions).
The following chart shows our ERC by year, geography and portfolio for the 12 months ending March 31, for each year presented. These amounts reflect current estimates of how much we expect to collect on our portfolios and, where applicable, are converted to U.S. dollars at the applicable March 31, 2024 exchange rate.

The following table also displays our ERC by year, geography and portfolio for the 12 months ending March 31, for each year presented (amounts in thousands):

ERC By Year, Geography & Portfolio
	Americas and Australia Core	Americas Insolvency	Europe Core	Europe Insolvency	Total
2025	$881,969	$90,129	$506,516	$71,667	$1,550,281
2026	667,699	65,011	427,764	52,259	1,212,733
2027	428,408	43,775	359,525	34,078	865,786
2028	293,265	27,055	304,238	20,339	644,897
2029	200,868	11,967	260,605	10,556	483,996
2030	138,622	1,539	223,841	3,962	367,964
2031	96,852	22	193,131	1,201	291,206
2032	66,136	—	167,542	667	234,345
2033	45,829	—	145,780	523	192,132
2034	30,935	—	127,242	419	158,596
Thereafter	61,446	—	434,172	618	496,236
	$2,912,029	$239,498	$3,150,356	$196,289	$6,498,172
Cash Collections
The following table displays our quarterly cash collections by geography and portfolio (amounts in thousands):

Cash Collections by Geography & Portfolio
	First Quarter
	2024		2023
Americas and Australia Core	$256,861	57.1%	$227,960	55.4%
Americas Insolvency	25,209	5.6	25,751	6.3
Europe Core	145,933	32.5	134,005	32.6
Europe Insolvency	21,515	4.8	23,568	5.7
Total Cash Collections	$449,518	100.0%	$411,284	100.0%
The following table displays the source of our Core cash collections (amounts in thousands):

Cash Collections by Source - Core Portfolios Only
	First Quarter
	2024		2023
Call Center and Other Collections	$247,677	61.5%	$236,415	65.3%
External Legal Collections	64,427	16.0	54,934	15.2
Internal Legal Collections	90,690	22.5	70,616	19.5
Total Core Cash Collections	$402,794	100.0%	$361,965	100.0%
Seasonality
Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.

Portfolio Acquisitions
The following chart shows the purchase price of our portfolios by year since 2014, including portfolios acquired through business acquisitions. The 2024 total represents portfolio acquisitions through March 31, 2024, while the prior year totals are for the full year.
The following table displays our quarterly portfolio acquisitions (amounts in thousands):

Portfolio Acquisitions by Geography & Type
	First Quarter
	2024		2023
Americas & Australia Core	$174,660	71.1%	$116,867	50.8%
Americas Insolvency	22,156	9.0	15,701	6.8
Europe Core	43,997	17.9	90,454	39.3
Europe Insolvency	5,004	2.0	7,203	3.1
Total Portfolio Acquisitions	$245,817	100.0%	$230,225	100.0%
Portfolio Acquisitions by Asset Type and Delinquency Category (U.S. Only)
The following tables categorize our quarterly U.S. portfolio acquisitions by asset type and delinquency category. Since our inception in 1996, we have acquired nearly 63.6 million customer accounts in the U.S. (amounts in thousands).

U.S Portfolio Acquisitions by Major Asset Type
	First Quarter
	2024		2023
Major Credit Cards	$59,058	31.5%	$13,234	12.1%
Private Label Credit Cards	109,887	58.7	66,652	60.9
Consumer Finance	6,247	3.3	28,051	25.6
Auto Related	12,069	6.5	1,481	1.4
Total	$187,261	100.0%	$109,418	100.0%

U.S. Portfolio Acquisitions by Delinquency Category
	First Quarter
	2024		2023
Fresh (1)	$104,504	63.3%	$70,053	74.8%
Primary (2)	2,501	1.5	3,863	4.1
Secondary (3)	52,855	32.0	17,789	19.0
Other (4)	5,245	3.2	2,012	2.1
Total Core	165,105	100.0%	93,717	100.0%
Insolvency	22,156		15,701
Total	$187,261		$109,418
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
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, our management also uses certain non-GAAP financial measures, including:
•adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), to evaluate the Company's performance and to set performance goals; and
•return on average tangible equity ("ROATE"), as a measure to monitor and evaluate operating performance relative to the Company's equity.
Adjusted EBITDA
We present Adjusted EBITDA because we consider it an important supplemental measure of operations and financial performance. Our management believes Adjusted EBITDA helps provide enhanced period-to-period comparability of operations and financial performance, as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the operations of our business, and is useful to investors as other companies in the industry report similar financial measures. Adjusted EBITDA should not be considered as an alternative to net income determined in accordance with GAAP. In addition, our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures presented by other companies. Adjusted EBITDA is calculated starting with our GAAP financial measure, Net income/(loss) attributable to PRA Group, Inc. and is adjusted for:
•income tax expense (or less income tax benefit);
•foreign exchange loss (or less foreign exchange gain);
•interest expense, net (or less interest income, net);
•other expense (or less other income);
•depreciation and amortization;
•impairment of real estate;
•net income attributable to noncontrolling interests; and
•recoveries applied to negative allowance less changes in expected recoveries.

The following table provides a reconciliation of Net income/(loss) attributable to PRA Group, Inc. as reported in accordance with GAAP to Adjusted EBITDA for the last 12 months ("LTM") as of March 31, 2024, and for the year ended December 31, 2023 (amounts in thousands):

Reconciliation of Non-GAAP Financial Measures
	LTM	Year Ended
	March 31, 2024	December 31, 2023
Net income/(loss) attributable to PRA Group, Inc.	$(21,373)	$(83,477)
Adjustments:
Income tax expense/(benefit)	4,936	(16,133)
Foreign exchange gain	(525)	(289)
Interest expense, net	195,719	181,724
Other expense (1)	1,500	1,944
Depreciation and amortization	12,507	13,376
Impairment of real estate	5,239	5,239
Adjustment for net income attributable to noncontrolling interests	20,275	16,723
Recoveries applied to negative allowance less Changes in expected recoveries	825,256	887,891
Adjusted EBITDA	$1,043,534	$1,006,998
(1)Other expense reflects non-operating activities.
Additionally, we evaluate our business using certain ratios that use Adjusted EBITDA, including Debt to Adjusted EBITDA, which is calculated by dividing Borrowings by Adjusted EBITDA. The following table displays our Debt to Adjusted EBITDA ratio for the LTM as of March 31, 2024 and for the year ended December 31, 2023 (amounts in thousands):

Debt to Adjusted EBITDA
	LTM		Year Ended
	March 31, 2024		December 31, 2023
Borrowings	$2,953,048		$2,914,270
Adjusted EBITDA	1,043,534		1,006,998
Debt to Adjusted EBITDA	2.83	x	2.89	x

Return on average tangible equity
We use ROATE, which is a supplemental measure of performance that is not required by, or presented in accordance with, GAAP, to monitor and evaluate operating performance relative to the Company's equity. Management believes ROATE is a useful financial measure for investors in evaluating the effective use of equity, and is an important component of our long-term shareholder return. Average tangible equity ("ATE") is defined as average Total stockholders' equity - PRA Group, Inc. less average goodwill and average other intangible assets. ROATE is calculated by dividing annualized Net income/(loss) attributable to PRA Group, Inc. by ATE. The following table displays our ROATE and provides a reconciliation of Total stockholders' equity - PRA Group, Inc. as reported in accordance with GAAP to ATE for the periods indicated (amounts in thousands, except for ratio data):

	Period Ended		Average	Period Ended		Average
	March 31, 2024	December 31, 2023	First Quarter 2024	March 31, 2023	December 31, 2022	First Quarter 2023
Total stockholders' equity - PRA Group, Inc.	$1,129,326	$1,167,112	$1,148,219	$1,158,343	$1,227,661	$1,193,002
Less: Goodwill	411,846	431,564	421,705	420,647	435,921	428,284
Less: Other intangible assets	1,666	1,742	1,704	1,833	1,847	1,840
Average tangible equity			$724,810			$762,878

			First Quarter 2024			First Quarter 2023
Net income/(loss) attributable to PRA Group, Inc.			$3,475			$(58,629)
Return on average tangible equity (1)			1.9%			(30.7)%
(1)Based on annualized Net income/(loss) attributable to PRA Group, Inc.
Liquidity and Capital Resources
We actively manage our liquidity to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of March 31, 2024, cash and cash equivalents totaled $108.1 million, of which $96.6 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. For additional information about the unremitted earnings of our international subsidiaries, refer to Note 13 to our Consolidated Financial Statements in the 2023 Form 10-K.
Borrowings. As of March 31, 2024, we had the following committed amounts, amounts outstanding and availability under our credit facilities (amounts in thousands):

			Availability
	Committed Amount	Amount Outstanding	Availability Based on Current ERC (1)	Additional Availability (2)	Total Availability
North American revolving credit	$1,075,000	$504,180	$72,629	$498,191	$570,820
UK revolving credit	800,000	487,065	63,357	249,578	312,935
European revolving credit	827,774	489,391	230,941	107,442	338,383
Term loan	437,500	437,500	—	—	—
Senior notes	1,046,000	1,046,000	—	—	—
Less: Debt discounts and issuance costs	—	(11,088)	—	—	—
Total	$4,186,274	$2,953,048	$366,927	$855,211	$1,222,138
(1)Available borrowings after calculation of borrowing base, which may be used for general corporate purposes, including portfolio purchases.
(2)Subject to borrowing base and debt covenants, including advance rates ranging from 35-55% of applicable ERC.
For additional details about our credit facilities, term loan and senior notes, see Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Interest-bearing deposits. As of March 31, 2024, interest-bearing deposits totaled $113.3 million. In Q1 2024, the interest-bearing deposit limit under our European credit facility was increased from SEK 1.2 billion to SEK 2.2 billion, and as of March 31, 2024, our limit was $206.3 million in U.S. dollars.
Furthermore, we have the ability to slow the purchase of nonperforming loans and to use the net cash flow generated from cash collections on our portfolio of existing nonperforming loans to temporarily service our debt and fund existing operations.
Uses of Liquidity and Material Cash Requirements
Forward Flows. We enter into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from six to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period.
As of March 31, 2024, we have forward flow agreements in place with an estimated purchase price of approximately $473.9 million over the next 12 months. This total is comprised of $375.8 million for the Americas and Australia and $98.1 million for Europe. These amounts represent our estimated forward flow purchases over the next 12 months based on projections and other factors, including sellers' estimates of future flows sales, and are dependent on actual delivery by the sellers. Accordingly, amounts purchased under these agreements may vary significantly. In addition to these agreements, we may also enter into new or renewed forward flow commitments and/or close on spot purchase transactions.
Borrowings. As of March 31, 2024, we had $3.0 billion in borrowings. The estimated interest, unused fees and principal payments for the next 12 months are $204.5 million, of which $10.0 million relates to principal on our term loan. After 12 months, principal payments on our debt are due from between one and six years. Many of our financing arrangements include covenants with which we must comply, and as of March 31, 2024, we determined that we were in compliance with these covenants.
Share Repurchases. On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. Repurchases are subject to restrictive covenants contained in our credit facilities and indentures that govern our senior notes, and there were no repurchases during the first quarter of 2024.
The share repurchase program has no stated expiration date and does not obligate us to repurchase any specified amount of shares, remains subject to the discretion of our Board of Directors and, subject to compliance with applicable laws, may be modified, suspended or discontinued at any time. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or other methods, subject to market and/or other conditions and applicable regulatory requirements. As of March 31, 2024, we had $67.7 million remaining for share repurchases under the program.
Leases. Our leases have remaining terms from one to 12 years. As of March 31, 2024, we had $48.6 million in lease liabilities, of which $9.9 million is due within the next 12 months. For additional information about our leases, refer to Note 5 to our Consolidated Financial Statements in the 2023 Form 10-K.
Derivatives. We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of March 31, 2024, we had $8.4 million of derivative liabilities, of which $1.4 million matures within one year. The remaining $7.0 million matures in 2028. For more information, see Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Investments. As of March 31, 2024, we held $47.1 million in Swedish treasury securities to meet the liquidity requirements of the Swedish Financial Services Authority for our banking subsidiary, AK Nordic AB.
We believe that funds generated from operations and cash collections on nonperforming loan portfolios, together with existing cash, available borrowings under our revolving credit facilities and access to the capital markets, will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months and beyond. Market conditions permitting, we may seek to access the debt or equity capital markets as we deem appropriate. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing from other sources. We may also, from time-to-time, repurchase senior notes in the open market or otherwise.

Cash Flow Analysis
The following table summarizes our cash flow activity for the first quarter of 2024 compared to the prior year period (amounts in thousands):

	First Quarter
	2024	2023	$ Change
Net cash provided by/(used in):
Operating activities	$(72,999)	$(47,521)	$(25,478)
Investing activities	15,211	8,979	6,232
Financing activities	52,822	425,806	(372,984)
Effect of exchange rate on cash	861	3,656	(2,795)
Net increase/(decrease) in cash and cash equivalents	$(4,105)	$390,920	$(395,025)
Operating Activities
Net cash used in operating activities mainly reflects cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. To calculate net cash used in operating activities, net income/(loss) was adjusted for (i) non-cash items included in net income such as unrealized foreign currency transaction gains, changes in expected recoveries, depreciation and amortization, deferred taxes, fair value changes in equity securities, and stock-based compensation, as well as (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Net cash used in operating activities was $73.0 million in Q1 2024 compared to $47.5 million in Q1 2023. This was primarily driven by higher cash paid for interest and lower accrued expenses, partially offset by higher cash collections recognized as income.
Investing Activities
Net cash provided by investing activities increased $6.2 million in Q1 2024. An increase of $26.0 million in recoveries applied to the negative allowance and a $7.2 million net decrease in investment purchase/disposal activity were partially offset by a $26.8 million increase in purchases of nonperforming loan portfolios.
Financing Activities
Net cash provided by financing activities decreased $373.0 million in Q1 2024. A decrease of $400.0 million in proceeds from senior notes due to the issuance of our 2028 Notes in Q1 2023 was partially offset by a $22.7 million increase in net draws on our lines of credit.
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements, see Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP. Some of our significant accounting policies require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. For a discussion of our significant accounting policies and critical accounting estimates, refer to Note 1 to our Consolidated Financial Statements in our 2023 Form 10-K.
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
As of March 31, 2024, we had goodwill of $411.8 million, consisting primarily of $385.0 million in our Debt Buying and Collection ("DBC") reporting unit. We performed our most recent annual review of the DBC reporting unit as of October 1, 2023, and concluded that goodwill was not impaired.
As of March 31, 2024, our quarterly impairment assessment did not identify the occurrence of any triggering events, and we determined our goodwill was not more-likely-than-not impaired. However, consistent with our most recent annual review, the DBC reporting unit may be at-risk for future impairment if our cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including adverse changes in the debt sales market that impact our estimated purchasing volumes and purchase price multiples, and/or an increase in the discount rate. For additional information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" of our 2023 Form 10-K.
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
If all or part of the deferred tax assets are determined not to be realizable in the future, we would establish a valuation allowance and charge the impact to earnings in the period such a determination is made. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings. The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. For further information regarding our uncertain tax positions, refer to Note 13 to our Consolidated Financial Statements in our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
We are subject to interest rate risk from borrowings on our variable rate credit facilities, as well as our interest-bearing deposits. As such, our consolidated financial results are subject to fluctuations due to changes in market interest rates. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $1.9 billion as of March 31, 2024, and based on our debt structure, assuming a 50 basis point decrease/increase in interest rates, interest expense over the following 12 months would decrease/increase by an estimated $6.1 million.
To reduce the exposure to changes in the market rate of interest, we have entered into interest rate derivative contracts to hedge a portion of our borrowings under floating rate financing arrangements. Under the terms of the interest rate derivatives, we receive a variable interest rate and pay a fixed interest rate. Of our $3.0 billion in total borrowings as of March 31, 2024, $1.1 billion was fixed rate debt. Considering these fixed rate borrowings and the interest rate hedges on our variable rate debt, with maturities ranging from nine months to four years, as of March 31, 2024, 60% of our total debt was either fixed rate or converted to a fixed rate.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. During Q1 2024, we generated $130.8 million of revenues from operations outside the U.S. and used multiple functional currencies. Weakness in one particular currency might be offset by strength in other currencies over time.
Fluctuations in foreign currencies could cause us to incur foreign currency exchange gains and losses, and could adversely affect our comprehensive income and stockholders' equity. Additionally, our reported financial results could change from period-to-period due solely to fluctuations between currencies. Foreign currency gains and losses are primarily the result of the remeasurement of transactions in other currencies into an entity's functional currency. Foreign currency gains and losses are included as a component of Other income and (expense) in our Consolidated Income Statements. From time-to-time, we may elect to enter into foreign exchange derivative contracts to reduce these variations in our Consolidated Income Statements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of March 31, 2024, refer to Note 10 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. For more information, see Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report. We did not repurchase any common stock during the first quarter of 2024.
We do not currently pay regular dividends on our common stock and did not pay dividends during the first quarter of 2024; however, our Board of Directors may determine in the future to declare or pay dividends on our common stock. Our credit facilities and the indentures governing our senior notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders and repurchase our common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the first quarter of 2024.
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

4.5
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

10.1
Eighth Amendment to the Credit Agreement dated December 20, 2023 by and among PRA Group, Inc and PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (filed herewith)

10.2
Amendment dated March 25, 2024 to the European Credit Agreement dated November 23, 2022 by and among PRA Group Europe Holdings S.a.r.l, and its Swiss Bank, PRA Group Europe Holding S.a.r.l, Luxembourg, Zug Branch and DNB Bank ASA (filed herewith)

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

PRA Group, Inc.
(Registrant)

May 8, 2024	By:	/s/ Vikram A. Atal
Vikram A. Atal
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2024	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)