Form 10-Q
period 2024-06-30
PRA GROUP INC
filed 2024-08-07
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of August 1, 2024 was 39,417,253.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
June 30, 2024 and December 31, 2023
(Amounts in thousands)

	(unaudited)
	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$118,865	$112,528
Investments	59,619	72,404
Finance receivables, net	3,820,186	3,656,598
Income taxes receivable	34,813	27,713
Deferred tax assets, net	76,486	74,694
Right-of-use assets	42,374	45,877
Property and equipment, net	32,827	36,450
Goodwill	415,646	431,564
Other assets	61,124	67,526
Total assets	$4,661,940	$4,525,354
Liabilities and Equity
Liabilities:
Accounts payable	$10,198	$6,325
Accrued expenses	114,260	131,893
Income taxes payable	23,583	17,912
Deferred tax liabilities, net	18,423	17,051
Lease liabilities	46,746	50,300
Interest-bearing deposits	114,991	115,589
Borrowings	3,113,777	2,914,270
Other liabilities	16,684	32,638
Total liabilities	3,458,662	3,285,978
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 39,417 shares issued and outstanding as of June 30, 2024; 100,000 shares authorized, 39,247 shares issued and outstanding as of December 31, 2023	394	392
Additional paid-in capital	12,339	7,071
Retained earnings	1,514,539	1,489,548
Accumulated other comprehensive loss	(381,809)	(329,899)
Total stockholders' equity - PRA Group, Inc.	1,145,463	1,167,112
Noncontrolling interests	57,815	72,264
Total equity	1,203,278	1,239,376
Total liabilities and equity	$4,661,940	$4,525,354
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three and Six Months Ended June 30, 2024 and 2023
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Portfolio income	$209,290	$184,290	$411,346	$372,532
Changes in expected recoveries	73,320	21,136	124,994	(15,776)
Total portfolio revenue	282,610	205,426	536,340	356,756
Other revenue	1,619	3,810	3,475	7,950
Total revenues	284,229	209,236	539,815	364,706

Operating expenses:
Compensation and employee services	74,241	65,788	147,838	148,191
Legal collection fees	13,762	9,551	25,874	18,389
Legal collection costs	35,274	21,522	61,965	45,467
Agency fees	21,008	17,677	40,731	35,055
Outside fees and services	18,124	18,262	43,174	43,206
Communication	11,577	10,117	24,155	20,644
Rent and occupancy	4,136	4,319	8,280	8,767
Depreciation and amortization	2,637	3,482	5,357	7,071
Other operating expenses	14,248	12,957	26,823	25,999
Total operating expenses	195,007	163,675	384,197	352,789
Income from operations	89,222	45,561	155,618	11,917
Other income and (expense):
Interest expense, net	(55,353)	(43,022)	(107,631)	(81,305)
Foreign exchange gain/(loss), net	(99)	429	128	420
Other	46	(230)	(160)	(880)
Income/(loss) before income taxes	33,816	2,738	47,955	(69,848)
Income tax expense/(benefit)	8,702	1,578	11,088	(17,105)
Net income/(loss)	25,114	1,160	36,867	(52,743)
Adjustment for net income attributable to noncontrolling interests	3,598	4,964	11,876	9,690
Net income/(loss) attributable to PRA Group, Inc.	$21,516	$(3,804)	$24,991	$(62,433)

Net income/(loss) per common share attributable to PRA Group, Inc.:
Basic	$0.55	$(0.10)	$0.64	$(1.60)
Diluted	$0.54	$(0.10)	$0.63	$(1.60)
Weighted average number of shares outstanding:
Basic	39,364	39,190	39,319	39,111
Diluted	39,546	39,190	39,497	39,111
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2024 and 2023
(Amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income/(loss)	$25,114	$1,160	$36,867	$(52,743)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(14,258)	7,083	(62,449)	5,533
Cash flow hedges	(1,293)	5,719	1,515	888
Debt securities available-for-sale	65	(80)	111	48
Other comprehensive income/(loss)	(15,486)	12,722	(60,823)	6,469
Total comprehensive income/(loss)	9,628	13,882	(23,956)	(46,274)
Less comprehensive income/(loss) attributable to noncontrolling interests	(3,097)	8,956	2,962	16,232
Comprehensive income/(loss) attributable to PRA Group, Inc.	$12,725	$4,926	$(26,918)	$(62,506)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2024
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance as of December 31, 2023	39,247	$392	$7,071	$1,489,548	$(329,899)	$72,264	$1,239,376
Components of comprehensive income, net of tax:
Net income	—	—	—	3,475	—	8,278	11,753
Foreign currency translation adjustments	—	—	—	—	(45,973)	(2,218)	(48,191)
Cash flow hedges	—	—	—	—	2,808	—	2,808
Debt securities available-for-sale	—	—	—	—	46	—	46
Distributions to noncontrolling interests	—	—	—	—	—	(11,332)	(11,332)
Vesting of restricted stock	98	1	(1)	—	—	—	—
Share-based compensation expense	—	—	3,327	—	—	—	3,327
Employee stock relinquished for payment of taxes	—	—	(1,469)	—	—	—	(1,469)
Balance as of March 31, 2024	39,345	$393	$8,928	$1,493,023	$(373,018)	$66,992	$1,196,318
Components of comprehensive income, net of tax:
Net income	—	—	—	21,516	—	3,598	25,114
Foreign currency translation adjustments	—	—	—	—	(7,563)	(6,695)	(14,258)
Cash flow hedges	—	—	—	—	(1,293)	—	(1,293)
Debt securities available-for-sale	—	—	—	—	65	—	65
Distributions to noncontrolling interests	—	—	—	—	—	(6,080)	(6,080)
Vesting of restricted stock	72	1	(1)	—	—	—	—
Share-based compensation expense	—	—	3,555	—	—	—	3,555
Employee stock relinquished for payment of taxes	—	—	(143)	—	—	—	(143)
Balance as of June 30, 2024	39,417	$394	$12,339	$1,514,539	$(381,809)	$57,815	$1,203,278

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2023
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance as of December 31, 2022	38,980	$390	$2,172	$1,573,025	$(347,926)	$59,089	$1,286,750
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(58,629)	—	4,726	(53,903)
Foreign currency translation adjustments	—	—	—	—	(4,101)	2,551	(1,550)
Cash flow hedges	—	—	—	—	(4,831)	—	(4,831)
Debt securities available-for-sale	—	—	—	—	128	—	128
Vesting of restricted stock	190	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,799	—	—	—	3,799
Employee stock relinquished for payment of taxes	—	—	(5,684)	—	—	—	(5,684)
Balance as of March 31, 2023	39,170	$392	$285	$1,514,396	$(356,730)	$66,366	$1,224,709
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(3,804)	—	4,964	1,160
Foreign currency translation adjustments	—	—	—	—	3,091	3,992	7,083
Cash flow hedges	—	—	—	—	5,719	—	5,719
Debt securities available-for-sale	—	—	—	—	(80)	—	(80)
Distributions to noncontrolling interests	—	—	—	—	—	(1,173)	(1,173)
Vesting of restricted stock	72	—	—	—	—	—	—
Share-based compensation expense	—	—	2,715	—	—	—	2,715
Employee stock relinquished for payment of taxes	—	—	(459)	—	—	—	(459)
Balance as of June 30, 2023	39,242	$392	$2,541	$1,510,592	$(348,000)	$74,149	$1,239,674

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income/(loss)	$36,867	$(52,743)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation expense	6,882	6,514
Depreciation and amortization	5,357	7,071
Amortization of debt discount and issuance costs	4,531	4,825
Changes in expected recoveries	(124,994)	15,776
Deferred income taxes	(2,073)	(24,439)
Net unrealized foreign currency transaction gain	(11,215)	(27,907)
Other	(1,027)	(1,051)
Changes in operating assets and liabilities:
Other assets	(1,046)	(1,306)
Accrued expenses, accounts payable and other liabilities	(13,404)	6,050
Income taxes payable, net	(2,366)	(13,629)
Net cash used in operating activities	(102,488)	(80,839)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,832)	(1,091)
Purchases of nonperforming loan portfolios	(625,186)	(559,547)
Recoveries applied to negative allowance	520,940	463,966
Purchases of investments	(48,247)	(60,057)
Proceeds from sales and maturities of investments	58,130	62,762
Net cash used in investing activities	(96,195)	(93,967)
Cash flows from financing activities:
Proceeds from lines of credit	435,341	459,432
Principal payments on lines of credit	(604,938)	(274,772)
Retirement of Convertible Senior Notes due 2023	—	(345,000)
Proceeds from issuance of Senior Notes due 2030	400,000	—
Proceeds from issuance of Senior Notes due 2028	—	400,000
Principal payments on long-term debt	(7,500)	(5,000)
Repurchases of senior notes	—	(3,657)
Payments of origination costs and fees	(5,111)	(5,324)
Tax withholdings related to share-based payments	(1,612)	(6,142)
Distributions to noncontrolling interests	(17,412)	(1,172)
Net increase/(decrease) in interest-bearing deposits	5,058	(9,869)
Net cash provided by financing activities	203,826	208,496
Effect of exchange rates on cash	1,082	6,216
Net increase in cash, cash equivalents and restricted cash	6,225	39,906
Cash, cash equivalents and restricted cash, beginning of period	113,692	84,759
Cash, cash equivalents and restricted cash, end of period	$119,917	$124,665

Supplemental disclosure of cash flow information:
Cash paid for interest	$116,575	$51,652
Cash paid for income taxes	15,326	20,859
Reconciliation to Balance Sheet accounts:
Cash and cash equivalents	$118,865	$111,375
Restricted cash included in Other assets	1,052	13,290
Cash, cash equivalents and restricted cash	$119,917	$124,665

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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q, and therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of June 30, 2024, its Consolidated Income Statements and Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, and its Consolidated Statements of Changes in Equity and Statements of Cash Flows for the six months ended June 30, 2024 and 2023, have been included. The Consolidated Financial Statements include the accounts of PRA Group and other entities in which the Company has a controlling interest. All significant intercompany accounts and transactions have been eliminated.
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). For further discussion of the Company's significant accounting policies, refer to Note 1 to the Consolidated Financial Statements in the 2023 Form 10-K. There were no material changes to these policies during the three months ended June 30, 2024.
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could differ from those estimates and assumptions, and the Company's Consolidated Income Statements for the three and six months ended June 30, 2024 may not be indicative of future results.
Reclassification of prior year presentation: In the Consolidated Statements of Cash Flows, certain prior period amounts have been reclassified for consistency with the current period presentation.
2. Finance Receivables, net:
Finance receivables, net consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Amortized cost	$—	$—
Negative allowance for expected recoveries	3,820,186	3,656,598
Balance at end of period	$3,820,186	$3,656,598

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in the negative allowance for expected recoveries by portfolio segment for the three and six months ended June 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended June 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Balance at beginning of period	$3,298,092	$352,103	$3,650,195	$2,935,850	$350,647	$3,286,497
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	326,752	52,617	379,369	308,274	19,485	327,759
Foreign currency translation adjustment	(13,623)	205	(13,418)	23,380	4,034	27,414
Recoveries applied to negative allowance (2)	(226,247)	(43,033)	(269,280)	(198,897)	(39,361)	(238,258)
Changes in expected recoveries (3)	65,747	7,573	73,320	17,798	3,338	21,136
Balance at end of period	$3,450,721	$369,465	$3,820,186	$3,086,405	$338,143	$3,424,548

	Six Months Ended June 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Balance at beginning of period	$3,295,214	$361,384	$3,656,598	$2,936,207	$358,801	$3,295,008
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	545,409	79,777	625,186	515,595	42,389	557,984
Foreign currency translation adjustment	(63,750)	(1,902)	(65,652)	43,216	8,082	51,298
Recoveries applied to negative allowance (2)	(441,463)	(79,477)	(520,940)	(385,283)	(78,683)	(463,966)
Changes in expected recoveries (3)	115,311	9,683	124,994	(23,330)	7,554	(15,776)
Balance at end of period	$3,450,721	$369,465	$3,820,186	$3,086,405	$338,143	$3,424,548
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three and six months ended June 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended June 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$2,402,148	$279,417	$2,681,565	$2,217,262	$91,940	$2,309,202
Noncredit discount	(316,934)	(23,186)	(340,120)	(240,532)	(6,742)	(247,274)
Allowance for credit losses at acquisition	(1,758,462)	(203,614)	(1,962,076)	(1,668,456)	(65,713)	(1,734,169)
Purchase price	$326,752	$52,617	$379,369	$308,274	$19,485	$327,759

	Six Months Ended June 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$4,110,779	$393,633	$4,504,412	$3,725,226	$196,750	$3,921,976
Noncredit discount	(548,319)	(36,628)	(584,947)	(391,043)	(14,784)	(405,827)
Allowance for credit losses at acquisition	(3,017,051)	(277,228)	(3,294,279)	(2,818,588)	(139,577)	(2,958,165)
Purchase price	$545,409	$79,777	$625,186	$515,595	$42,389	$557,984

PRA Group, Inc.
Notes to Consolidated Financial Statements
The initial negative allowance recorded on portfolio acquisitions for the three and six months ended June 30, 2024 and 2023 was as follows (amounts in thousands):

	Three Months Ended June 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,758,462)	$(203,614)	$(1,962,076)	$(1,668,456)	$(65,713)	$(1,734,169)
Writeoffs, net	1,758,462	203,614	1,962,076	1,668,456	65,713	1,734,169
Expected recoveries	326,752	52,617	379,369	308,274	19,485	327,759
Initial negative allowance for expected recoveries	$326,752	$52,617	$379,369	$308,274	$19,485	$327,759

	Six Months Ended June 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(3,017,051)	$(277,228)	$(3,294,279)	$(2,818,588)	$(139,577)	$(2,958,165)
Writeoffs, net	3,017,051	277,228	3,294,279	2,818,588	139,577	2,958,165
Expected recoveries	545,409	79,777	625,186	515,595	42,389	557,984
Initial negative allowance for expected recoveries	$545,409	$79,777	$625,186	$515,595	$42,389	$557,984
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the three and six months ended June 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended June 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries (a)	$423,659	$54,911	$478,570	$373,178	$49,370	$422,548
Less - amounts reclassified to portfolio income	197,412	11,878	209,290	174,281	10,009	184,290
Recoveries applied to negative allowance	$226,247	$43,033	$269,280	$198,897	$39,361	$238,258

	Six Months Ended June 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries (a)	$829,972	$102,314	$932,286	$737,414	$99,084	$836,498
Less - amounts reclassified to portfolio income	388,509	22,837	411,346	352,131	20,401	372,532
Recoveries applied to negative allowance	$441,463	$79,477	$520,940	$385,283	$78,683	$463,966
(a) Recoveries include cash collections, buybacks and other cash-based adjustments.
(3) Changes in expected recoveries
The Company develops its estimates of expected recoveries by applying discounted cash flow methodologies to its estimated remaining collections and recognizes income over the estimated life of the pool at the constant effective interest rate of the pool. For additional information about these methodologies, refer to Note 1 to the Consolidated Financial Statements in the 2023 Form 10-K.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in expected recoveries for the three months ended June 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended June 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries received in excess of forecast	$46,830	$7,430	$54,260	$21,536	$3,812	$25,348
Changes in expected future recoveries	18,917	143	19,060	(3,738)	(474)	(4,212)
Changes in expected recoveries	$65,747	$7,573	$73,320	$17,798	$3,338	$21,136
Changes in expected recoveries for the three months ended June 30, 2024 were $73.3 million, which included $54.3 million in recoveries received in excess of forecast (cash collections overperformance), due mainly to collections performance in the U.S., driven in large part by the Company's cash-generating initiatives, coupled with collections performance in Europe. Changes in expected future recoveries of $19.1 million mainly reflect the Company's assessment of certain pools in the U.S. and Europe, resulting in an increase to the expected cash flows based primarily on overperformance in recent periods. The increase in expected cash flows was driven in large part by forecast increases to the 2013 to 2019 U.S. Core pools, as well as increases to a number of pools in Europe.
Changes in expected recoveries for the three months ended June 30, 2023 were a net positive $21.1 million. This included $25.3 million in recoveries received in excess of forecast (cash collections overperformance) and a $4.2 million negative adjustment to changes in expected future recoveries. The $25.3 million in recoveries received in excess of forecast was largely due to overperformance generated from larger than expected one-time payments in Europe and performance on new vintages in South America.
Changes in expected recoveries for the six months ended June 30, 2024 and 2023 were as follows (amounts in thousands):

	Six Months Ended June 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries received in excess of forecast	$80,748	$9,350	$90,098	$21,823	$7,363	$29,186
Changes in expected future recoveries	34,563	333	34,896	(45,153)	191	(44,962)
Changes in expected recoveries	$115,311	$9,683	$124,994	$(23,330)	$7,554	$(15,776)
Changes in expected recoveries for the six months ended June 30, 2024 were $125.0 million, which included $90.1 million in recoveries received in excess of forecast, due mainly to collections performance in the U.S., driven in large part by the Company's cash-generating initiatives, coupled with collections performance in Brazil and Europe. Changes in expected future recoveries of $34.9 million mainly reflect the Company's assessment of certain pools in the U.S. and Europe, resulting in an increase to the expected cash flows based primarily on overperformance in recent periods. The increase in expected cash flows was driven in large part by forecast increases to the 2013 to 2019 U.S. Core pools, as well as increases to a number of pools in Europe.
Changes in expected recoveries for the six months ended June 30, 2023 were a net negative $15.8 million. This included $29.2 million in recoveries received in excess of forecast (cash collections overperformance), primarily due to strong performance in Europe and South America, and a $45.0 million negative adjustment to changes in expected future recoveries. The changes in expected future recoveries reflect the Company's assessment of certain pools, which resulted in a reduction of expected cash flows due to collections performance in U.S. call centers resulting from weaker economic conditions.

PRA Group, Inc.
Notes to Consolidated Financial Statements
3. Investments:
Investments consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Debt securities
Available-for-sale	$47,918	$59,470
Equity securities
Private equity funds	2,281	2,451
Equity method investment	9,420	10,483
Total investments	$59,619	$72,404
Debt Securities
Government securities: As of June 30, 2024, the Company's available-for-sale debt securities consisted of Swedish treasury securities maturing within one year. As of June 30, 2024 and December 31, 2023, the amortized cost and fair value of these investments were as follows (amounts in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$47,741	$177	$—	$47,918

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Available-for-sale
Government securities	$59,404	$66	$—	$59,470
Equity Method Investment
The Company has an 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil, accounted for under the equity method.
4. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist, with the most recent annual review performed as of October 1, 2023. The Company performed a quarterly assessment by evaluating whether any triggering events had occurred as of June 30, 2024, which included considering current market conditions, and determined that goodwill was not more-likely-than-not impaired. Changes in goodwill for the three and six months ended June 30, 2024 and 2023, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance as of beginning of period	$411,846	$420,647	$431,564	$435,921
Foreign currency translation	3,800	(5,742)	(15,918)	(21,016)
Balance as of end of period	$415,646	$414,905	$415,646	$414,905

PRA Group, Inc.
Notes to Consolidated Financial Statements
5. Borrowings:
Borrowings consisted of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
North American revolving credit facility (1)	$219,305	$396,303
United Kingdom revolving credit facility (2)	495,665	502,847
European revolving credit facility (3)	533,653	538,565
North American term loan (4)	435,000	442,500
Credit facility borrowings	1,683,623	1,880,215
Senior Notes due 2025 (the "2025 Notes")	298,000	298,000
Senior Notes due 2028 (the "2028 Notes")	398,000	398,000
Senior Notes due 2029 (the "2029 Notes")	350,000	350,000
Senior Notes due 2030 (the "2030 Notes")	400,000	—
Senior notes	1,446,000	1,046,000
Credit facility borrowings and senior notes	3,129,623	2,926,215
Debt discount and issuance costs	(15,846)	(11,945)
Borrowings	$3,113,777	$2,914,270
(1)Revolving credit facility under the Company's North American Revolving Credit and Term Loan (the "North American Credit Agreement"), which includes an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), consisting of (i) a fully-funded $435.0 million term loan (the "Term Loan"), (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility, maturing on July 30, 2026.
(2)Revolving credit facility under the Company's United Kingdom ("UK") Credit Agreement (the "UK Credit Agreement"), consisting of an $800.0 million revolving credit facility (subject to a borrowing base) and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions, maturing on July 30, 2026.
(3)Revolving credit facility under the Company's European Credit Agreement (the "European Credit Agreement"), providing revolving borrowings for an aggregate amount of approximately €730.0 million (subject to the borrowing base and applicable debt covenants) and an accordion feature for up to €500.0 million, subject to certain conditions, maturing on November 23, 2027. As of June 30, 2024, after an increase in the limit during the prior quarter, interest bearing deposits in AK Nordic AB cannot exceed SEK2.2 billion.
(4)Term Loan under the North American Credit Agreement.
During the three months ended June 30, 2024, the Company repaid $395.9 million aggregate principal amount of outstanding borrowings under the North American revolving credit facility with the net proceeds from the issuance of the 2030 Notes. For additional details about the North American Credit Agreement, the UK Credit Agreement, the European Credit Agreement and the Company's senior notes, refer to Note 7 to the Consolidated Financial Statements in the 2023 Form 10-K and description of the 2030 Notes below.
The Company determined that it was in compliance with the covenants contained in its financing arrangements as of June 30, 2024.
2030 Notes
On May 20, 2024, the Company completed the private offering of $400.0 million in aggregate principal amount of its 8.875% Senior Notes due January 31, 2030. The 2030 Notes were issued pursuant to an Indenture dated May 20, 2024 (the "2024 Indenture"), between the Company and Regions Bank, as trustee. The 2024 Indenture contains customary terms and covenants, including certain events of default after which the 2030 Notes may be due and payable immediately. The 2030 Notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American Credit Agreement, subject to certain exceptions. Interest on the 2030 Notes is payable semi-annually, in arrears, on January 31 and July 31 of each year.
Before June 1, 2026, the Company may redeem the 2030 Notes, in whole or in part, at a price equal to 100% of the aggregate principal amount of the 2030 Notes being redeemed, plus the applicable "make whole" premium. On or before June 1, 2026, the Company may redeem up to 40% of the aggregate principal amount of the 2030 Notes at a redemption price of 108.875% plus accrued and unpaid interest with the net cash proceeds of a public offering of common stock of the Company provided, that at least 60% in aggregate principal amount of the 2030 Notes remains outstanding immediately after the occurrence of such redemption and that such redemption will occur within 90 days of the date of the closing of such public offering.

PRA Group, Inc.
Notes to Consolidated Financial Statements
In addition, on or after June 1, 2026, the Company may redeem the 2030 Notes, in whole or in part, at a price equal to 104.438% of the aggregate principal amount of the 2030 Notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning June 1 of each year to 102.219% for 2027 and then 100% for 2028 and thereafter.
In the event of a change of control, each holder will have the right to require the Company to repurchase all or any part of such holder's 2030 Notes at an offer price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the 2030 Notes at 100% of their principal amount plus accrued and unpaid interest.
6. Derivatives:
The Company periodically enters into derivative financial instruments; typically interest rate swaps and foreign currency contracts, to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. Derivative financial instruments are recognized at fair value in the Company's Consolidated Balance Sheets. For further discussion of the Company's use of, and accounting policies for, derivative instruments, refer to Notes 1 and 8 to the Consolidated Financial Statements in the 2023 Form 10-K. The following table summarizes the fair value of derivative financial instruments as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024		December 31, 2023
	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$17,570	Other assets	$21,770
Interest rate contracts	Other liabilities	5,379	Other liabilities	11,627
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	890	Other assets	1,007
Foreign currency contracts	Other liabilities	506	Other liabilities	8,776
Derivatives Designated as Hedging Instruments:
Changes in the fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of June 30, 2024 and December 31, 2023, the notional amount of interest rate contracts designated as cash flow hedging instruments was $813.6 million and $872.3 million, respectively. Derivatives designated as cash flow hedging instruments remained highly effective as of June 30, 2024, and have remaining terms from six months to four years. As of June 30, 2024, the Company estimates that $11.5 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months.
The following tables summarize the effects of derivatives designated as cash flow hedging instruments for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Gain recognized in OCI, net of tax
	Three Months Ended June 30,		Six Months Ended June 30,
Hedging instrument	2024	2023	2024	2023
Interest rate contracts	$2,860	$10,771	$9,930	$10,142

	Gain reclassified from OCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Income statement account	2024	2023	2024	2023
Interest expense, net	$5,532	$6,670	$11,206	$12,168
During the three months ended June 30, 2024, the Company elected certain of the optional expedients in accordance with ASU 2021-01, "Reference Rate Reform (Topic 848): Overall" ("ASU 2021-01"), and ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" (“ASU 2022-06”), to maintain cash flow hedge accounting for interest contracts with a combined notional amount of CAD 33.2 million.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Derivatives Not Designated as Hedging Instruments:
The Company enters into foreign currency contracts to economically hedge foreign currency remeasurement exposure related to certain balances denominated in currencies other than the functional currency of the Company or its international subsidiaries. Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of June 30, 2024 and December 31, 2023, the notional amount of foreign currency contracts was $290.3 million and $368.5 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

		Gain/(loss) recognized in income
Derivatives not designated as hedging instruments		Three Months Ended June 30,		Six Months Ended June 30,
	Income statement account	2024	2023	2024	2023
Foreign currency contracts	Foreign exchange gain/(loss), net	$726	$(7,589)	$826	$(15,287)
Foreign currency contracts	Interest expense, net	117	631	309	1,153
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
Financial Instruments Not Carried at Fair Value
As of June 30, 2024 and December 31, 2023, the carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (amounts in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$118,865	$118,865	$112,528	$112,528
Finance receivables, net	3,820,186	3,250,769	3,656,598	3,167,798
Financial liabilities:
Interest-bearing deposits	114,991	114,991	115,589	115,589
Revolving lines of credit	1,248,623	1,248,623	1,437,715	1,437,715
Term Loan (1)	435,000	435,000	442,500	442,500
Senior notes (1)	1,446,000	1,397,557	1,046,000	964,907
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
Financial Instruments Carried at Fair Value
As of June 30, 2024 and December 31, 2023, financial instruments measured at fair value on a recurring basis were as follows (amounts in thousands):

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$47,918	$—	$—	$47,918
Derivative contracts (recorded in Other assets)	—	18,460	—	18,460
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	5,885	—	5,885

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$59,470	$—	$—	$59,470
Derivative contracts (recorded in Other assets)	—	22,777	—	22,777
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	20,403	—	20,403
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
8. Accumulated Other Comprehensive Loss:
Reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023, were as follows (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Gain/(loss) on cash flow hedges	Income Statement account	2024	2023	2024	2023
Interest rate swaps	Interest expense, net	$5,532	$(6,670)	$11,206	$(12,168)
Income tax effect of item above (1)	Income tax expense/(benefit)	(1,378)	1,618	(2,790)	2,914
Total gain/(loss) on cash flow hedges		$4,154	$(5,052)	$8,416	$(9,254)
(1)Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.
Changes in Accumulated other comprehensive loss by component, after tax, for the three and six months ended June 30, 2024 and 2023, were as follows (amounts in thousands):

	Three Months Ended June 30,
	2024				2023
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance as of beginning of period	$111	$9,405	$(382,534)	$(373,018)	$(109)	$22,973	$(379,594)	$(356,730)
Other comprehensive gain/(loss) before reclassifications	65	2,861	(7,563)	(4,637)	(80)	10,771	3,091	13,782
Reclassifications, net	—	(4,154)	—	(4,154)	—	(5,052)	—	(5,052)
Net current period other comprehensive gain/(loss)	65	(1,293)	(7,563)	(8,791)	(80)	5,719	3,091	8,730
Balance as of end of period	$176	$8,112	$(390,097)	$(381,809)	$(189)	$28,692	$(376,503)	$(348,000)
(1)Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $0.4 million and $(1.9) million for the three months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30,
	2024				2023
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance at beginning of period	$65	$6,597	$(336,561)	$(329,899)	$(237)	$27,804	$(375,493)	$(347,926)
Other comprehensive gain/(loss) before reclassifications	111	9,931	(53,536)	(43,494)	48	10,142	(1,010)	9,180
Reclassifications, net	—	(8,416)	—	(8,416)	—	(9,254)	—	(9,254)
Net current period other comprehensive gain/(loss)	111	1,515	(53,536)	(51,910)	48	888	(1,010)	(74)
Balance at end of period	$176	$8,112	$(390,097)	$(381,809)	$(189)	$28,692	$(376,503)	$(348,000)
(1)Net of deferred taxes for unrealized gains from cash flow hedges $(2.7) million and $(9.5) million for the six months ended June 30, 2024 and 2023, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The following tables provide a reconciliation between the computation of basic and diluted EPS for the three and six months ended June 30, 2024 and 2023 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2024			2023
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$21,516	39,364	$0.55	$(3,804)	39,190	$(0.10)
Dilutive effect of nonvested share awards		182	(0.01)		—	—
Diluted EPS	$21,516	39,546	$0.54	$(3,804)	39,190	$(0.10)

	Six Months Ended June 30,
	2024			2023
	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$24,991	39,319	$0.64	$(62,433)	39,111	$(1.60)
Dilutive effect of nonvested share awards		178	(0.01)		—	—
Diluted EPS	$24,991	39,497	$0.63	$(62,433)	39,111	$(1.60)
10. Commitments and Contingencies:
Forward Flow Agreements:
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from six to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of June 30, 2024, the minimum purchase obligation under these forward flow agreements was not significant.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding as of June 30, 2024, where the range of loss can be estimated, was not material. As of June 30, 2024, there were no material developments in the legal proceedings included in Note 14 to the Consolidated Financial Statements in the 2023 Form 10-K, and there were no new material legal proceedings during the three months ended June 30, 2024.
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
The Company is currently evaluating both ASU 2023-07 and ASU 2023-09 to determine the impacts on its disclosures.

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
•the impact of a disease outbreak on the markets in which we operate and our ability to successfully manage the challenges associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns;
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
•our ability to manage our capital and liquidity needs effectively, including as a result of changes in credit or capital markets or adverse changes in our credit ratings, whether due to concerns about our industry in general, the financial condition of our competitors, or other factors;
•changes in interest or exchange rates;
•default by, or failure of, one or more of our counterparty financial institutions;
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
•"Changes in expected recoveries" refers to the differences of actual recoveries received when compared to expected recoveries and the net present value of changes in estimated remaining collections.
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

For the second quarter of 2024, we generated:	Year-to-date June 30, 2024, we generated:
•Total portfolio purchases of $379.4 million.	•Total portfolio purchases of $625.2 million.
•Total cash collections of $473.9 million.	•Total cash collections of $923.4 million.
•Cash efficiency ratio of 58.9%.	•Cash efficiency ratio of 58.4%.
•Diluted earnings per share of $0.54.	•Diluted earnings per share of $0.63.
•ERC of $6.8 billion as of June 30, 2024.
With continued focus on our strategic roadmap - optimizing investments, driving operational execution and managing expenses - we took another important step in demonstrating the turnaround of our U.S. business in the second quarter of 2024, delivering against our financial and operational targets for the year and positioning the Company for future growth.
Total portfolio purchases of $379.4 million during the quarter represented our third-highest quarterly level of purchases over the past five years. Cash collections increased 13.0% compared to the second quarter of 2023, reflecting higher recent purchasing levels and the positive impact of cash-generating initiatives in the U.S., as well as continued collections growth in our European business.
Looking ahead, we expect portfolio purchases to remain strong through the remainder of the year and cash collections to sustain the growth rate observed during the first half of 2024. We also expect that cash efficiency for the year will be approximately 60%, as our strategies driving operational improvements and effectiveness are partially offset by the investments in our legal collections channel.
Americas
In the U.S., we continued to capitalize on strong levels of portfolio supply, driven by higher industry credit card balances and rising delinquency and charge-off rates, with U.S. portfolio purchases reaching $206.8 million for the quarter. Although certain customer segments appear to be experiencing stress from high interest rates and inflation, we have seen significant growth in the number of committed payment plans from our customer base. In our U.S. call centers, we made significant enhancements to our operating processes during the quarter, and in the legal collections channel, we have leveraged our internal resources and expanded the use of external resources to generate incremental cash collections. To support increased buying in the U.S., we have expanded our call center staffing, focusing on offshoring initiatives to counter the expense impact, and more than 25% of collectors supporting our U.S. business are now based offshore. In Brazil, we have continued to leverage our partnerships in the market to invest in a significant amount of portfolios, realizing solid rates of return on our investments.
Europe
In Europe, strong supply in the spot market led to a record amount of second quarter purchases, spanning all of our major markets, and since Europe is primarily a spot-driven market, volumes are dependent on seller strategies and timing. Although the consumer environment in Europe reflects some of the same economic factors as the U.S., we are also experiencing some positive trends, with the proportion of paying customers remaining stable and larger payments in certain markets starting to show signs of improvement. We also just marked the 10-year anniversary of our acquisition of Aktiv Capital A.S. in 2014, which elevated the Company from a primarily U.S.-based organization to a global enterprise with a diverse European footprint.

Summary of Selected Financial Data

As of or for the period ended (in thousands, except per share, ratio, headcount data or where otherwise noted)	Second Quarter			Year-to-Date
	2024	2023	% Change	2024	2023	% Change
Income statement
Portfolio income	$209,290	$184,290	13.6%	$411,346	$372,532	10.4%
Changes in expected recoveries	73,320	21,136	246.9	124,994	(15,776)	892.3
Total operating expenses	195,007	163,675	19.1	384,197	352,789	8.9
Interest expense, net	55,353	43,022	28.7	107,631	81,305	32.4
Income tax expense/(benefit)	8,702	1,578	451.5	11,088	(17,105)	164.8
Net income/(loss) attributable to PRA Group	21,516	(3,804)	665.6	24,991	(62,433)	140.0
Common share data
Diluted earnings per share	$0.54	$(0.10)	640.0%	$0.63	$(1.60)	139.4%
Diluted average common shares outstanding	39,546	39,190	0.9	39,497	39,111	1.0
Common shares outstanding (period-end)	39,417	39,242	0.4
Portfolio volumes
Total portfolio purchases	$379,369	$327,759	15.7%	$625,186	$557,984	12.0%
Total cash collections	473,882	419,319	13.0	923,400	830,603	11.2
Estimated remaining collections (period-end)	6,802,246	5,903,770	15.2
Balance sheet (period-end)
Finance receivables, net	$3,820,186	$3,424,548	11.6%
Borrowings	3,113,777	2,739,667	13.7
Total stockholders' equity - PRA Group, Inc.	1,145,463	1,165,525	(1.7)
Performance data and ratios
Cash efficiency ratio (1)	58.9%	61.2%	(3.8)%	58.4%	57.8%	1.0%
Net income/(loss) attributable to PRA Group (last 12 months)	$3,945	$(21,740)	118.1
Adjusted EBITDA (last 12 months) (2)	1,065,186	993,317	7.2
Return on average Total stockholders' equity - PRA Group (3)	7.6%	(1.3)%	684.6	4.4%	(10.5)%	141.9
Return on average tangible equity (4)	11.9%	(2.0)%	695.0	6.9%	(16.5)%	141.8
Credit facility availability (period-end)
Availability based on current ERC	$741,927	$332,491	123.1%
Additional availability	706,614	1,116,113	(36.7)
Total availability	1,448,541	1,448,604	—
Headcount (period-end)
Full-time equivalents	3,158	3,145	0.4%
(1)Calculated by dividing cash receipts less operating expenses by cash receipts.
(2)Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Net Income/(loss) attributable to PRA Group, the most directly comparable financial measure calculated and reported in accordance with GAAP, to Adjusted EBITDA.
(3)Calculated by dividing annualized net income income/(loss) attributable to PRA Group by average Total stockholders' equity - PRA Group for the period.
(4)Return on average tangible equity ("ROATE") is a non-GAAP financial measure. Average tangible equity ("ATE") is also a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Total stockholders' equity - PRA Group, the most directly comparable financial measure calculated and reported in accordance with GAAP, to ATE.

Results of Operations
Three and six months ended June 30, 2024 ("Q2 2024" and "2024 year-to-date") compared to three and six months ended June 30, 2023 ("Q2 2023" and "2023 year-to-date").
Cash Collections
Cash collections were as follows for the periods indicated (amounts in thousands):

	Second Quarter				Year-to-Date
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Americas and Australia Core	$263,828	$220,886	$42,942	19.4%	$520,689	$448,846	$71,843	16.0%
Americas Insolvency	26,971	26,384	587	2.2	52,179	52,135	44	0.1
Europe Core	156,739	149,324	7,415	5.0	302,672	283,329	19,343	6.8
Europe Insolvency	26,344	22,725	3,619	15.9	47,860	46,293	1,567	3.4
Cash collections	$473,882	$419,319	$54,563	13.0%	$923,400	$830,603	$92,797	11.2%
Cash collections adjusted (1)	$473,882	$418,272	$55,610	13.3%	$923,400	$837,316	$86,084	10.3%
(1)Cash collections adjusted refers to prior year period foreign currency cash collections remeasured at average U.S. dollar exchange rates for the current year period.
Cash collections were $473.9 million in Q2 2024, an increase of $54.6 million, or 13.0%, compared to $419.3 million in Q2 2023. The increase was primarily due to an increase in U.S. Core cash collections of $42.4 million, mainly due to the impact of higher recent purchasing levels and our cash-generating initiatives, particularly in the legal collections channel. Also contributing to the increase were increased cash collections in Europe of $11.0 million, primarily due to higher recent purchasing levels.
Year-to-date cash collections increased by $92.8 million, or 11.2%, reflecting an increase of $63.6 million in U.S. Core cash collections and higher cash collections in Europe and Brazil of $20.9 million and $6.6 million, respectively. The increase in cash collections was primarily due to the same factors impacting the second quarter comparison as described above.
Portfolio Revenue
Total portfolio revenue was as follows for the periods indicated (amounts in thousands):

	Second Quarter				Year-to-Date
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Portfolio income	$209,290	$184,290	$25,000	13.6%	$411,346	$372,532	$38,814	10.4%
Changes in expected recoveries	73,320	21,136	52,184	246.9	124,994	(15,776)	140,770	892.3
Total portfolio revenue	$282,610	$205,426	$77,184	37.6%	$536,340	$356,756	$179,584	50.3%
Total portfolio revenue was $282.6 million in Q2 2024, an increase of $77.2 million, or 37.6%, compared to $205.4 million in Q2 2023. The increase was primarily due to an increase of $52.2 million in changes in expected recoveries, driven mainly by cash collections overperformance in the U.S., driven in large part by our cash-generating initiatives, including higher legal collections, as well as cash collections overperformance in Europe. Furthermore, in the U.S. and Europe, based primarily on overperformance in recent periods, there was a net increase to the ERC of certain pools in Q2 2024 compared to a net decrease in Q2 2023. The increase of $25.0 million in portfolio income was primarily due to the impact of higher purchasing and improved pricing in the U.S. and Europe beginning in 2023.
Year-to-date portfolio revenue increased by $179.6 million, or 50.3%, primarily due to an increase of $140.8 million in changes in expected recoveries, driven mainly by a net increase to the ERC of certain pools in the U.S., Europe and Brazil compared to a net decrease in the prior year period, as well as cash collections overperformance in the U.S. and Europe. The $38.8 million increase in portfolio income was primarily due to the impact of higher purchasing and improved pricing in the U.S. and Europe beginning in 2023.

Operating Expenses
Total operating expenses were as follows for the periods indicated (amounts in thousands):

	Second Quarter				Year-to-Date
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Compensation and employee services	$74,241	$65,788	$8,453	12.8%	$147,838	$148,191	$(353)	(0.2)%
Legal collection fees	13,762	9,551	4,211	44.1	25,874	18,389	7,485	40.7
Legal collection costs	35,274	21,522	13,752	63.9	61,965	45,467	16,498	36.3
Agency fees	21,008	17,677	3,331	18.8	40,731	35,055	5,676	16.2
Outside fees and services	18,124	18,262	(138)	(0.8)	43,174	43,206	(32)	(0.1)
Communication	11,577	10,117	1,460	14.4	24,155	20,644	3,511	17.0
Rent and occupancy	4,136	4,319	(183)	(4.2)	8,280	8,767	(487)	(5.6)
Depreciation and amortization	2,637	3,482	(845)	(24.3)	5,357	7,071	(1,714)	(24.2)
Other operating expenses	14,248	12,957	1,291	10.0	26,823	25,999	824	3.2
Total operating expenses	$195,007	$163,675	$31,332	19.1%	$384,197	$352,789	$31,408	8.9%
Compensation and employee services
Q2 2024 compensation and employee services expense increased $8.4 million, or 12.8%, mainly reflecting lower compensation accruals in Q2 2023. The Q2 2024 expense is comparable to the two most recent quarters and reflects our leveraging of third parties and offshore call centers to help offset the costs associated with a significant increase in account volumes and customer contacts. The 2024 year-to-date expense was largely consistent with the prior year period, decreasing by $0.4 million.
Legal collection fees
Legal collection fees represent contingent fees incurred for cash collections generated by our third-party attorney network. Q2 2024 fees increased $4.2 million, or 44.1%, mainly reflecting higher external legal collections within our U.S. Core portfolio. Increased external legal collections in the U.S. were also the primary driver of the $7.5 million, or 40.7%, increase for the year-to-date period.
Legal collection costs
Legal collection costs consist primarily of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Q2 2024 costs increased $13.8 million, or 63.9%, primarily due to increased activity in our U.S. legal collections channel, as well as the expansion of legal collection activities in Europe. The growth in legal collections activity also drove the $16.5 million, or 36.3%, increase for the year-to-date period.
Agency fees
Agency fees primarily represent third-party collection fees. Q2 2024 fees increased $3.3 million, or 18.8%, mainly reflecting higher fees paid on collections in Brazil. Collection fees in Brazil were also the primary driver of the $5.7 million, or 16.2%, increase for the year-to-date period.
Communication
Communication expense relates mainly to correspondence, network and calling costs associated with our cash-generating initiatives. An expansion in account volumes drove both the Q2 2024 increase of $1.5 million, or 14.4%, and the $3.5 million, or 17.0%, increase for the year-to-date period.

Interest Expense, Net
Interest expense, net was as follows for the periods indicated (amounts in thousands):

	Second Quarter				Year-to-Date
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest on debt obligations and unused line fees	$33,180	$25,154	$8,026	31.9%	$67,135	$46,978	$20,157	42.9%
Interest on senior notes	22,246	18,165	4,081	22.5	40,448	33,238	7,210	21.7
Coupon interest on convertible notes	—	2,013	(2,013)	(100.0)	—	5,032	(5,032)	(100.0)
Amortization of loan fees and other loan costs	2,331	2,384	(53)	(2.2)	4,531	4,825	(294)	(6.1)
Interest income	(2,404)	(4,694)	2,290	(48.8)	(4,483)	(8,768)	4,285	(48.9)
Interest expense, net	$55,353	$43,022	$12,331	28.7%	$107,631	$81,305	$26,326	32.4%
Interest expense, net was $55.4 million in Q2 2024, an increase of $12.4 million, or 28.8%, compared to $43.0 million in Q2 2023. Interest expense, net increased by $26.3 million, or 32.3%, for the year-to-date period. The main drivers of the increases in both the second quarter and year-to-date periods were higher average debt balances and increased interest rates.
Income Tax Expense/(Benefit)
Income tax expense was $8.7 million in Q2 2024 compared to $1.6 million in Q2 2023. In Q2 2024, our effective tax rate was 25.7% compared to 57.6% in Q2 2023. Year-to-date income tax expense was $11.1 million in 2024 compared to a tax benefit of $17.1 million in the prior year period. The 2024 year-to-date effective tax rate was 23.1% compared to an effective tax benefit rate of 24.5% in the prior year period. Higher income before taxes drove increased income tax expense in both the second quarter and year-to-date periods, and the effective tax rate comparison was impacted by higher income before taxes in the current year periods, as well as changes in the mix of income from different taxing jurisdictions and the timing and amount of discrete items.
Balance Sheet
Finance receivables, net
Finance receivables, net were $3.8 billion as of June 30, 2024, an increase of $163.6 million, or 4.5%, compared to $3.7 billion as of December 31, 2023. Portfolio acquisitions of $625.2 million and changes in expected recoveries of $125.0 million were partially offset by recoveries applied to the negative allowance of $520.9 million.
Compared to June 30, 2023, finance receivables, net increased by $395.6 million, resulting from portfolio acquisitions of $1.2 billion and changes in expected recoveries of $169.9 million, partially offset by recoveries applied to the negative allowance of $974.0 million.
Borrowings
Borrowings were $3.1 billion as of June 30, 2024, an increase of $199.5 million, or 6.8%, compared to $2.9 billion as of December 31, 2023. Net proceeds of $395.9 million from the issuance of our Senior Notes due 2030 ("2030 Notes") were partially offset by a net reduction of $189.1 million in the amount drawn under our revolving credit facilities.
Compared to June 30, 2023, borrowings increased by $374.1 million. This was primarily due to net proceeds of $395.9 million from the issuance of our 2030 Notes, partially offset by a net reduction of $13.7 million in the amount drawn under our revolving credit facilities.

Supplemental Performance Data
Finance Receivables Portfolio Performance
We purchase portfolios of nonperforming loans from a variety of credit originators, or acquire portfolios through strategic acquisitions, and segregate them into two main portfolio segments: Core or Insolvency, based on the status of the account upon acquisition. In addition, the accounts are segregated into geographical regions based upon where the account was acquired. Ultimately, accounts are aggregated into annual pools based on portfolio segment, geography and year of acquisition. Portfolios of accounts that were in an insolvency status at the time of acquisition are represented in the Insolvency tables below. All other acquisitions of portfolios of accounts are included in our Core portfolio tables as represented below. Once an account is initially segregated, it is not later transferred from an Insolvency pool to a Core pool, or vice versa, and the account continues to be accounted for as originally segregated regardless of any future changes in operational status. Specifically, if a Core account files for bankruptcy or insolvency protection after acquisition, we adjust our collection practices to comply with any respective bankruptcy or insolvency rules or policies; however, for accounting purposes, the account remains in the Core pool. In the event an Insolvency account is dismissed from its bankruptcy or insolvency status whether voluntarily or involuntarily, we are typically free to pursue alternative collection activities; however, the account remains in the Insolvency pool.
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
Further, there is an inverse relationship between the price we pay for a portfolio, the purchase price multiple and the effective interest rate of the pool. When we pay more for a portfolio, the purchase price multiple and effective interest rates are generally lower. The opposite tends to occur when we pay less for a portfolio. Certain types of accounts have lower collection costs, and we generally pay more for these types of accounts, resulting in a lower purchase price multiple but similar net income margins when compared with other portfolio purchases. Within a given portfolio type, when lower purchase price multiples are the result of more competitive pricing, this generally leads to lower profitability. As portfolio pricing becomes more favorable, our profitability will tend to increase. Profitability within given Core portfolio types may also be impacted by the age and quality of the accounts, which impact the cost to collect those accounts. Fresher accounts, for example, typically carry lower associated collection costs, while older accounts and lower balance accounts typically carry higher costs and, as a result, require higher purchase price multiples to achieve the same net profitability as fresher paper.
Revenue recognition is driven by estimates of the amount and timing of future cash collections. We record new portfolio acquisitions at the purchase price, which reflects the amount we expect to collect discounted at an effective interest rate. During the year of acquisition, portfolios are aggregated into annual pools, and the blended effective interest rate will change to reflect new buying and new cash flow estimates until the end of the year. At that time, the purchase price amount is fixed at the aggregated amounts paid to acquire the portfolio, the effective interest rate is fixed at the amount we expect to collect, discounted at the rate to equate purchase price to the recovery estimate, and the currency rates are fixed for purposes of comparability in future periods. Depending on the level of performance and expected future impacts from our operations, we may update ERC and TEC levels based on the results of our cash forecasting with a correlating adjustment to the purchase price multiple. We follow an established process to evaluate ERC, and we typically do not adjust our ERC and TEC until we gain sufficient collection experience with a pool of accounts. Over time, our TEC has often increased as pools have aged resulting in the ratio of TEC to purchase price for any given year of buying to gradually increase.
The numbers presented in the following tables represent gross cash collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all of the factors described above, readers should be cautious when making comparisons of purchase price multiples among periods and between types of categories of portfolio segments and related geographies.

Purchase Price Multiples as of June 30, 2024 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple (5)
Americas and Australia Core
1996-2013	$1,932,722	$5,745,296	$54,130	297%	233%
2014	404,117	893,611	28,903	221%	204%
2015	443,114	912,525	39,549	206%	205%
2016	455,767	1,088,320	60,856	239%	201%
2017	532,851	1,209,023	92,474	227%	193%
2018	653,975	1,508,340	134,993	231%	202%
2019	581,476	1,302,954	143,944	224%	206%
2020	435,668	952,248	165,787	219%	213%
2021	435,846	740,020	286,888	170%	191%
2022	406,082	707,943	364,784	174%	179%
2023	622,583	1,224,773	948,003	197%	197%
2024	373,421	787,310	759,217	211%	211%
Subtotal	7,277,622	17,072,363	3,079,528
Americas Insolvency
1996-2013	1,266,056	2,503,066	26	198%	159%
2014	148,420	218,933	46	148%	124%
2015	63,170	88,083	35	139%	125%
2016	91,442	118,282	232	129%	123%
2017	275,257	358,452	1,185	130%	125%
2018	97,879	136,147	942	139%	127%
2019	123,077	168,485	7,765	137%	128%
2020	62,130	91,590	20,018	147%	136%
2021	55,187	74,273	26,054	135%	136%
2022	33,442	47,143	29,305	141%	139%
2023	91,282	120,038	97,797	132%	135%
2024	48,783	71,770	68,932	147%	147%
Subtotal	2,356,125	3,996,262	252,337
Total Americas and Australia	9,633,747	21,068,625	3,331,865
Europe Core
2012-2013	40,742	72,662	1	178%	153%
2014	773,811	2,564,807	415,481	331%	208%
2015	411,340	755,061	134,415	184%	160%
2016	333,090	579,777	156,278	174%	167%
2017	252,174	369,070	101,373	146%	144%
2018	341,775	557,913	185,378	163%	148%
2019	518,610	848,086	321,430	164%	152%
2020	324,119	568,114	237,561	175%	172%
2021	412,411	701,265	387,655	170%	170%
2022	359,447	584,036	440,058	162%	162%
2023	410,593	692,794	574,106	169%	169%
2024	170,988	312,073	304,681	183%	183%
Subtotal	4,349,100	8,605,658	3,258,417
Europe Insolvency
2014	10,876	18,979	—	175%	129%
2015	18,973	29,381	—	155%	139%
2016	39,338	57,841	617	147%	130%
2017	39,235	51,992	1,116	133%	128%
2018	44,908	52,649	2,887	117%	123%
2019	77,218	113,418	14,448	147%	130%
2020	105,440	157,743	29,880	150%	129%
2021	53,230	73,783	26,655	139%	134%
2022	44,604	61,840	39,949	139%	137%
2023	46,558	64,255	53,764	138%	138%
2024	30,994	45,761	42,648	147%	147%
Subtotal	511,374	727,642	211,964
Total Europe	4,860,474	9,333,300	3,470,381
Total PRA Group	$14,494,221	$30,401,925	$6,802,246
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
(4)Non-U.S. amounts are presented at the June 30, 2024 exchange rate.
(5)The original purchase price multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information (1)
Amounts in thousands
	June 30, 2024 (year-to-date)				As of June 30, 2024
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables (3)
Americas and Australia Core
1996-2013	$18,065	$7,042	$11,887	$18,929	$16,523
2014	7,024	2,805	4,887	7,692	11,018
2015	8,806	3,405	7,303	10,708	16,993
2016	12,623	6,530	5,537	12,067	21,359
2017	20,755	9,295	6,625	15,920	38,305
2018	41,881	14,656	17,007	31,663	73,826
2019	43,863	17,389	7,800	25,189	80,381
2020	50,041	19,482	2,557	22,039	92,936
2021	56,615	27,707	(5,049)	22,658	152,803
2022	82,963	34,964	(3,612)	31,352	221,981
2023	149,967	87,582	13,175	100,757	531,229
2024	28,086	22,132	6,431	28,563	373,386
Subtotal	520,689	252,989	74,548	327,537	1,630,740
Americas Insolvency
1996-2013	518	65	454	519	—
2014	170	52	122	174	—
2015	112	19	74	93	20
2016	317	22	269	291	201
2017	1,548	104	1,493	1,597	1,060
2018	1,613	73	570	643	886
2019	10,306	663	(212)	451	7,445
2020	9,106	1,419	889	2,308	18,223
2021	8,214	1,670	501	2,171	22,789
2022	5,489	1,637	336	1,973	24,327
2023	11,945	5,781	(790)	4,991	76,235
2024	2,841	1,912	294	2,206	47,843
Subtotal	52,179	13,417	4,000	17,417	199,029
Total Americas and Australia	572,868	266,406	78,548	344,954	1,829,769
Europe Core
2012-2013	525	—	525	525	—
2014	50,594	35,965	13,941	49,906	97,962
2015	15,663	6,867	4,052	10,919	66,674
2016	13,878	6,576	2,459	9,035	88,195
2017	9,368	3,410	1,057	4,467	67,454
2018	19,334	6,884	3,837	10,721	118,792
2019	34,697	11,337	5,331	16,668	216,535
2020	25,522	9,654	2,912	12,566	146,420
2021	34,155	14,494	3,181	17,675	235,125
2022	39,130	15,455	755	16,210	276,388
2023	52,395	22,109	910	23,019	338,599
2024	7,411	2,770	1,803	4,573	167,839
Subtotal	302,672	135,521	40,763	176,284	1,819,983
Europe Insolvency
2014	86	—	86	86	—
2015	99	2	70	72	—
2016	468	64	166	230	184
2017	874	73	(5)	68	928
2018	1,919	155	(14)	141	2,599
2019	7,495	782	1,100	1,882	12,648
2020	13,446	1,559	1,011	2,570	27,211
2021	7,542	1,420	910	2,330	23,263
2022	7,167	1,984	915	2,899	32,264
2023	5,656	2,578	50	2,628	41,559
2024	3,108	802	1,394	2,196	29,778
Subtotal	47,860	9,419	5,683	15,102	170,434
Total Europe	350,532	144,940	46,446	191,386	1,990,417
Total PRA Group	$923,400	$411,346	$124,994	$536,340	$3,820,186
(1)     Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the June 30, 2024 exchange rate.

Cash Collections by Year, By Year of Purchase (1) as of June 30, 2024 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total
Americas and Australia Core
1996-2013	$1,932.7	$3,618.9	$660.3	$474.4	$299.7	$197.0	$140.3	$99.7	$64.7	$46.5	$36.0	$28.4	$18.1	$5,684.0
2014	404.1	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	22.3	15.0	11.8	7.0	856.1
2015	443.1	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	14.1	8.8	876.0
2016	455.8	—	—	—	138.7	256.5	194.6	140.6	105.9	74.2	38.4	24.9	12.6	986.4
2017	532.9	—	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	43.8	20.8	1,105.9
2018	654.0	—	—	—	—	—	122.7	361.9	337.7	239.9	146.1	92.9	41.9	1,343.1
2019	581.5	—	—	—	—	—	—	143.8	349.0	289.8	177.7	110.3	43.9	1,114.5
2020	435.7	—	—	—	—	—	—	—	132.9	284.3	192.0	125.8	50.0	785.0
2021	435.8	—	—	—	—	—	—	—	—	85.0	177.3	136.8	56.6	455.7
2022	406.1	—	—	—	—	—	—	—	—	—	67.7	195.4	83.0	346.1
2023	622.5	—	—	—	—	—	—	—	—	—	—	108.5	150.0	258.5
2024	373.4	—	—	—	—	—	—	—	—	—	—	—	28.0	28.0
Subtotal	7,277.6	3,618.9	753.0	844.8	837.1	860.9	945.1	1,141.4	1,271.8	1,206.9	946.0	892.7	520.7	13,839.3
Americas Insolvency
1996-2013	1,266.1	1,491.4	421.4	289.9	168.7	85.5	30.3	6.8	3.6	2.2	1.6	1.1	0.5	2,503.0
2014	148.4	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	1.1	0.7	0.4	0.2	218.8
2015	63.2	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	0.3	0.1	88.1
2016	91.4	—	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.8	0.9	0.3	119.0
2017	275.3	—	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	1.5	357.3
2018	97.9	—	—	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	1.6	135.1
2019	123.1	—	—	—	—	—	—	13.4	31.4	39.1	37.8	28.7	10.3	160.7
2020	62.1	—	—	—	—	—	—	—	6.5	16.1	20.4	19.5	9.1	71.6
2021	55.2	—	—	—	—	—	—	—	—	4.6	17.9	17.5	8.2	48.2
2022	33.4	—	—	—	—	—	—	—	—	—	3.2	9.2	5.5	17.9
2023	91.2	—	—	—	—	—	—	—	—	—	—	9.0	11.9	20.9
2024	48.8	—	—	—	—	—	—	—	—	—	—	—	2.9	2.9
Subtotal	2,356.1	1,491.4	458.4	344.2	249.8	222.5	207.9	180.9	155.3	147.4	129.4	104.2	52.1	3,743.5
Total Americas and Australia	9,633.7	5,110.3	1,211.4	1,189.0	1,086.9	1,083.4	1,153.0	1,322.3	1,427.1	1,354.3	1,075.4	996.9	572.8	17,582.8
Europe Core
2012-2013	40.7	27.7	14.2	5.5	3.5	3.3	3.3	2.4	1.9	1.8	1.4	1.0	0.5	66.5
2014	773.8	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.2	122.2	107.6	50.6	1,871.0
2015	411.3	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	33.8	15.7	575.2
2016	333.1	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	13.9	425.4
2017	252.2	—	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	9.4	243.7
2018	341.8	—	—	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	19.3	365.0
2019	518.6	—	—	—	—	—	—	48.0	125.7	121.4	89.8	75.1	34.7	494.7
2020	324.1	—	—	—	—	—	—	—	32.3	91.7	69.0	56.1	25.5	274.6
2021	412.4	—	—	—	—	—	—	—	—	48.5	89.9	73.0	34.2	245.6
2022	359.4	—	—	—	—	—	—	—	—	—	33.9	83.8	39.1	156.8
2023	410.6	—	—	—	—	—	—	—	—	—	—	50.2	52.4	102.6
2024	171.1	—	—	—	—	—	—	—	—	—	—	—	7.4	7.4
Subtotal	4,349.1	27.7	167.4	343.3	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.1	302.7	4,828.5
Europe Insolvency
2014	10.9	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.2	0.2	0.1	17.1
2015	19.0	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.6	0.4	0.1	26.7
2016	39.3	—	—	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	0.5	60.9
2017	39.2	—	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	0.9	48.7
2018	44.9	—	—	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	1.9	49.9
2019	77.2	—	—	—	—	—	—	5.0	21.1	23.9	21.0	17.5	7.5	96.0
2020	105.4	—	—	—	—	—	—	—	6.0	34.6	34.1	29.7	13.4	117.8
2021	53.2	—	—	—	—	—	—	—	—	5.5	14.4	14.7	7.5	42.1
2022	44.6	—	—	—	—	—	—	—	—	—	4.5	12.4	7.2	24.1
2023	46.7	—	—	—	—	—	—	—	—	—	—	4.2	5.7	9.9
2024	31.0	—	—	—	—	—	—	—	—	—	—	—	3.1	3.1
Subtotal	511.4	—	—	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.4	47.9	496.3
Total Europe	4,860.5	27.7	167.4	350.6	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.5	350.6	5,324.8
Total PRA Group	$14,494.2	$5,138.0	$1,378.8	$1,539.6	$1,492.0	$1,512.6	$1,625.2	$1,841.2	$2,005.6	$2,061.9	$1,728.9	$1,660.4	$923.4	$22,907.6
(1)Non-U.S. amounts are presented using the average exchange rates during the cash collections period.
(2)Includes the acquisition date finance receivables portfolios acquired through our business acquisitions.
(3)Non-U.S. amounts are presented at the exchange rate at the end of the year in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the year-end exchange rate for the respective year of purchase.

Estimated Remaining Collections
The following chart shows our ERC of $6.8 billion as of June 30, 2024 by geography (amounts in millions).
The following table displays our ERC by geography, year and account type for the 12 months ending June 30, for each year presented (amounts in thousands):

	ERC By Geography, Year and Account Type
	Americas and Australia Core	Americas Insolvency	Europe Core	Europe Insolvency	Total
2025	$928,042	$94,770	$524,121	$76,175	$1,623,108
2026	700,432	69,026	439,694	56,203	1,265,355
2027	455,416	47,272	367,523	37,434	907,645
2028	313,073	28,358	313,135	22,784	677,350
2029	215,407	11,485	268,778	11,617	507,287
2030	149,570	1,399	231,553	4,186	386,708
2031	103,206	27	200,387	1,360	304,980
2032	70,414	—	174,159	738	245,311
2033	47,987	—	151,829	526	200,342
2034	32,674	—	132,778	354	165,806
Thereafter	63,307	—	454,460	587	518,354
Total ERC	$3,079,528	$252,337	$3,258,417	$211,964	$6,802,246

Cash Collections
The following table displays our cash collections by geography and account type for the periods indicated (amounts in thousands):

	Cash Collections by Geography and Account Type
	Second Quarter				Year-to-Date
	2024		2023		2024		2023
Americas and Australia Core	$263,828	55.6%	$220,886	52.7%	$520,689	56.3%	$448,846	54.0%
Americas Insolvency	26,971	5.7	26,384	6.3	52,179	5.7	52,135	6.3
Europe Core	156,739	33.1	149,324	35.6	302,672	32.8	283,329	34.1
Europe Insolvency	26,344	5.6	22,725	5.4	47,860	5.2	46,293	5.6
Total cash collections	$473,882	100%	$419,319	100%	$923,400	100%	$830,603	100%
The following table displays our Core cash collections by geography and source for the periods indicated (amounts in thousands):

	Core Cash Collections by Geography and Source
	Second Quarter				Year-to-Date
	2024		2023		2024		2023
Americas and Australia
Call center and other	$149,693	56.7%	$138,507	62.7%	$304,147	58.4%	$283,105	63.1%
Legal	114,135	43.3	82,379	37.3	216,542	41.6	165,741	36.9
Core cash collections	$263,828	100%	$220,886	100%	$520,689	100%	$448,846	100%

Europe
Call center and other	$94,784	60.5%	$92,676	62.1%	$188,007	62.1%	$184,493	65.1%
Legal	61,955	39.5	56,648	37.9	114,665	37.9	98,836	34.9
Core cash collections	$156,739	100%	$149,324	100%	$302,672	100%	$283,329	100%

Total Company
Call center and other	$244,477	58.1%	$231,183	62.4%	$492,154	59.8%	$467,598	63.9%
Legal	176,090	41.9	139,027	37.6	331,207	40.2	264,577	36.1
Total Core cash collections	$420,567	100%	$370,210	100%	$823,361	100%	$732,175	100%
Seasonality
Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.
Portfolio Acquisitions
The following table displays our portfolio acquisitions by geography and account type for the periods indicated (amounts in thousands):

	Portfolio Acquisitions by Geography and Account Type
	Second Quarter				Year-to-Date
	2024		2023		2024		2023
Americas and Australia Core	$198,761	52.4%	$171,440	52.4%	$373,421	59.7%	$288,307	51.7%
Americas Insolvency	26,627	7.0	12,189	3.7	48,783	7.8	27,890	5.0
Europe Core	127,991	33.7	136,834	41.7	171,988	27.5	227,288	40.7
Europe Insolvency	25,990	6.9	7,296	2.2	30,994	5.0	14,499	2.6
Total portfolio acquisitions	$379,369	100%	$327,759	100%	$625,186	100%	$557,984	100%

Portfolio Acquisitions by Major Asset Type and Delinquency Category (U.S. Only)
The following tables categorize our U.S. portfolio acquisitions by major asset type and delinquency category for the periods indicated (amounts in thousands):

	U.S. Portfolio Acquisitions by Major Asset Type
	Second Quarter				Year-to-Date
	2024		2023		2024		2023
Major Credit Cards	$67,505	32.6%	$41,605	28.5%	$126,563	32.1%	$54,839	21.5%
Private Label Credit Cards	117,612	56.9	76,306	52.4	227,499	57.7	142,958	56.0
Consumer Finance	4,292	2.1	26,809	18.4	10,539	2.7	54,860	21.5
Auto Related	17,381	8.4	1,012	0.7	29,450	7.5	2,493	1.0
Total	$206,790	100%	$145,732	100%	$394,051	100%	$255,150	100%

	U.S. Portfolio Acquisitions by Delinquency Category
	Second Quarter				Year-to-Date
	2024		2023		2024		2023
Fresh (1)	$111,786	62.0%	$89,767	67.2%	$216,290	62.6%	$159,820	70.3%
Primary (2)	2,684	1.5	5,378	4.0	5,185	1.5	9,241	4.1
Secondary (3)	63,016	35.0	25,800	19.3	115,871	33.6	43,589	19.2
Other (4)	2,677	1.5	12,598	9.5	7,922	2.3	14,610	6.4
Total Core	180,163	100%	133,543	100%	345,268	100%	227,260	100%
Insolvency	26,627		12,189		48,783		27,890
Total	$206,790		$145,732		$394,051		$255,150
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
The following table provides a reconciliation of Net income/(loss) attributable to PRA Group, Inc. as reported in accordance with GAAP to Adjusted EBITDA for the periods indicated (amounts in thousands):

	Last Twelve Months Ended	Year Ended
	June 30, 2024	December 31, 2023
Net income/(loss) attributable to PRA Group, Inc.	$3,945	$(83,477)
Adjustments:
Income tax expense/(benefit)	12,060	(16,133)
Foreign exchange loss/(gain)	3	(289)
Interest expense, net	208,050	181,724
Other expense (1)	1,224	1,944
Depreciation and amortization	11,662	13,376
Impairment of real estate	5,239	5,239
Net income attributable to noncontrolling interests	18,909	16,723
Recoveries applied to negative allowance less changes in expected recoveries	804,094	887,891
Adjusted EBITDA	$1,065,186	$1,006,998
(1)Other expense reflects non-operating activities.
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
The following table displays our ROATE and provides a reconciliation of Total stockholders' equity - PRA Group, Inc. as reported in accordance with GAAP to ATE for the periods indicated (amounts in thousands, except for ratio data):

			Average Balance
	Balance at Period End		Second Quarter		Year-to-Date
	June 30, 2024	June 30, 2023	2024	2023	2024	2023
Total stockholders' equity - PRA Group, Inc.	$1,145,463	$1,165,525	$1,137,395	$1,161,934	$1,147,300	$1,183,843
Less: Goodwill	415,646	414,905	413,746	417,776	419,685	423,824
Less: Other intangible assets	1,597	1,836	1,632	1,835	1,668	1,839
Average tangible equity			$722,017	$742,323	$725,947	$758,180
Net income/(loss) attributable to PRA Group, Inc.			$21,516	$(3,804)	$24,991	$(62,433)
Return on average tangible equity (1)			11.9%	(2.0)%	6.9%	(16.5)%
(1)Based on annualized Net income/(loss) attributable to PRA Group, Inc.

Liquidity and Capital Resources
We actively manage our liquidity to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of June 30, 2024, cash and cash equivalents totaled $118.9 million, of which $103.1 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. For additional information about the unremitted earnings of our international subsidiaries, refer to Note 13 to our Consolidated Financial Statements in the 2023 Form 10-K.
Borrowings. As of June 30, 2024, we had the following committed amounts, borrowings and availability under our credit facilities (amounts in thousands):

			Availability
	Committed Amounts	Borrowings	Availability Based on Current ERC (1)	Additional Availability (2)	Total Availability
North American revolving credit	$1,075,000	$219,305	$446,076	$409,619	$855,695
UK revolving credit	800,000	495,665	69,182	235,153	304,335
European revolving credit	822,164	533,653	226,669	61,842	288,511
Term loan	435,000	435,000	—	—	—
Senior notes	1,446,000	1,446,000	—	—	—
Less: Debt discounts and issuance costs	—	(15,846)	—	—	—
Total	$4,578,164	$3,113,777	$741,927	$706,614	$1,448,541
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
Interest-bearing deposits. As of June 30, 2024, interest-bearing deposits totaled $115.0 million. Under our European revolving credit facility, our interest-bearing deposit funding is limited to SEK 2.2 billion (the equivalent of $207.5 million in U.S. dollars as of June 30, 2024).
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
As of June 30, 2024, we have forward flow agreements in place with an estimated purchase price of approximately $385.6 million over the next 12 months. This total can vary significantly based on the remaining terms and renewal dates of the agreements and is comprised of $272.1 million for the Americas and Australia and $113.5 million for Europe. These amounts represent our estimated forward flow purchases over the next 12 months under the agreements in place, based on projections and other factors, including sellers' estimates of future flow sales, and are dependent on actual delivery by the sellers. Accordingly, amounts purchased under these agreements may vary significantly. In addition to these agreements, we may also enter into new or renewed forward flow commitments and/or close on spot purchase transactions.

Borrowings. As of June 30, 2024, we had $3.1 billion in outstanding borrowings. The estimated interest, unused fees and principal payments for the next 12 months are $223.8 million, of which $10.0 million relates to principal on our term loan. After 12 months, principal payments on our debt are due from between one and six years. Many of our financing arrangements include covenants with which we must comply, and as of June 30, 2024, we determined that we were in compliance with these covenants.
We intend to borrow $298.0 million under our North American revolving credit agreement on or about September 1, 2024 to redeem our Senior Notes due 2025, which, all other effects being equal, would cause a corresponding decrease to the availability under our credit facilities.
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
Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or other methods, subject to market and/or other conditions and applicable regulatory requirements. Repurchases are also subject to restrictive covenants contained in our credit facilities and the indentures that govern our senior notes. There were no repurchases during the second quarter of 2024, and as of June 30, 2024, we had $67.7 million remaining for share repurchases under the program.
Leases. Our leases have remaining terms from one to 12 years. As of June 30, 2024, we had $46.7 million in lease liabilities, of which $9.2 million is due within the next 12 months. For additional information about our leases, refer to Note 5 to our Consolidated Financial Statements in the 2023 Form 10-K.
Derivatives. We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of June 30, 2024, we had $5.9 million of derivative liabilities, of which $0.5 million matures within one year. The remaining $5.4 million matures in 2028. For additional information, see Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Investments. As of June 30, 2024, we held $47.9 million in Swedish treasury securities to meet the liquidity requirements of the Swedish Financial Services Authority for our banking subsidiary, AK Nordic AB.
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
Cash Flow Analysis
The following table summarizes our cash flow activity for 2024 year-to-date compared to the prior year period (amounts in thousands):

	Year-to-Date
	2024	2023	$ Change
Net cash provided by/(used in):
Operating activities	$(102,488)	$(80,839)	$(21,649)
Investing activities	(96,195)	(93,967)	(2,228)
Financing activities	203,826	208,496	(4,670)
Effect of exchange rate on cash	1,082	6,216	(5,134)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$6,225	$39,906	$(33,681)

Operating Activities
Net cash used in operating activities mainly reflects cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. To calculate net cash used in operating activities, net income/(loss) was adjusted for (i) non-cash items included in net income such as unrealized foreign currency transaction gains/(losses), changes in expected recoveries, depreciation and amortization, deferred taxes, fair value changes in equity securities, and stock-based compensation, as well as (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Cash used in operating activities was $102.5 million 2024 year-to-date compared to $80.8 million in the prior year period. Higher cash paid for interest and operating expenses was partially offset by higher cash collections recognized as income and a lower impact from foreign currency transactions.
Investing Activities
Net cash used in investing activities increased $2.2 million compared to the prior year period. An increase of $65.6 million in purchases of nonperforming loan portfolios was partially offset by an increase of $57.0 million in recoveries applied to the negative allowance and a $7.2 million increase in net cash flow from purchases and disposals of investments.
Financing Activities
Net cash provided by financing activities decreased $4.7 million compared to the prior year period. A net decrease of $8.1 million in proceeds from lines of credit and senior notes and a $16.2 million increase in distributions to noncontrolling interests were partially offset by a $14.9 million increase in interest-bearing deposits.
In Q2 2024, we repaid $395.9 million aggregate principal amount of outstanding borrowings under our North American revolving credit agreement with the net proceeds from the issuance of our 2030 Notes. For additional details about these transactions, refer to Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements, see Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP. Some of our significant accounting policies require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. For a discussion of our significant accounting policies and critical accounting estimates, refer to Note 1 to our Consolidated Financial Statements in the 2023 Form 10-K.
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
We determine the fair value of a reporting unit by applying approaches prescribed under ASC Topic 820 "Fair Value Measurements and Disclosures": the income approach and the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows and a residual terminal value. Cash flow projections are based on management's estimates of a variety of factors, including growth rates and operating margins, which take into consideration industry and market conditions. Under the market approach, we estimate fair value based on market trading multiples and other relevant market transactions involving comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. Depending on the availability of public data and suitable comparable transaction data, we may give more weight to the income approach than the market approach. We also assess the reasonableness of the aggregate estimated fair value of our reporting units by comparison to our market capitalization over a reasonable period, considering historic control premiums in the financial services industry and the current market environment.
As of June 30, 2024, we had goodwill of $415.6 million, consisting primarily of $388.8 million in our Debt Buying and Collection ("DBC") reporting unit. We performed our most recent annual review of the DBC reporting unit as of October 1, 2023, and concluded that goodwill was not impaired.
As of June 30, 2024, our quarterly impairment assessment did not identify the occurrence of any triggering events, and we determined our goodwill was not more-likely-than-not impaired. However, consistent with our most recent annual review, the DBC reporting unit may be at-risk for future impairment if our cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including adverse changes in the debt sales market that impact our estimated purchasing volumes and purchase price multiples, and/or an increase in the discount rate. For additional information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" of the 2023 Form 10-K.
Income Taxes
We are subject to income taxes in the U.S. and in numerous international jurisdictions. The tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. When determining our domestic and non-U.S. income tax expense, we make judgments about the application of these inherently complex laws.
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
We exercise significant judgment in estimating the potential exposure to unresolved tax matters and apply a more likely than not standard for recording tax benefits related to uncertain tax positions in the application of complex tax laws. While actual results could vary, we believe we have adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters. We record interest and penalties related to unresolved tax matters as a component of income tax expense when the more likely than not standards are not met.
If all or part of the deferred tax assets are determined not to be realizable in the future, we would establish a valuation allowance and charge the impact to earnings in the period such a determination is made. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings. The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. For further information regarding our uncertain tax positions, refer to Note 13 to our Consolidated Financial Statements in the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our business is subject to various financial risks, including market, currency, interest rate, credit, liquidity and cash flow risk. We use various strategies, including derivative financial instruments, to manage these risks; however, they can still impact our Consolidated Financial Statements.
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
Interest Rate Risk
We are subject to interest rate risk from borrowings on our variable rate credit facilities, as well as our interest-bearing deposits. As such, our consolidated financial results are subject to fluctuations due to changes in market interest rates. To reduce our exposure to changes in the market rate of interest, we have entered into interest rate derivative contracts to hedge a portion of our borrowings under floating rate financing arrangements. Under the terms of the interest rate derivatives, we receive a variable interest rate and pay a fixed interest rate. Of our $3.1 billion in total borrowings as of June 30, 2024, $1.4 billion was fixed rate debt. Considering these fixed rate borrowings and the interest rate hedges on our variable rate debt, with maturities ranging from six months to four years, as of June 30, 2024, 70% of our total debt was either fixed rate or converted to a fixed rate.
We assess interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. Borrowings on our variable rate credit facilities were $1.7 billion as of June 30, 2024, and based on our debt structure, assuming a 50 basis point decrease/increase in interest rates, interest expense over the following 12 months would decrease/increase by an estimated $4.9 million.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. Our subsidiaries use multiple functional currencies, and weakness in one particular currency might be offset by strength in other currencies over time. During Q2 2024, our revenues from operations outside the U.S. were $131.4 million.
Fluctuations in foreign currencies could cause us to incur foreign currency gains and losses, and could affect our comprehensive income and stockholders' equity. Additionally, our reported financial results could change from period-to-period due solely to fluctuations between currencies. Foreign currency gains and losses are primarily the result of the remeasurement of transactions in other currencies into an entity's functional currency. Foreign currency gains and losses are included as a component of Other income and (expense) in our Consolidated Income Statements. From time-to-time, we may elect to enter into foreign exchange derivative contracts to reduce these variations in our Consolidated Income Statements.
When an entity's functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of Other comprehensive income/(loss) in our Consolidated Statements of Comprehensive Income and as a component of Equity in our Consolidated Balance Sheets.
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European operations so that portfolio ownership and collections generally occur within the same entity. Additionally, our European and UK credit facilities are multi-currency facilities, allowing us to better match funding and portfolio acquisitions by currency. We actively monitor the value of our finance receivables by currency. In the event adjustments are required to our liability composition by currency, we may, from time-to-time, execute re-balancing foreign exchange contracts to more closely align funding and portfolio acquisitions by currency.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of June 30, 2024, refer to Note 10 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. For more information, see Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report. We did not repurchase any common stock during the second quarter of 2024.
We do not currently pay regular dividends on our common stock and did not pay dividends during the second quarter of 2024; however, our Board of Directors may determine in the future to declare or pay dividends on our common stock. Our credit facilities and the indentures governing our senior notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders and repurchase our common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 31, 2024, Martin Sjölund, President of PRA Group Europe, adopted a written arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (the "Trading Plan"). The Trading Plan provides for the sale of 14,433 shares of our common stock and will terminate on May 30, 2025, unless terminated earlier in accordance with the Trading Plan's terms.
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

4.6
Indenture, dated as of May 20, 2024, among PRA Group, Inc., the domestic subsidiaries of PRA Group, Inc. party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 20, 2024 (File No. 000-50058)).

4.7
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed February 26, 2021 (File No. 000-50058)).

10.1
Pledge of Debt Security and Receivables dated May 13, 2024 pursuant to the European Credit Agreement dated November 23, 2022 by and among PRA Group Europe Holding S.a.r.l, and its Swiss Branch, PRA Group Europe Holding S.a.r.l, Luxembourg, Zug Branch and DNB Bank ASA (filed herewith).

10.2
Ninth Amendment to the Credit Agreement dated June 21, 2024 by and among PRA Group, Inc and PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (filed herewith).

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

PRA Group, Inc.
(Registrant)

August 7, 2024	By:	/s/ Vikram A. Atal
Vikram A. Atal
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2024	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)