Form 10-Q
period 2024-09-30
PRA GROUP INC
filed 2024-11-08
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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

The number of shares of the registrant's common stock outstanding as of October 31, 2024 was 39,426,698.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)

PRA Group, Inc.
Consolidated Balance Sheets
September 30, 2024 and December 31, 2023
(Amounts in thousands)

	(unaudited)
	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$141,135	$112,528
Investments	61,322	72,404
Finance receivables, net	4,064,467	3,656,598
Income taxes receivable	33,368	27,713
Deferred tax assets, net	88,260	74,694
Right-of-use assets	40,831	45,877
Property and equipment, net	31,835	36,450
Goodwill	423,011	431,564
Other assets	51,841	67,526
Total assets	$4,936,070	$4,525,354
Liabilities and Equity
Liabilities:
Accounts payable	$8,176	$6,325
Accrued expenses	108,926	131,893
Income taxes payable	27,501	17,912
Deferred tax liabilities, net	19,881	17,051
Lease liabilities	45,222	50,300
Interest-bearing deposits	128,594	115,589
Borrowings	3,296,172	2,914,270
Other liabilities	19,806	32,638
Total liabilities	3,654,278	3,285,978
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 39,426 shares issued and outstanding as of September 30, 2024; 100,000 shares authorized, 39,247 shares issued and outstanding as of December 31, 2023	394	392
Additional paid-in capital	15,415	7,071
Retained earnings	1,541,693	1,489,548
Accumulated other comprehensive loss	(338,620)	(329,899)
Total stockholders' equity - PRA Group, Inc.	1,218,882	1,167,112
Noncontrolling interests	62,910	72,264
Total equity	1,281,792	1,239,376
Total liabilities and equity	$4,936,070	$4,525,354
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three and Nine Months Ended September 30, 2024 and 2023
(Amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Portfolio income	$216,122	$189,960	$627,468	$562,492
Changes in expected recoveries	60,614	22,156	185,608	6,380
Total portfolio revenue	276,736	212,116	813,076	568,872
Other revenue	4,741	4,314	8,216	12,264
Total revenues	281,477	216,430	821,292	581,136

Operating expenses:
Compensation and employee services	76,106	69,517	223,944	217,708
Legal collection fees	14,479	9,839	40,353	28,228
Legal collection costs	28,781	20,761	90,746	66,228
Agency fees	21,020	19,436	61,751	54,491
Outside fees and services	20,452	18,858	63,626	62,064
Communication	10,048	9,881	34,203	30,525
Rent and occupancy	4,175	4,426	12,455	13,193
Depreciation and amortization	2,469	3,273	7,826	10,344
Impairment of real estate	—	5,037	—	5,037
Other operating expenses	13,969	12,356	40,792	38,355
Total operating expenses	191,499	173,384	575,696	526,173
Income from operations	89,978	43,046	245,596	54,963
Other income and (expense):
Interest expense, net	(61,062)	(49,473)	(168,693)	(130,778)
Foreign exchange gain, net	10	564	138	984
Other	(676)	(500)	(836)	(1,380)
Income/(loss) before income taxes	28,250	(6,363)	76,205	(76,211)
Income tax expense/(benefit)	(672)	1,788	10,416	(15,317)
Net income/(loss)	28,922	(8,151)	65,789	(60,894)
Adjustment for net income attributable to noncontrolling interests	1,768	4,111	13,644	13,801
Net income/(loss) attributable to PRA Group, Inc.	$27,154	$(12,262)	$52,145	$(74,695)

Net income/(loss) per common share attributable to PRA Group, Inc.:
Basic	$0.69	$(0.31)	$1.33	$(1.91)
Diluted	$0.69	$(0.31)	$1.32	$(1.91)
Weighted average number of shares outstanding:
Basic	39,421	39,242	39,353	39,155
Diluted	39,492	39,242	39,495	39,155
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2024 and 2023
(Amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income/(loss)	$28,922	$(8,151)	$65,789	$(60,894)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	52,979	(34,279)	(9,470)	(28,746)
Cash flow hedges	(8,503)	(7,660)	(6,988)	(6,772)
Debt securities available-for-sale	246	(26)	357	22
Other comprehensive income/(loss)	44,722	(41,965)	(16,101)	(35,496)
Total comprehensive income/(loss)	73,644	(50,116)	49,688	(96,390)
Less comprehensive income attributable to noncontrolling interests	3,301	1,436	6,263	17,668
Comprehensive income/(loss) attributable to PRA Group, Inc.	$70,343	$(51,552)	$43,425	$(114,058)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2024
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance as of December 31, 2023	39,247	$392	$7,071	$1,489,548	$(329,899)	$72,264	$1,239,376
Components of comprehensive income, net of tax:
Net income	—	—	—	3,475	—	8,278	11,753
Foreign currency translation adjustments	—	—	—	—	(45,973)	(2,218)	(48,191)
Cash flow hedges	—	—	—	—	2,808	—	2,808
Debt securities available-for-sale	—	—	—	—	46	—	46
Distributions to noncontrolling interests	—	—	—	—	—	(11,332)	(11,332)
Vesting of restricted stock	98	1	(1)	—	—	—	—
Share-based compensation expense	—	—	3,327	—	—	—	3,327
Employee stock relinquished for payment of taxes	—	—	(1,469)	—	—	—	(1,469)
Balance as of March 31, 2024	39,345	$393	$8,928	$1,493,023	$(373,018)	$66,992	$1,196,318
Components of comprehensive income, net of tax:
Net income	—	—	—	21,516	—	3,598	25,114
Foreign currency translation adjustments	—	—	—	—	(7,563)	(6,695)	(14,258)
Cash flow hedges	—	—	—	—	(1,293)	—	(1,293)
Debt securities available-for-sale	—	—	—	—	65	—	65
Distributions to noncontrolling interests	—	—	—	—	—	(6,080)	(6,080)
Vesting of restricted stock	72	1	(1)	—	—	—	—
Share-based compensation expense	—	—	3,555	—	—	—	3,555
Employee stock relinquished for payment of taxes	—	—	(143)	—	—	—	(143)
Balance as of June 30, 2024	39,417	$394	$12,339	$1,514,539	$(381,809)	$57,815	$1,203,278
Components of comprehensive income, net of tax:
Net income	—	—	—	27,154	—	1,768	28,922
Foreign currency translation adjustments	—	—	—	—	51,446	1,533	52,979
Cash flow hedges	—	—	—	—	(8,503)	—	(8,503)
Debt securities available-for-sale	—	—	—	—	246	—	246
Distributions to noncontrolling interests	—	—	—	—	—	(602)	(602)
Contributions from noncontrolling interests	—	—	—	—	—	2,396	2,396
Vesting of restricted stock	9	—	—	—	—	—	—
Share-based compensation expense	—	—	3,251	—	—	—	3,251
Employee stock relinquished for payment of taxes	—	—	(175)	—	—	—	(175)
Balance as of September 30, 2024	39,426	$394	$15,415	$1,541,693	$(338,620)	$62,910	$1,281,792

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2023
(Amounts in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance as of December 31, 2022	38,980	$390	$2,172	$1,573,025	$(347,926)	$59,089	$1,286,750
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(58,629)	—	4,726	(53,903)
Foreign currency translation adjustments	—	—	—	—	(4,101)	2,551	(1,550)
Cash flow hedges	—	—	—	—	(4,831)	—	(4,831)
Debt securities available-for-sale	—	—	—	—	128	—	128
Vesting of restricted stock	190	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,799	—	—	—	3,799
Employee stock relinquished for payment of taxes	—	—	(5,684)	—	—	—	(5,684)
Balance as of March 31, 2023	39,170	$392	$285	$1,514,396	$(356,730)	$66,366	$1,224,709
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(3,804)	—	4,964	1,160
Foreign currency translation adjustments	—	—	—	—	3,091	3,992	7,083
Cash flow hedges	—	—	—	—	5,719	—	5,719
Debt securities available-for-sale	—	—	—	—	(80)	—	(80)
Distributions to noncontrolling interests	—	—	—	—	—	(1,173)	(1,173)
Vesting of restricted stock	72	—	—	—	—	—	—
Share-based compensation expense	—	—	2,715	—	—	—	2,715
Employee stock relinquished for payment of taxes	—	—	(459)	—	—	—	(459)
Balance as of June 30, 2023	39,242	$392	$2,541	$1,510,592	$(348,000)	$74,149	$1,239,674
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(12,262)	—	4,111	(8,151)
Foreign currency translation adjustments	—	—	—	—	(31,603)	(2,676)	(34,279)
Cash flow hedges	—	—	—	—	(7,660)	—	(7,660)
Debt securities available-for-sale	—	—	—	—	(26)	—	(26)
Distributions to noncontrolling interests	—	—	—	—	—	(1,187)	(1,187)
Vesting of restricted stock	1	—	—	—	—	—	—
Share-based compensation expense	—	—	1,629	—	—	—	1,629
Employee stock relinquished for payment of taxes	—	—	(13)	—	—	—	(13)
Balance as of September 30, 2023	39,243	$392	$4,157	$1,498,330	$(387,289)	$74,397	$1,189,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income/(loss)	$65,789	$(60,894)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation	10,133	8,143
Depreciation, amortization and impairment	7,826	15,381
Amortization of debt discount and issuance costs	8,326	7,045
Changes in expected recoveries	(185,608)	(6,380)
Deferred income taxes	(7,277)	(26,276)
Net unrealized foreign currency transaction gain	(16,593)	(31,783)
Other	(234)	(567)
Changes in operating assets and liabilities:
Other assets	(201)	1,111
Accrued expenses, accounts payable and other liabilities	(22,092)	(5,793)
Income taxes payable, net	2,407	(18,259)
Net cash used in operating activities	(137,524)	(118,272)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,881)	(2,306)
Purchases of nonperforming loan portfolios	(975,164)	(875,373)
Recoveries applied to negative allowance	784,329	695,386
Purchases of investments	(48,247)	(60,058)
Proceeds from sales and maturities of investments	58,130	62,762
Net cash used in investing activities	(183,833)	(179,589)
Cash flows from financing activities:
Proceeds from lines of credit	958,636	695,651
Principal payments on lines of credit	(693,622)	(389,658)
Principal payments on long-term debt	(10,000)	(7,500)
Proceeds from issuance of Senior Notes due 2030	400,000	—
Proceeds from issuance of Senior Notes due 2028	—	400,000
Retirement of Senior Notes due 2025	(298,000)	—
Retirement of Convertible Senior Notes due 2023	—	(345,000)
Repurchases of senior notes	—	(3,657)
Payments of origination costs and fees	(5,926)	(5,323)
Tax withholdings related to share-based payments	(1,787)	(6,155)
Distributions to noncontrolling interests	(18,014)	(2,360)
Contributions from noncontrolling interests	2,396	—
Net increase/(decrease) in interest-bearing deposits	13,390	(7,747)
Net cash provided by financing activities	347,073	328,251
Effect of exchange rates on cash	3,024	3,270
Net increase in cash, cash equivalents and restricted cash	28,740	33,660
Cash, cash equivalents and restricted cash, beginning of period	113,692	84,758
Cash, cash equivalents and restricted cash, end of period	$142,432	$118,418

Supplemental disclosure of cash flow information:
Cash paid for interest	$176,537	$111,344
Cash paid for income taxes	15,460	28,479
Reconciliation to Balance Sheet accounts:
Cash and cash equivalents	$141,135	$105,172
Restricted cash included in Other assets	1,297	13,246
Cash, cash equivalents and restricted cash	$142,432	$118,418

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
Basis of presentation: The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying interim financial statements have been prepared in accordance with the instructions for Quarterly Reports on Form 10-Q, and therefore, do not include all information and Notes to the Consolidated Financial Statements necessary for a complete presentation of financial position, results of operations, comprehensive income/(loss) and cash flows in conformity with GAAP. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the Company's Consolidated Balance Sheets as of September 30, 2024, its Consolidated Income Statements and Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, and its Consolidated Statements of Changes in Equity and Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, have been included. The Consolidated Financial Statements include the accounts of PRA Group and other entities in which the Company has a controlling interest. All significant intercompany accounts and transactions have been eliminated.
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). For further discussion of the Company's significant accounting policies, refer to Note 1 to the Consolidated Financial Statements in the 2023 Form 10-K. There were no material changes to these policies during the three months ended September 30, 2024.
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could differ from those estimates and assumptions, and the Company's Consolidated Income Statements for the three and nine months ended September 30, 2024 may not be indicative of future results.
Reclassification of prior year presentation: In the Consolidated Statements of Cash Flows, certain prior period amounts have been reclassified for consistency with the current period presentation.
2. Finance Receivables, net:
Finance receivables, net consisted of the following as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,064,467	3,656,598
Balance at end of period	$4,064,467	$3,656,598

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in the negative allowance for expected recoveries by portfolio segment for the three and nine months ended September 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended September 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Balance at beginning of period	$3,450,721	$369,465	$3,820,186	$3,086,405	$338,143	$3,424,548
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	335,120	14,858	349,978	248,181	63,002	311,183
Recoveries applied to negative allowance (2)	(222,960)	(40,429)	(263,389)	(189,710)	(41,709)	(231,419)
Changes in expected recoveries (3)	55,992	4,622	60,614	15,894	6,262	22,156
Foreign currency translation adjustment	$87,496	$9,582	$97,078	$(58,878)	$(6,786)	$(65,664)
Balance at end of period	$3,706,369	$358,098	$4,064,467	$3,101,892	$358,912	$3,460,804

	Nine Months Ended September 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Balance at beginning of period	$3,295,214	$361,384	$3,656,598	$2,936,207	$358,801	$3,295,008
Initial negative allowance for expected recoveries - portfolio acquisitions (1)	880,529	94,635	975,164	763,776	105,391	869,167
Recoveries applied to negative allowance (2)	(664,423)	(119,906)	(784,329)	(574,993)	(120,392)	(695,385)
Changes in expected recoveries (3)	171,303	14,305	185,608	(7,436)	13,816	6,380
Foreign currency translation adjustment	$23,746	$7,680	$31,426	$(15,662)	$1,296	$(14,366)
Balance at end of period	$3,706,369	$358,098	$4,064,467	$3,101,892	$358,912	$3,460,804
(1) Initial negative allowance for expected recoveries - portfolio acquisitions
Portfolio acquisitions for the three and nine months ended September 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended September 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$3,739,494	$75,859	$3,815,353	$1,992,448	$382,363	$2,374,811
Noncredit discount	(333,122)	(7,837)	(340,959)	(209,131)	(23,837)	(232,968)
Allowance for credit losses at acquisition	(3,071,252)	(53,164)	(3,124,416)	(1,535,136)	(295,524)	(1,830,660)
Purchase price	$335,120	$14,858	$349,978	$248,181	$63,002	$311,183

	Nine Months Ended September 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$7,850,273	$469,492	$8,319,765	$5,717,674	$579,113	$6,296,787
Noncredit discount	(881,441)	(44,465)	(925,906)	(600,174)	(38,621)	(638,795)
Allowance for credit losses at acquisition	(6,088,303)	(330,392)	(6,418,695)	(4,353,724)	(435,101)	(4,788,825)
Purchase price	$880,529	$94,635	$975,164	$763,776	$105,391	$869,167

PRA Group, Inc.
Notes to Consolidated Financial Statements
The initial negative allowance recorded on portfolio acquisitions for the three and nine months ended September 30, 2024 and 2023 was as follows (amounts in thousands):

	Three Months Ended September 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(3,071,252)	$(53,164)	$(3,124,416)	$(1,535,136)	$(295,524)	$(1,830,660)
Writeoffs, net	3,071,252	53,164	3,124,416	1,535,136	295,524	1,830,660
Expected recoveries	335,120	14,858	349,978	248,181	63,002	311,183
Initial negative allowance for expected recoveries	$335,120	$14,858	$349,978	$248,181	$63,002	$311,183

	Nine Months Ended September 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(6,088,303)	$(330,392)	$(6,418,695)	$(4,353,724)	$(435,101)	$(4,788,825)
Writeoffs, net	6,088,303	330,392	6,418,695	4,353,724	435,101	4,788,825
Expected recoveries	880,529	94,635	975,164	763,776	105,391	869,167
Initial negative allowance for expected recoveries	$880,529	$94,635	$975,164	$763,776	$105,391	$869,167
(2) Recoveries applied to negative allowance
Recoveries applied to the negative allowance for the three and nine months ended September 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended September 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries (a)	$426,574	$52,937	$479,511	$369,385	$51,994	$421,379
Less - amounts reclassified to portfolio income	203,614	12,508	216,122	179,675	10,285	189,960
Recoveries applied to negative allowance	$222,960	$40,429	$263,389	$189,710	$41,709	$231,419

	Nine Months Ended September 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries (a)	$1,256,546	$155,251	$1,411,797	$1,106,799	$151,078	$1,257,877
Less - amounts reclassified to portfolio income	592,123	35,345	627,468	531,806	30,686	562,492
Recoveries applied to negative allowance	$664,423	$119,906	$784,329	$574,993	$120,392	$695,385
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in expected recoveries for the three months ended September 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended September 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries received in excess of forecast	$29,133	$5,025	$34,158	$11,660	$6,430	$18,090
Changes in expected future recoveries	26,859	(403)	26,456	4,234	(168)	4,066
Changes in expected recoveries	$55,992	$4,622	$60,614	$15,894	$6,262	$22,156
Changes in expected recoveries for the three months ended September 30, 2024 were $60.6 million, which included $34.2 million in recoveries received in excess of forecast (cash collections overperformance), due primarily to collections performance in the U.S. and Europe. Changes in expected future recoveries of $26.5 million mainly reflect the Company's assessment of the 2013 to 2020 U.S. Core pools and a number of pools in Europe, which resulted in increases to the expected cash flows considering that recent performance of those pools is expected to continue.
Changes in expected recoveries for the three months ended September 30, 2023 were a net positive $22.2 million. This included $18.1 million in recoveries received in excess of forecast (cash collections overperformance) and a $4.1 million positive adjustment to changes in expected future recoveries. The $18.1 million in recoveries received in excess of forecast reflected overperformance in Europe and the Americas.
Changes in expected recoveries for the nine months ended September 30, 2024 and 2023 were as follows (amounts in thousands):

	Nine Months Ended September 30,
	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries received in excess of forecast	$109,881	$14,375	$124,256	$33,483	$13,793	$47,276
Changes in expected future recoveries	61,422	(70)	61,352	(40,919)	23	(40,896)
Changes in expected recoveries	$171,303	$14,305	$185,608	$(7,436)	$13,816	$6,380
Changes in expected recoveries for the nine months ended September 30, 2024 were $185.6 million, which included $124.3 million in recoveries received in excess of forecast, due primarily to collections performance in the U.S. and Europe. Changes in expected future recoveries of $61.4 million mainly reflect the Company's assessment of the 2013 to 2020 U.S. Core pools and a number of pools in Europe, which resulted in increases to the expected cash flows considering that recent performance of those pools is expected to continue.
Changes in expected recoveries for the nine months ended September 30, 2023 were a net positive $6.4 million. This included $47.3 million in recoveries received in excess of forecast (cash collections overperformance), primarily due to continued strong performance in Europe and South America, and a $40.9 million negative adjustment to changes in expected future recoveries. The changes in expected future recoveries reflected the Company's assessment of certain pools, which resulted in a reduction of expected cash flows due largely to collections performance in the U.S.
3. Investments:
Investments consisted of the following as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Debt securities
Available-for-sale	$50,605	$59,470
Equity securities
Private equity funds	1,831	2,451
Equity method investment	8,886	10,483
Total investments	$61,322	$72,404
Debt Securities

PRA Group, Inc.
Notes to Consolidated Financial Statements
Government securities: As of September 30, 2024, the Company's available-for-sale debt securities consisted of Swedish treasury securities maturing within one year. As of September 30, 2024 and December 31, 2023, the amortized cost and fair value of these investments were as follows (amounts in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Available-for-sale
Government securities	$50,293	$312	$50,605

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Available-for-sale
Government securities	$59,404	$66	$59,470
Equity Method Investment
The Company has an 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing platform for nonperforming loans in Brazil, accounted for under the equity method.
4. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist, with the most recent annual review performed as of October 1, 2023. The Company performed a quarterly assessment by evaluating whether any triggering events had occurred as of September 30, 2024, which included considering current market conditions, and determined that goodwill was not more-likely-than-not impaired. Changes in goodwill for the three and nine months ended September 30, 2024 and 2023, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance as of beginning of period	$415,646	$414,905	$431,564	$435,921
Foreign currency translation	7,365	(2,392)	(8,553)	(23,408)
Balance as of end of period	$423,011	$412,513	$423,011	$412,513

PRA Group, Inc.
Notes to Consolidated Financial Statements
5. Borrowings:
Borrowings consisted of the following as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
North American revolving credit facility (1)	$683,890	$396,303
United Kingdom revolving credit facility (2)	508,060	502,847
European revolving credit facility (3)	537,172	538,565
North American term loan (4)	432,500	442,500
Credit facility borrowings	2,161,622	1,880,215
Senior Notes due 2025 (the "2025 Notes")	—	298,000
Senior Notes due 2028 (the "2028 Notes")	398,000	398,000
Senior Notes due 2029 (the "2029 Notes")	350,000	350,000
Senior Notes due 2030 (the "2030 Notes")	400,000	—
Senior notes	1,148,000	1,046,000
Credit facility borrowings and senior notes	3,309,622	2,926,215
Debt discount and issuance costs	(13,450)	(11,945)
Borrowings	$3,296,172	$2,914,270
(1)Revolving credit facility under the Company's North American Revolving Credit and Term Loan (the "North American Credit Agreement"), which included an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), consisting of (i) a fully-funded $432.5 million term loan (the "Term Loan"), (ii) a $1.0 billion domestic revolving credit facility, and (iii) a $75.0 million Canadian revolving credit facility, maturing on July 30, 2026. The North American Credit Agreement was amended and extended on October 28, 2024 (refer to Note 13 for additional details).
(2)Revolving credit facility under the Company's United Kingdom ("UK") Credit Agreement (the "UK Credit Agreement"), which consisted of an $800.0 million revolving credit facility (subject to a borrowing base) and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions, maturing on July 30, 2026. The UK Credit Agreement was amended and extended on October 30, 2024 (refer to Note 13 for additional details).
(3)Revolving credit facility under the Company's European Credit Agreement (the "European Credit Agreement"), providing revolving borrowings for an aggregate amount of approximately €730.0 million (subject to the borrowing base and applicable debt covenants) and an accordion feature for up to €500.0 million, subject to certain conditions, maturing on November 23, 2027. As of September 30, 2024, after an increase in limit during the quarter ended March 31, 2024, interest bearing deposits in AK Nordic AB cannot exceed SEK2.2 billion. The European Credit Agreement was amended on October 28, 2024 (refer to Note 13 for additional details).
(4)Term Loan under the North American Credit Agreement.
During the quarter ended June 30, 2024, the Company repaid $395.9 million aggregate principal amount of outstanding borrowings under the North American revolving credit facility with net proceeds obtained from issuance of the 2030 Notes. On September 3, 2024, using funds obtained primarily from the North American revolving credit facility, the Company repaid the 2025 Notes in full by redeeming $298.0 million in aggregate principal amount of the 2025 Notes at par value.
For additional details about the North American Credit Agreement, UK Credit Agreement, European Credit Agreement and the Company's senior notes, refer to Note 7 to the Consolidated Financial Statements in the 2023 Form 10-K and description of the 2030 Notes below.
The Company was in compliance with the covenants contained in its financing arrangements as of September 30, 2024.
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
6. Derivatives:
The Company periodically enters into derivative financial instruments; typically interest rate swaps and foreign currency contracts, to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. Derivative financial instruments are recognized at fair value in the Company's Consolidated Balance Sheets. For further discussion of the Company's use of derivative instruments, refer to Note 8 to the Consolidated Financial Statements in the 2023 Form 10-K. The following table summarizes the fair value of derivative financial instruments as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024		December 31, 2023
	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$9,856	Other assets	$21,770
Interest rate contracts	Other liabilities	8,956	Other liabilities	11,627
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	923	Other assets	1,007
Foreign currency contracts	Other liabilities	345	Other liabilities	8,776
Derivatives Designated as Hedging Instruments:
Changes in the fair value of derivative contracts designated as cash flow hedging instruments are recognized in other comprehensive income ("OCI"). As of September 30, 2024 and December 31, 2023, the notional amount of interest rate contracts designated as cash flow hedging instruments was $827.9 million and $872.3 million, respectively. Derivatives designated as cash flow hedging instruments remained highly effective as of September 30, 2024, and have remaining terms from three months to four years. As of September 30, 2024, the Company estimates that $5.7 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months.
The following tables summarize the effects of derivatives designated as cash flow hedging instruments for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Gain/(loss) recognized in OCI, net of tax
	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging instrument	2024	2023	2024	2023
Interest rate contracts	$(4,321)	$(2,712)	$5,609	$7,430

	Gain reclassified from OCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Income statement account	2024	2023	2024	2023
Interest expense, net	$5,568	$6,498	$16,774	$18,666
During the three months ended September 30, 2024, the Company discontinued the optional expedients previously elected in accordance with ASU 2021-01, "Reference Rate Reform (Topic 848): Overall" ("ASU 2021-01"), and ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" (“ASU 2022-06”).

PRA Group, Inc.
Notes to Consolidated Financial Statements
Derivatives Not Designated as Hedging Instruments:
The Company enters into foreign currency contracts to economically hedge foreign currency remeasurement exposure related to certain balances denominated in currencies other than the functional currency of the Company or its international subsidiaries. Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of September 30, 2024 and December 31, 2023, the notional amount of foreign currency contracts was $316.0 million and $368.5 million, respectively.
The following table summarizes the effects of derivatives not designated as hedging instruments for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

		Gain/(loss) recognized in income
Derivatives not designated as hedging instruments		Three Months Ended September 30,		Nine Months Ended September 30,
	Income statement account	2024	2023	2024	2023
Foreign currency contracts	Foreign exchange gain/(loss), net	$(8,718)	$8,137	$(7,893)	$(7,149)
Foreign currency contracts	Interest expense, net	200	204	509	1,357
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
Financial Instruments Not Carried at Fair Value
As of September 30, 2024 and December 31, 2023, the carrying amounts and estimated fair values of financial instruments not carried at fair value were as follows (amounts in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$141,135	$141,135	$112,528	$112,528
Finance receivables, net	4,064,467	3,512,160	3,656,598	3,167,798
Financial liabilities:
Interest-bearing deposits	128,594	128,594	115,589	115,589
Revolving lines of credit	1,729,122	1,729,122	1,437,715	1,437,715
Term Loan (1)	432,500	432,500	442,500	442,500
Senior notes (1)	1,148,000	1,152,894	1,046,000	964,907
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
Senior Notes: Fair value estimates for the Company's senior notes incorporate quoted market prices obtained from secondary market broker quotes, which were derived from a variety of inputs, including client orders, information from their pricing vendors, modeling software and actual trading prices when they occur. Accordingly, the Company uses Level 2 inputs for its fair value estimates.
Financial Instruments Carried at Fair Value
As of September 30, 2024 and December 31, 2023, financial instruments measured at fair value on a recurring basis were as follows (amounts in thousands):

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$50,605	$—	$—	$50,605
Derivative contracts (recorded in Other assets)	—	10,779	—	10,779
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	9,301	—	9,301

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$59,470	$—	$—	$59,470
Derivative contracts (recorded in Other assets)	—	22,777	—	22,777
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	20,403	—	20,403
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
8. Accumulated Other Comprehensive Loss:
Reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023, were as follows (amounts in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Gain on cash flow hedges	Income Statement account	2024	2023	2024	2023
Interest rate swaps	Interest expense, net	$5,568	$6,498	$16,774	$18,666
Income tax effect of item above (1)	Income tax expense/(benefit)	(1,387)	(1,550)	(4,177)	(4,464)
Total gain on cash flow hedges		$4,181	$4,948	$12,597	$14,202
(1)Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.
Changes in Accumulated other comprehensive loss by component, after tax, for the three and nine months ended September 30, 2024 and 2023, were as follows (amounts in thousands):

	Three Months Ended September 30,
	2024				2023
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance as of beginning of period	$176	$8,112	$(390,097)	$(381,809)	$(189)	$28,692	$(376,503)	$(348,000)
Other comprehensive gain/(loss) before reclassifications	246	(4,322)	51,446	47,370	(26)	(2,712)	(31,603)	(34,341)
Reclassifications, net	—	(4,181)	—	(4,181)	—	(4,948)	—	(4,948)
Net current period other comprehensive gain/(loss)	246	(8,503)	51,446	43,189	(26)	(7,660)	(31,603)	(39,289)
Balance as of end of period	$422	$(391)	$(338,651)	$(338,620)	$(215)	$21,032	$(408,106)	$(387,289)
(1)Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $2.8 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30,
	2024				2023
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance at beginning of period	$65	$6,597	$(336,561)	$(329,899)	$(237)	$27,804	$(375,493)	$(347,926)
Other comprehensive gain/(loss) before reclassifications	357	5,609	(2,090)	3,876	22	7,430	(32,613)	(25,161)
Reclassifications, net	—	(12,597)	—	(12,597)	—	(14,202)	—	(14,202)
Net current period other comprehensive gain/(loss)	357	(6,988)	(2,090)	(8,721)	22	(6,772)	(32,613)	(39,363)
Balance at end of period	$422	$(391)	$(338,651)	$(338,620)	$(215)	$21,032	$(408,106)	$(387,289)
(1)Net of deferred taxes for unrealized gains from cash flow hedges $0.1 million and $(7.0) million for the nine months ended September 30, 2024 and 2023, respectively.

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
The following tables provide a reconciliation between the computation of basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2024			2023
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$27,154	39,421	$0.69	$(12,262)	39,242	$(0.31)
Dilutive effect of nonvested share awards		71	—		—	—
Diluted EPS	$27,154	39,492	$0.69	$(12,262)	39,242	$(0.31)

	Nine Months Ended September 30,
	2024			2023
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$52,145	39,353	$1.33	$(74,695)	39,155	$(1.91)
Dilutive effect of nonvested share awards		142	(0.01)		—	—
Diluted EPS	$52,145	39,495	$1.32	$(74,695)	39,155	$(1.91)
10. Income Taxes:
The Company's effective tax rate for the three and nine months ended September 30, 2024 and 2023 was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income/(loss) before income taxes	$28,250	$(6,363)	$76,205	$(76,211)
Income tax expense/(benefit)	(672)	$1,788	10,416	$(15,317)
Effective tax rate	(2.4)%	(28.1)%	13.7%	20.1%
During the three and nine months ended September 30, 2024, the relationship between Income/(loss) before income taxes and Income tax expense/(benefit) was impacted by a $7.7 million reduction in tax expense due to the reversal of a valuation allowance associated with the resolution of a tax matter in Europe.
We are subject to income taxes in the U.S. and a number of international jurisdictions. These tax laws are complex and are subject to different interpretations by the taxpayer and the relevant government taxing authorities. As of September 30, 2024, the tax years subject to examination by the major federal, state and international taxing jurisdictions are 2014 and subsequent years. The Company has received tax assessments from the Norwegian Tax Administration related to certain intercompany transactions that took place during the 2014 and 2015 tax years. The Company is evaluating these assessments and plans to appeal them; however, it could take a number of years to reach a resolution.
11. Commitments and Contingencies:
Forward Flow Agreements:
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from three to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for

PRA Group, Inc.
Notes to Consolidated Financial Statements
the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of September 30, 2024, the estimated minimum contractual purchase obligation under forward flow agreements was not significant.
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
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding as of September 30, 2024, where the range of loss can be estimated, was not material. As of September 30, 2024, there were no material developments in the legal proceedings included in Note 14 to the Consolidated Financial Statements in the 2023 Form 10-K, and there were no new material legal proceedings during the three months ended September 30, 2024.
12. Recently Issued Accounting Standards:
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
The Company is in the process of evaluating both ASU 2023-07 and ASU 2023-09 to determine the impacts on its disclosures.

PRA Group, Inc.
Notes to Consolidated Financial Statements

13. Subsequent Events:
North American Credit Agreement
On October 28, 2024, the Company entered into the Second Amended and Restated Credit Agreement (the "Second A&R North American Credit Agreement") that modified the North American Credit Agreement to, among other things, extend the maturity date from July 30, 2026 to October 28, 2029 and increase the aggregate revolving and Term Loan commitments by $40.1 million from $1.508 billion to $1.548 billion. The U.S. domestic revolving credit facility was reduced from $1.0 billion to $950.0 million and the Canadian revolving credit facility increased from $75.0 million to $125.0 million, resulting in no change to the aggregate revolving commitments. The Term Loan was increased by $40.1 million from $432.5 million to $472.6 million. Modifications to the financial covenants include the following:
•Positive income from operations was replaced by a new consolidated fixed charge coverage ratio: (i) consolidated EBITDA to (ii) scheduled principal payment on consolidated funded indebtedness, plus consolidated interest charges (last four fiscal quarters) to be not less than 2.0 to 1.0.
•Consolidated senior secured indebtedness was reduced by qualified cash when calculating the consolidated senior secured leverage ratio and the ratio was increased from 2.25 to 1.0 to 2.5 to 1.0.
•Consolidated funded indebtedness was reduced by qualified cash when calculating the consolidated total leverage ratio.
UK Credit Agreement
On October 30, 2024, the Company entered into a Deed of Amendment and Restatement (the “A&R UK Credit Agreement”) that modified the UK Credit Agreement to, among other things, extend the maturity date from July 30, 2026 to October 30, 2029, decrease the revolving credit facility from $800.0 million to $725.0 million and make certain modifications to the financial covenants to more closely conform to the Second A&R North American Credit Agreement.
European Credit Agreement
On October 28, 2024, the Company entered into an amendment to the European Credit Agreement (the "Letter Amendment") to modify the financial covenants to more closely conform to the Second A&R North American Agreement and the A&R UK Credit Agreement. Modifications to the financial covenants include the following:
•Replacing the positive net income covenant with a consolidated fixed charge coverage ratio (such ratio to be not less than 2.0 to 1.0 as of the end of any fiscal quarter).
•Increasing the consolidated senior secured leverage ratio from a maximum of 2.25 to 1.0 to a maximum of 2.5 to 1.0.

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
•a disruption or failure by any of our outsourcing, offshoring or other third party service providers to meet their obligations and our service level expectations;
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
Overview
Our third quarter financial results reflected both strong cash collections and portfolio acquisitions, and over the past 18 months we have built out a highly experienced senior leadership team, capitalized on the rebound in U.S. portfolio supply, executed on our cash-generating and operational initiatives with speed and discipline, and driven the financial and operational turnaround in our U.S. business, while continuing to differentiate ourselves in Europe.
We purchased $350.0 million of portfolios during the third quarter of 2024, consisting of $273.8 million in the Americas and $76.2 million in Europe. Year-to-date, we purchased $975.2 million globally. Total portfolio revenue was $276.7 million during the third quarter of 2024, with portfolio income increasing 13.8% year-over-year. Cash collections were geographically diversified and increased 13.7% compared to the third quarter of 2023, reflecting higher portfolio purchases in both the U.S. and Europe and the positive impact of our cash-generating initiatives. As of September 30, 2024, ERC was $7.3 billion, an increase of 22.1% from $6.0 billion as of September 30, 2023.
U.S.
In the U.S., we purchased $231.2 million of portfolios during the third quarter, an increase of 34.7% compared to the prior year period. We continue to capitalize on strong levels of portfolio supply driven by the growth in industry credit card balances and higher delinquency and charge-off rates, while pricing in the U.S. has remained attractive. We have made a number of operational execution improvements to our U.S. call center operations, while improving the cycle time of our legal collections channel. As part of our expense management initiatives, we recently announced the decision to expand our work from home program and close three of our U.S. call centers by mid-2025.
Despite some positive trends, we believe certain U.S. consumer segments remain under pressure, and to the extent there is pressure impacting our U.S. Core non-legal channel, we have a number of customer strategies in-place; including, the ability to tailor payment plans according to our customers' evolving financial situations, which allows us to work closely with them and to continue generating cash over the long term. The legal channel, which is not our first option, is the channel we use when customers choose not to engage with us voluntarily and is a growing channel for us as part of our cash-generating initiatives. Given the elongated time period over which we realize collections in the legal channel, it is less impacted by near-term consumer pressures. Looking ahead to 2025, we expect overall U.S. portfolio supply to remain elevated.
Europe
Quarterly purchasing in Europe decreased by 4.0% in the current year period. The European market is more spot-driven, and historically, we have generally experienced strong levels of portfolio purchases in the second and fourth quarters, and we anticipate this trend will continue in 2024. While some of our peers have faced challenges, we have successfully grown ERC over time, leveraging our diversified presence across multiple European markets.
With a tenured and stable management team, deep seller relationships and a highly efficient operating structure, we believe that the breadth of our European business differentiates us from most of our competitors. We continue to approach portfolio investments in a disciplined manner and believe that we are well-positioned to take advantage of purchasing opportunities across Europe.

Summary of Selected Financial Data

As of or for the period ended (in thousands, except per share, ratio, headcount data or where otherwise noted)	Third Quarter			Year-to-Date
	2024	2023	% Change	2024	2023	% Change
Income statement
Portfolio income	$216,122	$189,960	13.8%	$627,468	$562,492	11.6%
Changes in expected recoveries	60,614	22,156	173.6	185,608	6,380	2,809.2
Total operating expenses	191,499	173,384	10.4	575,696	526,173	9.4
Interest expense, net	61,062	49,473	23.4	168,693	130,778	29.0
Income tax expense/(benefit)	(672)	1,788	(137.6)	10,416	(15,317)	168.0
Net income/(loss) attributable to PRA Group	27,154	(12,262)	321.4	52,145	(74,695)	169.8
Common share data
Diluted earnings per share	$0.69	$(0.31)	322.6%	$1.32	$(1.91)	169.1%
Diluted average common shares outstanding	39,492	39,242	0.6	39,495	39,155	0.9
Common shares outstanding (period-end)	39,426	39,243	0.5
Portfolio volumes
Total portfolio purchases	$349,978	$311,183	12.5%	$975,164	$869,167	12.2%
Total cash collections	477,110	419,564	13.7	1,400,510	1,250,167	12.0
Estimated remaining collections (period-end)	7,293,278	5,975,636	22.1
Balance sheet (period-end)
Finance receivables, net	$4,064,467	$3,460,804	17.4%
Borrowings	3,296,172	2,832,225	16.4
Total stockholders' equity - PRA Group, Inc.	1,218,882	1,115,590	9.3
Performance data and ratios
Cash efficiency ratio (1)	60.1%	58.9%	1.2%	59.0%	58.2%	0.8%
Net income/(loss) attributable to PRA Group (last 12 months)	$43,363	$(58,736)	173.8
Adjusted EBITDA (last 12 months) (2)	1,099,792	997,545	10.2
Return on average Total stockholders' equity - PRA Group (3)	9.2%	(4.3)%	13.5	6.0%	(8.5)%	14.5
Return on average tangible equity (4)	14.3	(6.8)	21.1	9.4	(13.4)	22.8
Credit facility availability (period-end)
Availability based on current ERC	$412,740	$277,826	48.6%
Additional availability	585,920	1,052,508	(44.3)
Total availability	998,660	1,330,334	(24.9)
Headcount (period-end)
Full-time equivalents	3,109	3,134	(0.8)%
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

Results of Operations
Three and nine months ended September 30, 2024 ("Q3 2024" and "2024 year-to-date") compared to three and nine months ended September 30, 2023 ("Q3 2023" and "2023 year-to-date").
Cash Collections
Cash collections were as follows for the periods indicated (amounts in thousands):

	Third Quarter				Year-to-Date
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Americas and Australia Core	$266,977	$223,714	$43,263	19.3%	$787,666	$672,560	$115,106	17.1%
Americas Insolvency	26,065	27,809	(1,744)	(6.3)	78,244	79,944	(1,700)	(2.1)
Europe Core	158,242	144,402	13,840	9.6	460,914	427,731	33,183	7.8
Europe Insolvency	25,826	23,639	2,187	9.3	73,686	69,932	3,754	5.4
Cash collections	$477,110	$419,564	$57,546	13.7%	$1,400,510	$1,250,167	$150,343	12.0%
Cash collections adjusted (1)	$477,110	$417,940	$59,170	14.2%	$1,400,510	$1,255,256	$145,254	11.6%
(1)Cash collections adjusted refers to prior year period foreign currency cash collections remeasured at average U.S. dollar exchange rates for the current year period.
Cash collections were $477.1 million in Q3 2024, an increase of $57.5 million, or 13.7%, compared to $419.6 million in Q3 2023. The increase was primarily due to an increase in U.S. Core cash collections of $44.8 million, mainly due to the impact of higher recent purchasing levels and our cash-generating initiatives, particularly in the legal collections channel. Also contributing to the increase were increased cash collections in Europe of $16.0 million, primarily due to higher recent purchasing levels.
Year-to-date cash collections increased by $150.3 million, or 12.0%, reflecting an increase of $108.3 million in U.S. Core cash collections and higher cash collections in Europe of $36.9 million. The increase was primarily due to the same factors impacting the quarterly period.
Portfolio Revenue
Total portfolio revenue was as follows for the periods indicated (amounts in thousands):

	Third Quarter				Year-to-Date
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Portfolio income	$216,122	$189,960	$26,162	13.8%	$627,468	$562,492	$64,976	11.6%
Changes in expected recoveries	60,614	22,156	38,458	173.6	185,608	6,380	179,228	2,809.2
Total portfolio revenue	$276,736	$212,116	$64,620	30.5%	$813,076	$568,872	$244,204	42.9%
Total portfolio revenue was $276.7 million in Q3 2024, an increase of $64.6 million, or 30.5%, compared to $212.1 million in Q3 2023. The increase was primarily due to an increase of $38.5 million in changes in expected recoveries, driven by cash collections overperformance in the U.S., due in part to our cash-generating initiatives, as well as cash collections overperformance in Europe. Furthermore, in the U.S. and Europe, based primarily on overperformance in recent periods, there was a larger net increase to the ERC of certain pools in Q3 2024 compared to Q3 2023. The increase of $26.2 million in portfolio income was primarily due to the impact of higher purchasing and improved pricing in the U.S. beginning in 2023.
Year-to-date portfolio revenue increased by $244.2 million, or 42.9%, primarily due to an increase of $179.2 million in changes in expected recoveries, driven mainly by a net increase to the ERC of certain pools in the U.S. and Europe compared to net decreases in the prior year period, as well as cash collections overperformance in the U.S. and Europe. The $65.0 million increase in portfolio income was primarily due to the impact of higher purchasing and improved pricing in the U.S. beginning in 2023.

Operating Expenses
Operating expenses were as follows for the periods indicated (amounts in thousands):

	Third Quarter				Year-to-Date
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Compensation and employee services	$76,106	$69,517	$6,589	9.5%	$223,944	$217,708	$6,236	2.9%
Legal collection fees	14,479	9,839	4,640	47.2	40,353	28,228	12,125	43.0
Legal collection costs	28,781	20,761	8,020	38.6	90,746	66,228	24,518	37.0
Agency fees	21,020	19,436	1,584	8.1	61,751	54,491	7,260	13.3
Outside fees and services	20,452	18,858	1,594	8.5	63,626	62,064	1,562	2.5
Communication	10,048	9,881	167	1.7	34,203	30,525	3,678	12.0
Rent and occupancy	4,175	4,426	(251)	(5.7)	12,455	13,193	(738)	(5.6)
Depreciation and amortization	2,469	3,273	(804)	(24.6)	7,826	10,344	(2,518)	(24.3)
Impairment of real estate	—	5,037	(5,037)	(100.0)	—	5,037	(5,037)	(100.0)
Other operating expenses	13,969	12,356	1,613	13.1	40,792	38,355	2,437	6.4
Total operating expenses	$191,499	$173,384	$18,115	10.4%	$575,696	$526,173	$49,523	9.4%
Compensation and employee services
Q3 2024 compensation and employee services expense increased $6.6 million, or 9.5%, mainly reflecting lower compensation accruals and benefits related expenses in Q3 2023 and higher wage costs in the current year period. The 2024 year-to-date expense increased by $6.2 million, due largely to higher wage costs and compensation accruals in the current year period, partially offset by $8.6 million of severance related expenses in the prior year period. We continue to leverage third parties and offshore call centers to partially offset the costs associated with a significant increase in account volumes and customer contacts.
Legal collection fees
Legal collection fees represent contingent fees incurred for cash collections generated by our third-party attorney network. Q3 2024 fees increased $4.6 million, or 47.2%, mainly reflecting higher external legal collections within our U.S. Core portfolio. Increased external legal collections in the U.S. were also the primary driver of the $12.1 million, or 43.0%, increase for the year-to-date period.
Legal collection costs
Legal collection costs consist primarily of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Q3 2024 costs increased $8.0 million, or 38.6%, primarily due to increased activity in our U.S. legal collections channel, as well as the expansion of legal collection activities in Europe. The growth of legal collections activity in both the U.S. and Europe also drove the $24.5 million, or 37.0%, increase for the year-to-date period.
Agency fees
Agency fees primarily represent third-party collection fees. Higher collection fees on certain pools in Brazil drove the Q3 2024 increase of $1.6 million, while both higher collection fees and increased cash collections drove the $7.3 million, or 13.3%, increase for the year-to-date period.
Communication
Communication expense relates mainly to correspondence, network and calling costs associated with our collection efforts. An expansion in account volumes drove both the marginal Q3 2024 increase of $0.2 million and the $3.7 million, or 12.0%, increase for the year-to-date period.
Impairment of real estate
Impairment of real estate was $5.0 million for both the Q3 2023 and 2023 year-to-date periods due to an impairment charge associated with our decision to cease call center operations at one of our owned regional offices in the U.S. No impairment has been recorded in 2024, and the property is being marketed for sale or lease.

Interest Expense, Net
Interest expense, net was as follows for the periods indicated (amounts in thousands):

	Third Quarter				Year-to-Date
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest on debt obligations and unused line fees	$34,006	$31,161	$2,845	9.1%	$101,140	$78,139	$23,001	29.4%
Interest on senior notes	25,368	18,433	6,935	37.6	65,816	51,672	14,144	27.4
Coupon interest on convertible notes	—	—	—	—	—	5,031	(5,031)	(100.0)
Amortization of loan fees and other loan costs	3,795	2,220	1,575	70.9	8,326	7,045	1,281	18.2
Interest income	(2,107)	(2,341)	234	(10.0)	(6,589)	(11,109)	4,520	(40.7)
Interest expense, net	$61,062	$49,473	$11,589	23.4%	$168,693	$130,778	$37,915	29.0%
Interest expense, net was $61.1 million in Q3 2024, an increase of $11.6 million, or 23.4%, compared to $49.5 million in Q3 2023. The increase was primarily due to a higher average debt balance in the current year period to support higher levels of portfolio investments. Interest expense, net increased by $37.9 million, or 29.0%, for the year-to-date period, driven by higher average debt balances and increased interest rates compared to the prior year period.
Income Tax Expense/(Benefit)
Income tax expense/(benefit) and our effective tax rate were as follows for the periods indicated (amounts in thousands):

	Third Quarter				Year-to-Date
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Income tax expense/(benefit)	$(672)	$1,788	$(2,460)	(137.6)%	$10,416	$(15,317)	$25,733	168.0%
Effective tax rate	(2.4)%	(28.1)%		25.7	13.7%	20.1%		(6.4)
In both the third quarter and year-to-date periods, Income tax expense/(benefit) was impacted by higher income before tax in the current year periods, offset by a $7.7 million reduction in tax expense due to the reversal of a valuation allowance associated with the resolution of a tax matter in Europe. The effective tax rate was also impacted by higher income before taxes in the current year periods, as well as changes in the mix of income from different taxing jurisdictions and the timing and amount of discrete items, including reversal of the valuation allowance.
Balance Sheet
Finance receivables, net
Finance receivables, net were $4.1 billion as of September 30, 2024, an increase of $407.9 million, or 11.2%, compared to $3.7 billion as of December 31, 2023, driven largely by portfolio acquisitions of $975.2 million and changes in expected recoveries of $185.6 million, partially offset by recoveries applied to the negative allowance of $784.3 million.
Compared to September 30, 2023, finance receivables, net increased by $603.7 million, driven largely by portfolio acquisitions of $1.3 billion and changes in expected recoveries of $208.4 million, partially offset by recoveries applied to the negative allowance of $1.0 billion.
Borrowings
Borrowings were $3.3 billion as of September 30, 2024, an increase of $381.9 million, or 13.1%, compared to $2.9 billion as of December 31, 2023. The increase was primarily due to incremental net borrowings under our North American revolving credit facility of $289.0 million and net borrowings under our senior notes of $102.0 million during the period.
Compared to September 30, 2023, borrowings increased by $463.9 million. The increase was primarily due to incremental net borrowings under our North American revolving credit facility of $305.0 million, additional net borrowings under our senior notes of $102.0 million and net borrowings of $63.3 million under our European revolving credit facility.

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

Purchase Price Multiples as of September 30, 2024 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple (5)
Americas and Australia Core
1996-2013	$1,932,722	$5,754,451	$54,564	298%	233%
2014	404,117	899,280	30,956	223%	204%
2015	443,114	921,016	43,600	208%	205%
2016	455,767	1,094,043	60,873	240%	201%
2017	532,851	1,218,849	92,454	229%	193%
2018	653,975	1,520,429	128,845	232%	202%
2019	581,476	1,311,448	134,279	226%	206%
2020	435,668	956,953	150,536	220%	213%
2021	435,846	736,409	261,863	169%	191%
2022	406,082	708,712	334,578	175%	179%
2023	622,583	1,222,835	877,849	196%	197%
2024	638,147	1,339,929	1,261,602	210%	210%
Subtotal	7,542,348	17,684,354	3,431,999
Americas Insolvency
1996-2013	1,266,056	2,503,285	6	198%	159%
2014	148,420	218,963	30	148%	124%
2015	63,170	88,112	23	139%	125%
2016	91,442	118,378	188	129%	123%
2017	275,257	358,774	950	130%	125%
2018	97,879	136,385	692	139%	127%
2019	123,077	167,548	4,005	136%	128%
2020	62,130	91,718	16,018	148%	136%
2021	55,187	74,453	22,486	135%	136%
2022	33,442	47,352	26,688	142%	139%
2023	91,282	119,692	91,017	131%	135%
2024	58,945	87,085	79,949	148%	148%
Subtotal	2,366,287	4,011,745	242,052
Total Americas and Australia	9,908,635	21,696,099	3,674,051
Europe Core
2012-2013	40,742	72,994	1	179%	153%
2014	773,811	2,584,292	423,498	334%	208%
2015	411,340	756,321	134,898	184%	160%
2016	333,090	581,121	156,172	174%	167%
2017	252,174	369,927	102,638	147%	144%
2018	341,775	559,571	187,631	164%	148%
2019	518,610	852,264	323,682	164%	152%
2020	324,119	574,755	242,053	177%	172%
2021	412,411	707,823	390,545	172%	170%
2022	359,447	586,297	445,461	163%	162%
2023	410,593	693,472	574,464	169%	169%
2024	251,874	453,608	430,252	180%	180%
Subtotal	4,429,986	8,792,445	3,411,295
Europe Insolvency
2014	10,876	19,038	—	175%	129%
2015	18,973	29,429	—	155%	139%
2016	39,338	57,983	598	147%	130%
2017	39,235	52,046	841	133%	128%
2018	44,908	52,881	2,335	118%	123%
2019	77,218	113,945	12,563	148%	130%
2020	105,440	159,030	26,032	151%	129%
2021	53,230	74,452	24,736	140%	134%
2022	44,604	62,450	38,756	140%	137%
2023	46,558	64,602	53,683	139%	138%
2024	37,783	54,855	48,388	145%	145%
Subtotal	518,163	740,711	207,932
Total Europe	4,948,149	9,533,156	3,619,227
Total PRA Group	$14,856,784	$31,229,255	$7,293,278
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
(4)Non-U.S. amounts are presented at the September 30, 2024 exchange rate.
(5)The original purchase price multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information (1)
Amounts in thousands
	September 30, 2024 (year-to-date)				As of September 30, 2024
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables (3)
Americas and Australia Core
1996-2013	$26,786	$10,656	$17,243	$27,899	$16,771
2014	10,691	4,303	8,039	12,342	12,019
2015	13,258	5,305	11,778	17,083	18,918
2016	18,506	9,782	8,634	18,416	21,833
2017	30,470	13,521	11,941	25,462	38,195
2018	60,243	21,259	25,535	46,794	70,664
2019	62,311	24,744	13,609	38,353	75,355
2020	70,086	27,464	6,632	34,096	85,017
2021	79,282	39,444	(10,559)	28,885	136,930
2022	116,142	49,024	(5,628)	43,396	202,091
2023	221,800	126,913	7,595	134,508	494,772
2024	78,091	60,269	11,125	71,394	630,678
Subtotal	787,666	392,684	105,944	498,628	1,803,243
Americas Insolvency
1996-2013	756	85	672	757	—
2014	216	68	151	219	—
2015	153	24	103	127	13
2016	458	31	363	394	163
2017	2,105	153	1,800	1,953	854
2018	2,102	98	802	900	653
2019	13,129	825	(1,169)	(344)	3,827
2020	13,236	1,961	1,014	2,975	14,760
2021	11,963	2,352	679	3,031	19,901
2022	8,314	2,370	542	2,912	22,440
2023	18,678	8,407	(983)	7,424	72,108
2024	7,134	4,419	189	4,608	55,878
Subtotal	78,244	20,793	4,163	24,956	190,597
Total Americas and Australia	865,910	413,477	110,107	523,584	1,993,840
Europe Core
2012-2013	789	—	789	789	—
2014	75,739	46,494	22,135	68,629	95,353
2015	23,089	10,203	4,535	14,738	66,317
2016	20,460	9,757	3,067	12,824	88,047
2017	13,600	5,048	1,309	6,357	68,268
2018	28,500	10,315	4,879	15,194	120,450
2019	51,635	16,799	8,537	25,336	218,471
2020	38,069	14,275	6,685	20,960	148,879
2021	50,687	21,458	5,636	27,094	236,349
2022	57,408	22,884	2,696	25,580	280,574
2023	78,264	32,685	2,517	35,202	340,067
2024	22,674	9,521	2,574	12,095	240,351
Subtotal	460,914	199,439	65,359	264,798	1,903,126
Europe Insolvency
2014	138	—	138	138	—
2015	141	2	113	115	—
2016	659	87	306	393	164
2017	1,246	97	44	141	669
2018	2,839	207	217	424	2,087
2019	10,653	1,083	1,620	2,703	10,971
2020	20,081	2,174	2,681	4,855	23,842
2021	11,540	2,041	1,546	3,587	21,779
2022	11,129	2,907	1,983	4,890	31,794
2023	9,057	3,827	449	4,276	42,090
2024	6,203	2,127	1,045	3,172	34,105
Subtotal	73,686	14,552	10,142	24,694	167,501
Total Europe	534,600	213,991	75,501	289,492	2,070,627
Total PRA Group	$1,400,510	$627,468	$185,608	$813,076	$4,064,467
(1)     Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the September 30, 2024 exchange rate.

Cash Collections by Year, By Year of Purchase (1) as of September 30, 2024 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total
Americas and Australia Core
1996-2013	$1,932.7	$3,618.9	$660.3	$474.4	$299.7	$197.0	$140.3	$99.7	$64.7	$46.5	$36.0	$28.4	$26.8	$5,692.7
2014	404.1	—	92.7	253.4	170.3	114.2	82.2	55.3	31.9	22.3	15.0	11.8	10.7	859.8
2015	443.1	—	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	14.1	13.3	880.5
2016	455.8	—	—	—	138.7	256.5	194.6	140.6	105.9	74.2	38.4	24.9	18.5	992.3
2017	532.9	—	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	43.8	30.5	1,115.6
2018	654.0	—	—	—	—	—	122.7	361.9	337.7	239.9	146.1	92.9	60.2	1,361.4
2019	581.5	—	—	—	—	—	—	143.8	349.0	289.8	177.7	110.3	62.3	1,132.9
2020	435.7	—	—	—	—	—	—	—	132.9	284.3	192.0	125.8	70.1	805.1
2021	435.8	—	—	—	—	—	—	—	—	85.0	177.3	136.8	79.3	478.4
2022	406.1	—	—	—	—	—	—	—	—	—	67.7	195.4	116.1	379.2
2023	622.5	—	—	—	—	—	—	—	—	—	—	108.5	221.8	330.3
2024	638.1	—	—	—	—	—	—	—	—	—	—	—	78.1	78.1
Subtotal	7,542.3	3,618.9	753.0	844.8	837.1	860.9	945.1	1,141.4	1,271.8	1,206.9	946.0	892.7	787.7	14,106.3
Americas Insolvency
1996-2013	1,266.1	1,491.4	421.4	289.9	168.7	85.5	30.3	6.8	3.6	2.2	1.6	1.1	0.8	2,503.3
2014	148.4	—	37.0	50.9	44.3	37.4	28.8	15.8	2.2	1.1	0.7	0.4	0.2	218.8
2015	63.2	—	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	0.3	0.2	88.2
2016	91.4	—	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.8	0.9	0.5	119.2
2017	275.3	—	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	2.1	357.9
2018	97.9	—	—	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	2.1	135.6
2019	123.1	—	—	—	—	—	—	13.4	31.4	39.1	37.8	28.7	13.1	163.5
2020	62.1	—	—	—	—	—	—	—	6.5	16.1	20.4	19.5	13.2	75.7
2021	55.2	—	—	—	—	—	—	—	—	4.6	17.9	17.5	12.0	52.0
2022	33.4	—	—	—	—	—	—	—	—	—	3.2	9.2	8.3	20.7
2023	91.2	—	—	—	—	—	—	—	—	—	—	9.0	18.7	27.7
2024	59.0	—	—	—	—	—	—	—	—	—	—	—	7.0	7.0
Subtotal	2,366.3	1,491.4	458.4	344.2	249.8	222.5	207.9	180.9	155.3	147.4	129.4	104.2	78.2	3,769.6
Total Americas and Australia	9,908.6	5,110.3	1,211.4	1,189.0	1,086.9	1,083.4	1,153.0	1,322.3	1,427.1	1,354.3	1,075.4	996.9	865.9	17,875.9
Europe Core
2012-2013	40.7	27.7	14.2	5.5	3.5	3.3	3.3	2.4	1.9	1.8	1.4	1.0	0.8	66.8
2014	773.8	—	153.2	292.0	246.4	220.8	206.3	172.9	149.8	149.2	122.2	107.6	75.7	1,896.1
2015	411.3	—	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	33.8	23.1	582.6
2016	333.1	—	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	20.5	432.0
2017	252.2	—	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	13.6	247.9
2018	341.8	—	—	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	28.5	374.2
2019	518.6	—	—	—	—	—	—	48.0	125.7	121.4	89.8	75.1	51.6	511.6
2020	324.1	—	—	—	—	—	—	—	32.3	91.7	69.0	56.1	38.1	287.2
2021	412.4	—	—	—	—	—	—	—	—	48.5	89.9	73.0	50.7	262.1
2022	359.4	—	—	—	—	—	—	—	—	—	33.9	83.8	57.4	175.1
2023	410.6	—	—	—	—	—	—	—	—	—	—	50.2	78.3	128.5
2024	252.0	—	—	—	—	—	—	—	—	—	—	—	22.6	22.6
Subtotal	4,430.0	27.7	167.4	343.3	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.1	460.9	4,986.7
Europe Insolvency
2014	10.9	—	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.2	0.2	0.1	17.1
2015	19.0	—	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.6	0.4	0.1	26.7
2016	39.3	—	—	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	0.7	61.1
2017	39.2	—	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	1.2	49.0
2018	44.9	—	—	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	2.8	50.8
2019	77.2	—	—	—	—	—	—	5.0	21.1	23.9	21.0	17.5	10.7	99.2
2020	105.4	—	—	—	—	—	—	—	6.0	34.6	34.1	29.7	20.1	124.5
2021	53.2	—	—	—	—	—	—	—	—	5.5	14.4	14.7	11.5	46.1
2022	44.6	—	—	—	—	—	—	—	—	—	4.5	12.4	11.1	28.0
2023	46.7	—	—	—	—	—	—	—	—	—	—	4.2	9.1	13.3
2024	37.8	—	—	—	—	—	—	—	—	—	—	—	6.3	6.3
Subtotal	518.2	—	—	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.4	73.7	522.1
Total Europe	4,948.2	27.7	167.4	350.6	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.5	534.6	5,508.8
Total PRA Group	$14,856.8	$5,138.0	$1,378.8	$1,539.6	$1,492.0	$1,512.6	$1,625.2	$1,841.2	$2,005.6	$2,061.9	$1,728.9	$1,660.4	$1,400.5	$23,384.7
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

Estimated Remaining Collections
The following chart shows our ERC of $7.3 billion as of September 30, 2024 by geography (amounts in millions).
The following table displays our ERC by geography, year and account type for the 12 months ending September 30, for each year presented (amounts in thousands):

	ERC By Geography, Year and Account Type
	Americas and Australia Core	Americas Insolvency	Europe Core	Europe Insolvency	Total
2025	$1,008,225	$90,656	$551,750	$76,204	$1,726,835
2026	777,175	66,722	460,378	55,285	1,359,560
2027	521,682	46,088	384,759	36,536	989,065
2028	355,577	27,049	327,637	22,157	732,420
2029	242,764	10,370	280,932	10,899	544,965
2030	169,252	1,143	241,901	3,764	416,060
2031	116,842	24	209,454	1,283	327,603
2032	80,769	—	182,106	691	263,566
2033	55,855	—	158,843	474	215,172
2034	35,373	—	138,857	259	174,489
Thereafter	68,485	—	474,678	380	543,543
Total ERC	$3,431,999	$242,052	$3,411,295	$207,932	$7,293,278

Cash Collections
The following table displays our cash collections by geography and account type for the periods indicated (amounts in thousands):

	Cash Collections by Geography and Account Type
	Third Quarter				Year-to-Date
	2024		2023		2024		2023
Americas and Australia Core	$266,977	56.0%	$223,714	53.3%	$787,666	56.2%	$672,560	53.8%
Americas Insolvency	26,065	5.5	27,809	6.6	78,244	5.6	79,944	6.4
Europe Core	158,242	33.2	144,402	34.4	460,914	32.9	427,731	34.2
Europe Insolvency	25,826	5.3	23,639	5.7	73,686	5.3	69,932	5.6
Total cash collections	$477,110	100%	$419,564	100%	$1,400,510	100%	$1,250,167	100%
The following table displays our Core cash collections by geography and source for the periods indicated (amounts in thousands):

	Core Cash Collections by Geography and Source
	Third Quarter				Year-to-Date
	2024		2023		2024		2023
Americas and Australia
Call center and other	$150,103	56.2%	$139,296	62.3%	$454,250	57.7%	$422,401	62.8%
Legal	116,874	43.8	84,418	37.7	333,416	42.3	250,159	37.2
Core cash collections	$266,977	100%	$223,714	100%	$787,666	100%	$672,560	100%

Europe
Call center and other	$98,287	62.1%	$92,758	64.2%	$286,294	62.1%	$277,251	64.8%
Legal	59,955	37.9	51,644	35.8	174,620	37.9	150,480	35.2
Core cash collections	$158,242	100%	$144,402	100%	$460,914	100%	$427,731	100%

Total Company
Call center and other	$248,390	58.4%	$232,054	63.0%	$740,544	59.3%	$699,652	63.6%
Legal	176,829	41.6	136,062	37.0	508,036	40.7	400,639	36.4
Total Core cash collections	$425,219	100%	$368,116	100%	$1,248,580	100%	$1,100,291	100%
Seasonality
Customer payment patterns in all of the countries in which we operate can be affected by seasonal employment trends, income tax refunds, and holiday spending habits.
Portfolio Acquisitions
The following table displays our portfolio acquisitions by geography and account type for the periods indicated (amounts in thousands):

	Portfolio Acquisitions by Geography and Account Type
	Third Quarter				Year-to-Date
	2024		2023		2024		2023
Americas and Australia Core	$263,613	75.3%	$187,554	60.3%	$637,034	65.3%	$475,861	54.8%
Americas Insolvency	10,162	2.9	44,279	14.2	58,945	6.0	72,169	8.3
Europe Core	71,507	20.4	60,628	19.5	243,495	25.0	287,916	33.1
Europe Insolvency	4,696	1.4	18,722	6.0	35,690	3.7	33,221	3.8
Total portfolio acquisitions	$349,978	100%	$311,183	100%	$975,164	100%	$869,167	100%

Portfolio Acquisitions by Major Asset Type and Delinquency Category (U.S. Only)
The following tables categorize our U.S. portfolio acquisitions by major asset type and delinquency category for the periods indicated (amounts in thousands):

	U.S. Portfolio Acquisitions by Major Asset Type
	Third Quarter				Year-to-Date
	2024		2023		2024		2023
Major Credit Cards	$128,420	55.6%	$57,045	33.2%	$254,983	40.7%	$111,884	26.2%
Private Label Credit Cards	96,733	41.8	87,057	50.7	324,232	51.9	230,015	53.9
Consumer Finance	4,903	2.1	17,616	10.3	15,442	2.5	72,476	17.0
Auto Related	1,106	0.5	9,947	5.8	30,556	4.9	12,440	2.9
Total	$231,162	100%	$171,665	100%	$625,213	100%	$426,815	100%

	U.S. Portfolio Acquisitions by Delinquency Category
	Third Quarter				Year-to-Date
	2024		2023		2024		2023
Fresh (1)	$116,089	52.5%	$103,432	66.0%	$332,379	58.7%	$263,252	68.6%
Primary (2)	40,373	18.2	3,405	2.2	45,558	8.0	12,646	3.3
Secondary (3)	53,640	24.2	40,294	25.7	169,511	29.9	83,883	21.8
Other (4)	11,135	5.1	9,615	6.1	19,057	3.4	24,225	6.3
Total Core	221,237	100%	156,746	100%	566,505	100%	384,006	100%
Insolvency	9,925		14,919		58,708		42,809
Total	$231,162		$171,665		$625,213		$426,815
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
Adjusted EBITDA
We present Adjusted EBITDA because we consider it an important supplemental measure of our operational and financial performance. Our management believes Adjusted EBITDA helps provide enhanced period-to-period comparability of our operational and financial performance, as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the operations of our business, and is useful to investors as other companies in the industry report similar financial measures. Adjusted EBITDA should not be considered as an alternative to net income determined in accordance with GAAP. In addition, our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures presented by other companies. Adjusted EBITDA is calculated starting with our GAAP financial measure, Net income/(loss) attributable to PRA Group, Inc. and is adjusted for:
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
The following table provides a reconciliation of Net income/(loss) attributable to PRA Group, Inc. as reported in accordance with GAAP to Adjusted EBITDA for the periods indicated (amounts in thousands):

	Last Twelve Months Ended	Year Ended
	September 30, 2024	December 31, 2023
Net income/(loss) attributable to PRA Group, Inc.	$43,363	$(83,477)
Adjustments:
Income tax expense/(benefit)	9,600	(16,133)
Foreign exchange loss/(gain)	557	(289)
Interest expense, net	219,639	181,724
Other expense (1)	1,400	1,944
Depreciation and amortization	10,858	13,376
Impairment of real estate	202	5,239
Net income attributable to noncontrolling interests	16,566	16,723
Recoveries applied to negative allowance less changes in expected recoveries	797,607	887,891
Adjusted EBITDA	$1,099,792	$1,006,998
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
The following table displays our ROATE and provides a reconciliation of Total stockholders' equity - PRA Group, Inc. as reported in accordance with GAAP to ATE for the periods indicated (amounts in thousands, except for ratio data):

			Average Balance
	Balance as of Period End		Third Quarter		Year-to-Date
	September 30, 2024	September 30, 2023	2024	2023	2024	2023
Total stockholders' equity - PRA Group, Inc.	$1,218,882	$1,115,590	$1,182,173	$1,140,558	$1,165,196	$1,166,780
Less: Goodwill	423,011	412,513	419,329	413,709	420,517	420,997
Less: Other intangible assets	1,620	1,670	1,609	1,753	1,656	1,797
Average tangible equity			$761,235	$725,096	$743,023	$743,986
Net income/(loss) attributable to PRA Group, Inc.			$27,154	$(12,262)	$52,145	$(74,695)
Return on average tangible equity (1)			14.3%	(6.8)%	9.4%	(13.4)%
(1)Based on annualized Net income/(loss) attributable to PRA Group, Inc.

Liquidity and Capital Resources
We actively manage our liquidity to meet our business needs and financial obligations.
Sources of Liquidity
Cash and cash equivalents. As of September 30, 2024, cash and cash equivalents totaled $141.1 million, of which $132.4 million consisted of cash on-hand related to international operations with indefinitely reinvested earnings. For additional information about the unremitted earnings of our international subsidiaries, refer to Note 13 to our Consolidated Financial Statements in the 2023 Form 10-K.
Borrowings. As of September 30, 2024, we had the following committed amounts, borrowings and availability under our credit facilities (amounts in thousands):

			Availability
	Committed Amounts	Borrowings	Availability Based on Current ERC (1)	Additional Availability (2)	Total Availability
North American revolving credit	$1,075,000	$683,890	$88,484	$302,626	$391,110
UK revolving credit	800,000	508,060	84,081	207,859	291,940
European revolving credit	852,782	537,172	240,175	75,435	315,610
Term loan	432,500	432,500	—	—	—
Senior notes	1,148,000	1,148,000	—	—	—
Less: Debt discounts and issuance costs	—	(13,450)	—	—	—
Total	$4,308,282	$3,296,172	$412,740	$585,920	$998,660
(1)Available borrowings after calculation of borrowing base, subject to the committed amounts and debt covenants, which may be used for general corporate purposes, including portfolio purchases.
(2)Subject to borrowing base and debt covenants, including advance rates ranging from 35-55% of applicable ERC.
For additional details about our credit facilities, term loan and senior notes, refer to Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Interest-bearing deposits. As of September 30, 2024, interest-bearing deposits totaled $128.6 million. Under our European revolving credit facility, our interest-bearing deposit funding is limited to SEK 2.2 billion (the equivalent of $216.6 million in U.S. dollars as of September 30, 2024).
Furthermore, we have the ability to slow the purchase of nonperforming loans and to use the net cash flow generated from cash collections on our portfolio of existing nonperforming loans to temporarily service our debt and fund existing operations.
Uses of Liquidity and Material Cash Requirements
Forward Flows. We enter into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from three to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period.
As of September 30, 2024, we have forward flow agreements in place with an estimated purchase price of approximately $491.1 million over the next 12 months. This total can vary significantly based on the remaining terms and renewal dates of the agreements and is comprised of $406.3 million for the Americas and Australia and $84.8 million for Europe. These amounts represent our estimated forward flow purchases over the next 12 months under the agreements in place, based on projections and other factors, including sellers' estimates of future flow sales, and are dependent on actual delivery by the sellers. Accordingly, amounts purchased under these agreements may vary significantly. In addition to these agreements, we may also enter into new or renewed forward flow commitments and/or close on spot purchase transactions.

Borrowings. As of September 30, 2024, we had $3.3 billion in outstanding borrowings. The estimated interest, unused fees and principal payments for the next 12 months are $229.4 million, of which $10.0 million relates to principal on our term loan. After 12 months, principal payments on our debt are due from between one and five years. Many of our financing arrangements include covenants with which we must comply, and as of September 30, 2024, we were in compliance with these covenants.
On September 3, 2024, using funds obtained primarily from our North American revolving credit facility, we repaid our Senior Notes due 2025 (the "2025 Notes") in full by redeeming $298.0 million in aggregate principal amount of the 2025 Notes at par value.
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
Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or other methods, subject to market and/or other conditions and applicable regulatory requirements. Repurchases are also subject to restrictive covenants contained in our credit facilities and the indentures that govern our senior notes. There were no repurchases during the third quarter of 2024, and as of September 30, 2024, we had $67.7 million remaining for share repurchases under the program.
Leases. Our leases have remaining terms from one to 11 years. As of September 30, 2024, we had $45.2 million in lease liabilities, of which $9.2 million is due within the next 12 months. For additional information about our leases, refer to Note 5 to our Consolidated Financial Statements in the 2023 Form 10-K.
Derivatives. We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of September 30, 2024, we had $9.3 million of derivative liabilities, of which $0.4 million matures within one year. The remaining $8.9 million matures in 2028. For additional information, refer to Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Investments. As of September 30, 2024, we held $50.6 million in Swedish treasury securities to meet the liquidity requirements of the Swedish Financial Services Authority for our banking subsidiary, AK Nordic AB.
We believe that funds generated from our business activities, together with existing cash, available borrowings under our revolving credit facilities and access to the capital markets, will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases during the next 12 months and beyond. Market conditions permitting, as we deem appropriate, we may seek to access the debt or equity capital markets or other sources of funding, and it may be necessary to raise additional funds to achieve our business objectives. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing. We may also, from time-to-time, repurchase senior notes in the open market or otherwise.
Cash Flow Analysis
The following table summarizes our year-to-date cash flow activity for the periods indicated (amounts in thousands):

	Year-to-Date
	2024	2023	$ Change
Net cash provided by/(used in):
Operating activities	$(137,524)	$(118,272)	$(19,252)
Investing activities	(183,833)	(179,589)	(4,244)
Financing activities	347,073	328,251	18,822
Effect of exchange rate on cash	3,024	3,270	(246)
Net increase in cash, cash equivalents and restricted cash	$28,740	$33,660	$(4,920)

Operating Activities
Net cash used in operating activities mainly reflects the portion of our cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. It does not include cash collections applied to the negative allowance, which are classified as cash flows used in investing activities. To calculate net cash used in operating activities, net income/(loss) was adjusted for (i) non-cash items included in net income/(loss), such as unrealized foreign currency transaction gains/(losses), changes in expected recoveries, depreciation, amortization and impairment, deferred income taxes, fair value changes in equity securities, and share-based compensation, as well as (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Cash used in operating activities was $137.5 million 2024 year-to-date compared to $118.3 million in the prior year period. The increase was primarily due to higher cash paid for interest and operating expenses, partially offset by higher cash collections recognized as income, lower income tax payments and a lower impact from foreign currency transactions.
Investing Activities
Net cash used in investing activities increased $4.2 million compared to the prior year period. The increase was primarily due to an increase of $99.8 million in purchases of nonperforming loan portfolios, partially offset by an increase of $88.9 million in recoveries applied to the negative allowance and a $7.2 million increase in net cash flows from purchases and disposals of investments.
Financing Activities
Net cash provided by financing activities increased $18.8 million compared to the prior year period. The increase was primarily due to a net increase of $21.1 million in interest-bearing deposits and $7.2 million increase in net proceeds from lines of credit and senior notes, partially offset by a net increase of $13.3 million in distributions to noncontrolling interests.
During the second quarter of 2024, we repaid $395.9 million aggregate principal amount of outstanding borrowings under our North American revolving credit agreement with net proceeds obtained from the issuance of our Senior Notes due 2030. On September 3, 2024, using funds obtained primarily from our North American revolving credit facility, we repaid our 2025 Notes in full by redeeming $298.0 million in aggregate principal amount of the 2025 Notes at par value. For additional details about these transactions, refer to Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Recent Accounting Pronouncements
For discussion of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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
We consider accounting estimates to be critical if they (1) involve a significant level of estimation uncertainty and (2) have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. We base our estimates on historical experience, current trends and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material. We have determined that the following accounting policies involve critical estimates:
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
As of September 30, 2024, we had goodwill of $423.0 million, consisting primarily of $396.1 million in our Debt Buying and Collection ("DBC") reporting unit. We performed our most recent annual review of the DBC reporting unit as of October 1, 2023, and concluded that goodwill was not impaired.
As of September 30, 2024, our quarterly impairment assessment did not identify the occurrence of any triggering events, and we determined our goodwill was not more-likely-than-not impaired. However, consistent with our most recent annual review, the DBC reporting unit may be at-risk for future impairment if our cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including adverse changes in the debt sales market that impact our estimated purchasing volumes and purchase price multiples, and/or an increase in the discount rate. For additional information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" of the 2023 Form 10-K.
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
Interest Rate Risk
We are subject to interest rate risk from borrowings on our variable rate credit facilities, as well as our interest-bearing deposits. As such, our consolidated financial results are subject to fluctuations due to changes in market interest rates. To reduce our exposure to changes in the market rate of interest, we have entered into interest rate derivative contracts to hedge a portion of our borrowings under floating rate financing arrangements. Under the terms of the interest rate derivatives, we receive a variable interest rate and pay a fixed interest rate. Of our $3.3 billion in total borrowings as of September 30, 2024, $1.1 billion was fixed rate debt. Considering these fixed rate borrowings and the interest rate hedges on our variable rate debt, with maturities ranging from three months to four years, as of September 30, 2024, 58% of our total debt was either fixed rate or converted to a fixed rate.
We assess interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. Borrowings on our variable rate credit facilities were $2.2 billion as of September 30, 2024, and based on our debt structure, assuming a 50 basis point decrease/increase in interest rates, interest expense over the following 12 months would decrease/increase by an estimated $7.3 million.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. Our subsidiaries use multiple functional currencies, and weakness in one particular currency might be offset by strength in other currencies over time. During Q3 2024, our revenues from operations outside the U.S. were $124.0 million.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings as of September 30, 2024, refer to Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Programs
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. For more information, refer to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Quarterly Report. We did not repurchase any common stock during the third quarter of 2024.
We do not currently pay regular dividends on our common stock and did not pay dividends during the third quarter of 2024; however, our Board of Directors may determine in the future to declare or pay dividends on our common stock. Our credit facilities and the indentures governing our senior notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders and repurchase our common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the third quarter of 2024.
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

4.4
Indenture, dated as of February 6, 2023, among PRA Group, Inc., the domestic subsidiaries of PRA Group, Inc., party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 6, 2023 (File No. 000-50058)).

4.5
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

PRA Group, Inc.
(Registrant)

November 8, 2024	By:	/s/ Vikram A. Atal
Vikram A. Atal
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2024	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)