Form 10-K
period 2024-12-31
PRA GROUP INC
filed 2025-02-27
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024 was $764,441,903 based on the $19.66 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant's Common Stock outstanding as of February 20, 2025 was 39,509,560.
Documents incorporated by reference
Portions of the Registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

All references in this Annual Report on Form 10-K ("Form 10-K") to "PRA Group," "our," "we," "us," the "Company" or similar terms are to PRA Group, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical fact are forward-looking statements, including statements regarding cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans, strategies and anticipated events or trends. Our results could differ materially from those expressed or implied by such forward-looking statements, or our forward-looking statements could be wrong as a result of risks, uncertainties and assumptions, including the following:
•volatility and uncertainty in general business and economic conditions or financial markets;
•our ability to purchase a sufficient volume of nonperforming loans at favorable pricing;
•our ability to collect sufficient amounts on our nonperforming loans to fund our operations;
•a disruption or failure by any of our outsourcing, offshoring or other third-party service providers to meet their obligations and our service level expectations;
•our ability to achieve the expected benefits of offshoring a portion of our collection and related support activities;
•our ability to successfully implement our cash-generating and cost savings initiatives in our United States ("U.S.") business;
•disruptions of business operations caused by cybersecurity incidents or the failure of information technology infrastructure, networks or communication systems;
•our ability to effectively utilize artificial intelligence ("AI");
•changes in accounting standards and their interpretations;
•the occurrence of goodwill impairment charges;
•loss contingency accruals that are inadequate to cover actual losses;
•our ability to manage risks associated with our international operations;
•our assumptions related to the expected timing and estimated financial effect of exercising our right to sell our remaining 11.7% interest in RCB Investimentos S.A. ("RCB");
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

PART I
Item 1. Business.

OVERVIEW
PRA Group Inc. is a global financial services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. The accounts we purchase are primarily the unpaid obligations of individuals owed to credit originators. We purchase nonperforming loans at a discount to face value for both our Core and Insolvency portfolios. Our Core operation specializes in purchasing and collecting nonperforming loans, which are sold by credit originators when they choose not to pursue, or have been unsuccessful in, collecting the full balance owed. Our Insolvency operation consists primarily of purchasing and collecting on nonperforming loans where the customer is involved in a bankruptcy or similar proceeding. We also purchase and provide fee-based services for class action claims recoveries in the U.S.

PORTFOLIO PURCHASING
To identify purchasing opportunities, our global investment team continuously engages with known and potential sellers, including major banks, consumer finance companies, auto finance providers and other creditors. The types of Core and Insolvency nonperforming loans we purchase include general purpose and private label credit cards, consumer loans, auto loans, overdrafts and small business loans. In valuing these loans, we consider several factors, including the type of asset, the age since charge-off, the geographic region, the sellers' selection criteria and collections activity up to the time of sale. We leverage our extensive data set and modeling experience to determine the price we bid for a portfolio, which considers projected future cash collections, the estimated cost to collect, financing costs and the current market environment. All purchases are subject to approval by the applicable investment committee(s).
Credit originators sell nonperforming loans in either single portfolio transactions, referred to as spot sales, or through pre-arranged sales of multiple portfolios over time, referred to as forward flow sales. Under forward flows, portfolios are purchased on a periodic basis at a negotiated price over a specified term, typically ranging from six to 12 months. In addition, forward flow agreements contain provisions establishing specific criteria for the loans to be purchased, and many allow for termination and/or price renegotiation should the underlying quality of the portfolio deteriorate over time.
Nonperforming loan portfolios are sold through formal sales processes. Typically, the sellers assemble a portfolio and request prices from specific bidders. The bidders form part of a panel of potential buyers that have qualified to participate through a process that includes review of any or all of the following: experience, reputation, financial standing, operating procedures, business practices, customer treatment and compliance oversight. Portfolios can also be sold on an exclusive basis directly to a seller's preferred buyer.

PORTFOLIO COLLECTIONS
Core operation
Our collection efforts are driven by a combination of internally staffed call centers and external vendors. As part of recent initiatives to enhance the performance of our U.S. business, we expanded our use of offshore collectors and conducted a successful work-from-home pilot program for a portion of our collections operations, which led to a planned reduction in the number of collection sites in the U.S. from six to three. Whether accounts are being serviced by internal staff or external vendors, except for accounts placed with a third-party debt collection agency, we utilize our proprietary models to proportionally direct work efforts to those customers most able and willing to pay, and ultimately, to achieve the highest correlation to profitable collections from our call activities.
Another important component of our collection efforts involves legal recovery and the judicial collection of balances from customers who we generally believe have the ability to settle their obligations, but who are unwilling to pay. There are some markets, especially in the Nordic countries, where the collection process follows a prescribed and time-sensitive set of legal actions, but in the majority of instances, we are able to use models and analysis to identify accounts with a higher propensity to pay. We do not begin our collections activity with the legal collections channel, but consider using it if and when our customers do not engage with us voluntarily, and we determine whether to commence legal action to judicially collect based on the characteristics of an account and the applicable local collection laws. The legal process can take an extended period of time and requires an upfront investment in court filing costs, but usually generates net cash collections that likely would not have been realized otherwise. We utilize a combination of internal resources (attorneys and supporting staff), external law firms and other third-party vendors to perform legal recovery and judicial collections.

Insolvency operation
Accounts that are in an insolvent or bankrupt status are managed by our Insolvency operations team. These accounts fall under insolvency plans such as Individual Voluntary Arrangements ("IVAs") and Trust Deeds in the United Kingdom ("UK"), Consumer Proposals in Canada and various forms of bankruptcy plans in the U.S., Canada, Germany and the UK. We file claims or claim transfers securing our creditor rights under these plans, and we actively manage these accounts through the entire life cycle of the insolvency proceeding to ensure that we participate in any distributions to creditors. The accounts we manage are derived from two sources: (1) purchased portfolios of insolvent nonperforming loans and (2) Core nonperforming loans when our customers file for protection under insolvency or bankruptcy laws after we purchase the accounts.
These accounts are managed under the relevant country's insolvency or bankruptcy codes and may have an associated payment plan that generally ranges from three to seven years. Accounts that are purchased while insolvent can be purchased at any stage of the insolvency or bankruptcy plan life cycle. Accounts sold close to the filing of the insolvency or bankruptcy plan may take months to generate cash flows, while accounts sold years after the filing of the insolvency or bankruptcy plan typically generate cash flows immediately.
Digital channels
We utilize digital platforms to support our inbound collection efforts, and where permitted by local regulations, our outbound communications. Our digital channels allow us to serve our customers in a way that many of them prefer, providing convenient, user-friendly platforms for receiving information, making payments, accessing account information, viewing documents and contacting account representatives.
Seasonality
In all of the countries in which we operate, customer payment patterns can be impacted by multiple factors, including seasonal employment trends, income tax refunds and holiday spending habits.

COMPETITION
Competition is derived primarily from other debt purchasers that either manage their own nonperforming loans or outsource such services. In the U.S., regulatory complexity and burdens, combined with seller preferences for experienced portfolio purchasers, create barriers to successful entry for new competitors, resulting in a fairly stable competitive landscape. In Europe, diverse regulatory environments create varying levels of competition, with some markets being more competitive than others. In Brazil, there are a small number of large purchasers of nonperforming loans, whose experience and access to capital creates barriers to entry for new competitors. We compete with other debt purchasers on a number of individual factors, including price, reputation, industry experience and long-term performance. We believe that our competitive strengths include our:
•diverse global presence, with portfolios in 18 countries;
•strong and longstanding relationships with credit originators globally;
•strong capital position;
•extensive data set informing our proprietary underwriting process and disciplined approach to bidding;
•comprehensive compliance program;
•reputation from previous portfolio purchase transactions;
•customer service; and
•ability to efficiently and effectively collect on various asset types.

GOVERNMENT REGULATION
We are subject to a variety of federal, state, local and international laws, some of which establish specific guidelines and procedures for the collection, use, retention, security and transfer of personal information that debt collectors must follow when collecting on customer accounts. The most significant government regulations that impact our business are discussed below. For further discussion about how these regulations may impact our business, refer to Item 1A. Risk Factors.
United States
We are subject to supervision by the CFPB, which has primary regulatory authority over consumer debt collection in the U.S and is responsible for enforcing numerous financial statutes and regulations. After the recent change in presidential administration, there have been some indications that the regulatory and enforcement activities of the CFPB may change, but the extent to which these or other future developments may impact our business remains uncertain.

Significant laws and regulations applicable to our U.S. business include the following:
•Fair Debt Collection Practices Act, which imposes certain obligations and restrictions on the practices of debt collectors, including specific restrictions regarding the time, place and manner of communications.
•Fair Credit Reporting Act, which obligates credit information providers to verify the accuracy of information provided to credit reporting agencies and investigate consumer disputes concerning the accuracy of such information.
•Gramm-Leach-Bliley Act ("GLBA"), which requires that certain financial institutions, including collection companies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies.
•Electronic Funds Transfer Act, which regulates electronic fund transfer transactions, including a consumer’s right to stop payments on a pre-approved fund transfer and to receive certain documentation of the transaction.
•Telephone Consumer Protection Act, which, along with similar state laws, places certain restrictions on the use of pre-recorded messages and certain automated dialing equipment that places telephone calls to consumers.
•Servicemembers Civil Relief Act, which gives U.S. military service personnel relief from credit obligations they may have incurred prior to entering military service and may also apply in certain circumstances to obligations and liabilities incurred by a servicemember while serving on active duty.
•Health Insurance Portability and Accountability Act, which provides standards to protect the confidentiality of patients' personal healthcare and financial information in the U.S.
•U.S. Bankruptcy Code, which prohibits certain contacts with consumers after the filing of bankruptcy petitions and dictates what types of claims will or will not be allowed in a bankruptcy proceeding, including how such claims may be discharged.
•Americans with Disabilities Act, which requires that telecommunications companies operating in the U.S. take steps to ensure functionally equivalent services are available for their consumers with disabilities and to accommodate consumers with disabilities through, for example, implementation of telecommunications relay services.
•Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act"), which restructured the regulation and supervision of the financial services industry in the U.S. and created the CFPB.
At the state and local levels, we are subject to a variety of statutes and regulations. These state and local rules regulate, among other things, collection activity, data collection and use, legal recovery and post-judgment processes, and licensing and bonding.
International
Our non-U.S. businesses are also subject to regulation by various regulators, including central banks and other regulatory bodies such as the UK Financial Conduct Authority, Swedish Financial Supervisory Authority, German Federal Financial Supervisory Authority, Bank of Italy, Polish Financial Supervision Authority and Australian Securities & Investments Commission.
Significant laws and regulations applicable to our international businesses include the following:
•U.S. Foreign Corrupt Practices Act ("FCPA"), UK Bribery Act and Similar Laws, which prohibit certain payments to governmental officials and other individuals.

•International data protection and privacy laws, which include relevant country specific legislation in the UK and other European countries where we operate that regulate the processing of information related to individuals, including the obtaining, holding, use, or disclosure of such information; the Personal Information Protection and Electronic Documents Act, which aims to protect personal information that is collected, used, or disclosed in certain circumstances for purposes of electronic commerce in Canada; the GDPR, which regulates the processing and free movement of personal data within the European Union ("EU") and the transfer of such data outside the EU; and in the UK, the Data Protection Act 2018, which implements the EU General Data Protection Regulation in the UK.
•EU Directive 2021/2167 (the "Directive"), which creates a regulatory framework for the sale, purchase, and servicing of EU nonperforming loans and requires "credit servicing" to be subject to authorization and oversight processes. EU member states are required to establish regulatory frameworks for authorizations and registrations of all credit servicers and to set standards for consumer protection and fitness and propriety standards for business owners, among other things.
•Consumer Credit Act 1974 (and its related regulations); Unfair Terms in Consumer Contracts Regulations of 1999; and the Financial Conduct Authority's Handbook of rules and guidance, which include the:
•Consumer Credit Sourcebook, which governs regulated and consumer credit agreements and collection activities in the UK;
•Consumer Duty, which sets higher and clearer standards of consumer protection across financial services in the UK and requires firms to act to deliver good outcomes for customers; and
•Senior Managers and Certification Regime, which aims to reduce harm to consumers and strengthen market integrity in the UK by imposing additional obligations on certain individuals who have significant control or influence over the management of UK businesses to ensure accountability for their conduct and competence.
Our non-US businesses are subject to the tax laws and regulations of the countries in which they are organized and operate. Foreign governments from time-to-time consider legislation that could impact our business activities or the amount of taxes that we pay. For example, in 2021, as part of its Global Anti-Base Erosion Model Rules (Pillar Two), the Organization for Economic Cooperation and Development (“OECD”) recommended a minimum 15% tax on the income of large multinational enterprises in each jurisdiction in which they operate. Many of the jurisdictions in which we have operations, including the UK, EU, Canada and Australia, have enacted legislation to begin implementing Pillar Two for tax years beginning in 2024. Other jurisdictions, including Brazil, are taking steps to adopt Pillar Two for tax years beginning in 2025. In addition, certain of our EU and UK subsidiaries are subject to capital adequacy, liquidity, and other requirements imposed by regulators.

HUMAN CAPITAL MANAGEMENT
Our Company’s values and culture are central to our ability to attract, hire and retain talented employees. Our human capital management objectives are grounded in our commitment to these values and ethics and are focused on supporting employee health, safety and wellness and furthering talent development, performance management and engagement.
Commitment to values and ethics
We strive to foster a culture of respect and responsibility through a common set of values and commitments among all our employees referred to as "C.A.R.E.S", which stands for Committed, Accountable, Respectful, Ethical and Successful. Our C.A.R.E.S values guide how we treat each other, how we relate to our customers and the responsibilities we have to other key stakeholders such as our stockholders, sellers and regulators. These values are also reflected in our Code of Conduct.
Total rewards and safety
We are committed to creating a workplace that promotes the health, safety and wellness of our employees. We offer a comprehensive total rewards program, which includes competitive pay and bonus structures, health and wellness benefits, retirement plans and an employee assistance program. In 2024, our U.S. business received the “Safe Workplace Certification” from the Center of Personal Protection and Safety, which demonstrates our commitment to the physical safety of our employees.
Talent development and engagement
We believe that talent development, performance management and engagement of our employees are key to our future success. We offer tuition reimbursement assistance and have a robust suite of training and development offerings for employees across the globe, many available in multiple languages. Our performance management framework is designed to foster accountability, encourage interactive discussions about performance and expand the skills and capabilities of our employees. We conduct an annual employee survey to measure engagement and inform action plans to address employee concerns and celebrate accomplishments. We believe that our employees are one of our greatest assets and encourage them to be their best and to be themselves, which fosters an inclusive workplace that values diverse experiences, perspectives and abilities.
Our workforce
As of December 31, 2024, we employed 3,115 full-time equivalents globally, with approximately 71% of our workforce located in the Americas and Australia and 29% in Europe. None of our employees in North America are represented by a union or covered by a collective bargaining agreement. In Europe, we work closely with works councils, and in countries where it is the customary local practice, such as Finland and Spain, we have collective bargaining agreements.

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
Reports filed with, or furnished to, the SEC are also available free of charge upon request by contacting our corporate office at:
PRA Group, Inc.
Attn: Investor Relations
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502

Item 1A. Risk Factors.
You should carefully read the following discussion of material factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Form 10-K. The events and consequences discussed in these risk factors could materially and adversely affect our business, results of operations, liquidity, cash flow and financial condition. While we believe we have identified and discussed below the material risk factors affecting our business, these risk factors do not identify all of the risks we face, and there could be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that could have an adverse effect on our business, results of operations, liquidity, cash flow or financial condition in the future.
OPERATIONAL AND INDUSTRY RISKS
Volatility and uncertainty in general business and economic conditions or financial markets could adversely impact our business, financial performance, results of operations and cash flow.
Our business has been sensitive to, and our financial performance is in part dependent on, the general business and economic conditions in the markets in which we operate. Our financial performance may be adversely affected by an economic recession, a significant rise in inflation including sustained high inflation, interest rate uncertainty, and the effects of governmental fiscal and monetary policies in the markets in which we operate. Any prolonged economic downturn or volatility in the financial or credit markets could place financial pressure on and negatively affect the ability of consumers to pay their debts, which could adversely affect collections and the value of our receivable portfolios. In addition, levels of consumer or commercial lending and financing could decline, thus reducing the volume of nonperforming loans available for purchase, which could adversely affect our business and financial results in the markets in which we operate.

We may not be able to purchase a sufficient volume of nonperforming loans at favorable pricing, which could adversely impact our profitability.
Our ability to operate profitably is dependent on our ability to purchase and service a sufficient volume of nonperforming loans to generate revenue that exceeds our expenses. The cadence for the purchase of nonperforming loans by quarter, and by year, has been and may continue to be varied and periodic due in large part to the available supply of portfolios in the markets in which we operate and pricing that meets our return thresholds. The availability of nonperforming loan portfolios at prices that generate an appropriate return on our investment depends on a number of factors, including:
•consumer debt levels;
•sales of nonperforming loan portfolios by credit originators;
•competitive factors affecting potential purchasers and credit originators of nonperforming loans;
•our ability to obtain and analyze portfolio data efficiently and to accurately predict collectability; and
•changes in credit and financial lending laws and regulations.
Changes in the financial or credit markets may cause a forward flow agreement to fail to meet our return thresholds, since we have agreed to purchase portfolios at a negotiated price for a specified term, and may end up paying higher prices for portfolios than we would have otherwise agreed to pay for a spot purchase.
Moreover, there can be no assurance that credit originators will continue to sell their nonperforming loans consistent with historical levels, or at all, or that we will be able to bid competitively for those portfolios. Because of the length of time involved in collecting on acquired portfolios and the variability in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner. If we are unable to maintain our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to nonperforming loan portfolios at appropriate prices, which could adversely impact our business, liquidity, results of operations and cash flow.
We may not be able to collect sufficient amounts to fund our operations due to the purchase of nonperforming loans that ultimately prove to be unprofitable.
Our principal business consists of purchasing and collecting on nonperforming loans from credit originators that consumers or others have failed to pay. The credit originators have typically made numerous attempts to recover on these accounts, often using a combination of in-house recovery efforts and third-party collection agencies. These nonperforming loans are difficult to collect, and we may not collect a sufficient amount to cover our investment and the costs of operating our business. We use statistical models to make cash flow projections as part of our underwriting process, and if they prove to be inaccurate, we may acquire nonperforming loan portfolios that ultimately prove to be below our return thresholds or unprofitable. Moreover, if we experience operational challenges in our collections processes, we may incur losses on portfolios that would have otherwise been profitable, which could adversely impact our business, financial performance, results of operations and cash flow.
We outsource and offshore certain activities related to our business to third parties. Any disruption or failure of these third parties to provide these services could adversely affect our business operations, financial condition and reputation.
We rely on third-party service providers to conduct collection and other activities on our behalf through both outsourcing and offshoring arrangements. These third parties include law firms, collection agencies, data providers, tracing service providers, business process outsourcing companies and information technology firms. If our third-party service providers fail to perform their service obligations in a timely manner or at a satisfactory quality level, or fail to handle the case volume assigned, the quality of our services and operations, as well as our reputation could be adversely impacted. Furthermore, we may not be able to find alternative third parties in a timely manner on terms that are acceptable to us, or because of contractual restrictions that limit our flexibility in responding to disruptions from these third parties. If any of these third-party service providers fail to implement proper controls to meet our industry’s regulatory requirements, violate laws, do not fulfill their contractual obligations, or act inappropriately in conducting their services on our behalf, our operations and reputation could be negatively impacted and result in regulatory fines and penalties.
Our reliance on these third parties to collect, store, process and transmit confidential and sensitive customer and employee data increases our cybersecurity threat profile. A third-party cybersecurity incident could compromise the security, integrity or availability of data, or result in theft, unauthorized access or processing, or disruption of access to data, which could negatively impact our operations. We rely on these third parties to maintain the security of all software code, information technology ("IT") systems and data provided to them and used while providing their services to us. Cybersecurity incidents involving third parties on which we rely, as further discussed below, could negatively affect our reputation, our competitive position and our financial performance, and we could face regulatory scrutiny, investigations, lawsuits and potential liability.
We may not achieve the expected benefits of offshoring a portion of our collection activities, which could adversely affect our business, financial condition and results of operations.
To improve our operational and labor efficiencies, we have offshored a portion of our collection and related support activities to third-party service providers located in Asia. As a result of offshoring some of these activities, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency. We also cannot predict the availability of qualified workers, interruptions in collections or the impact of macroeconomic drivers in the countries we utilize for these activities. There is inherent risk beyond our control, including exposure to political uncertainty and foreign regulatory restrictions. One or more of these factors, or any other factors not yet identified related to our offshoring activities, could result in unexpected increases in operating expenses and make it more difficult for us to manage our costs and operations, which could cause our profitability to decline. Additional risks related to offshoring are further discussed within this section under International Operations Risks.
We may not be successful in implementing or realizing the expected benefits from our cash generating and cost savings initiatives in our U.S. business, which could have an adverse impact on our business and results of operations.
Our ability to successfully compete depends, in part, on our ability to optimize cash collections at lower marginal costs through effective execution. In our U.S. business, we continue to identify and implement initiatives that we believe will position our business for long-term sustainable growth and profitability by allowing us to achieve a lower marginal cost structure and to execute effectively, particularly in the areas of customer contact strategies and post-judgment legal collections. It is possible that the implementation of some of these initiatives could be altered or delayed or result in unintended consequences, such as business disruptions, distraction of management and employees, reduced productivity, unexpected employee attrition or an inability to attract or retain key personnel. If we are unable to successfully implement some or all of our operational initiatives as planned, or we do not achieve the anticipated cash generating or cost savings improvements as a result of these initiatives, our profitability and cash flows could be adversely impacted.
A cybersecurity incident could damage our reputation and adversely impact our business and financial results.
Our business is highly dependent on our ability to process and monitor a large number of transactions across markets and in multiple currencies. We rely on IT systems to conduct our business, including IT systems developed and administered by third parties. Many of these IT systems contain sensitive and confidential information, including personal data, our trade secrets and proprietary business information, and information and materials owned by or pertaining to our customers, vendors and business partners. The secure maintenance of this information, and the IT systems on which they reside, is critical to our business strategy and our operations and financial performance. As our reliance on IT systems increases, maintaining the security of such IT systems and our data becomes more challenging.
Our IT systems and infrastructure may be vulnerable to computer viruses, cyber-attacks, security breaches caused by employee error or malfeasance, or other disruptions. Although we take a number of steps to protect our IT systems, the attacks that companies have experienced have increased in number, sophistication and complexity in recent years, including threats from the malicious use of AI. Additionally, as we shift more employees to work-from-home arrangements, remote access to our systems has increased significantly, which exposes us to additional cybersecurity risks.
As a result of our reliance on IT systems, we may suffer data security incidents or other cybersecurity incidents, which could compromise our IT systems and networks, creating disruptions and exploiting vulnerabilities in our services. Any such breach or other incident could result in the personal data or other confidential or proprietary information stored on our systems and networks, or our vendors’ systems and networks, being improperly accessed, acquired or modified, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, vendors, business partners and others. We seek to detect and investigate such incidents and to prevent their occurrence where practicable through preventive and remedial measures, but such measures may not be successful.
Should a cybersecurity incident occur, we may be required to expend significant resources to notify affected parties, modify our protective measures, or investigate and remediate vulnerabilities or other exposures. Additionally, such cybersecurity events could cause reputational damage and subject us to fines, penalties, litigation costs and settlements, and financial losses that may not be fully covered by our cybersecurity insurance. To date, disruptions to our IT systems, due to outages, security breaches or other causes, including cybersecurity incidents, have not had a material impact on our business, results of operations or financial condition.

The failure of our IT or telecommunication systems could result in a loss in productivity, loss of competitive advantage or business disruption.
We depend on continuous and uninterrupted IT and telecommunication systems to operate our business, and significant resources are required to maintain and upgrade our existing systems. We continue to streamline and integrate our global IT and telecommunication systems, infrastructure, network and other core applications, with a focus on optimizing our systems to meet our changing business demands and to mitigate the risks of a changing cybersecurity threat landscape. Although we have invested in strategies to prevent failures, our IT and telecommunication systems are vulnerable to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions, and similar events. We may not be able to successfully implement certain updates or upgrades to our systems without experiencing difficulties, which could cause us to lose our competitive advantage, divert management’s time, result in a loss of productivity or disrupt business operations, which could have a material adverse effect on our business, financial condition and results of operations.
We use our IT and telecommunications systems to contact consumers to collect on their debts. Over recent years, consumers, telecommunication carriers and email platforms have adopted and implemented filtering and blocking of spam communications. If our calls, texts, emails or other communications are blocked through a spam filter, or we are otherwise not able to contact our customers, our ability to collect on their debt through our call center and digital channels may be impacted, and we would need to pursue collections through another channel or not at all, which could impact our results of operations and financial condition.
We may not effectively utilize AI, or effectively work with other companies that use AI, which could adversely impact our results of operations and result in a loss of competitive advantage or business disruption.
In a rapidly evolving landscape, AI technologies are playing an increasing role within many facets of business. Some of our systems, tools and resources use, integrate or could integrate some form of AI, which has the potential to result in bias, miscalculations, data errors and other unintended consequences. As AI technologies become integral to improving operational efficiency, customer engagement and decision-making processes, and are potentially deployed by sellers and service providers, our results of operations, competitiveness and reputation could be harmed if we are unable to adopt, utilize and control these technologies as quickly, efficiently and effectively as our competition, or we were to enter into business relationships with other companies that experience similar challenges.
We have a significant amount of goodwill which, if impaired in the future, would adversely impact our results of operations.
We have recorded a significant amount of goodwill as a result of our business acquisitions. Goodwill is not amortized, but rather, is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually, or more frequently if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of a goodwill impairment charge, including:
•adverse changes in macroeconomic conditions, the business climate or the market for the entity's services;
•significant variances between actual and expected financial results;
•negative or declining cash flows;
•lowered expectations of future results;
•significant expense increases;
•an adverse action or assessment by a regulator;
•a significant increase in discount rates; or
•a sustained decrease in the price per share of our common stock.
Our goodwill impairment testing involves the use of estimates and the exercise of judgment, including judgments regarding expected future business performance and market conditions.
Based on our October 1, 2024, impairment test, we concluded that the goodwill of our reporting units was not impaired. Under the prior year impairment test, the excess of our Debt Buying and Collection ("DBC") reporting unit’s fair value over its carrying value was 6%, and although the excess increased to 11% under our most recent test, if our cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including adverse changes in the debt sales market and an increase in the discount rate, the reporting unit may be at-risk for future impairment.

Our loss contingency accruals may not be adequate to cover actual losses.
From time-to-time, we are involved in judicial, regulatory and arbitration proceedings or investigations concerning matters arising from our business activities. We establish accruals for potential liability arising from legal proceedings when both the loss is probable and the amount of the loss can be reasonably estimated. We do not have accruals for all legal proceedings where we face a risk of loss, however, we may still incur legal costs for a matter even if we have not accrued a liability. Due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal and regulatory proceedings, amounts accrued may not represent the ultimate loss to us from the legal and regulatory proceedings in question. As a result, our ultimate losses may be significantly higher than the amounts we have accrued. An unfavorable resolution of a legal proceeding or claim could adversely impact our business, financial condition, results of operations or liquidity.
INTERNATIONAL OPERATIONS RISKS
Our international operations expose us to risks, which could harm our business, results of operations and financial condition.
We are a global business with operations in 18 countries. In 2024, our international operations represented 46% of our total portfolio income. Managing a global business is complex, and our international operations are subject to additional risks that may not exist in the U.S., or may be more significant compared to the U.S. This could expose us to adverse economic, industry and political conditions that may have a negative impact on our ability to manage our international operations, which could have a negative impact on our business, results of operations and financial condition.
The global nature of our operations expands the risks and uncertainties described elsewhere in this section, including the following:
•changes in geopolitical conditions and the political, economic, social and labor conditions in the markets in which we operate;
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
•potentially adverse tax consequences resulting from changes in tax laws in the jurisdictions in which we operate, or challenges to our interpretation and application of complex international tax laws;
•logistical, communication and other challenges caused by distance and cultural and language differences, each making it harder to do business in certain jurisdictions;
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
•the potential for widening military conflicts;
•the potential damage to our reputation due to non-compliance with international and local laws; and
•the complexity and necessity of using non-U.S. representatives, consultants and other third-party vendors.
Any one of these factors could adversely affect our business, results of operations, liquidity, cash flow and financial condition.

Compliance with complex and evolving international and U.S. laws and regulations governing our international operations could increase our cost of doing business in international jurisdictions.
We operate on a global basis with offices and activities in a number of jurisdictions in the Americas, Europe and Australia. We face increased exposure to risks inherent in conducting business internationally, including compliance with complex international and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include those related to consumer debt, taxation, and anti-corruption laws such as EU Directive 2021/2167, the FCPA, and the UK Bribery Act. Given the complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, such as through the negligent behavior of an employee, or our failure to comply with certain formal documentation requirements. Violations of these laws and regulations by us, any of our employees, or our third-party vendors, either inadvertently or intentionally, could result in fines and penalties, criminal sanctions, restrictions on our operations and the inability to offer our services in one or more countries. Violations of these laws could also adversely affect our business, brand, international expansion efforts, ability to attract and retain employees and our results of operations.
We are monitoring the enactment and implementation of Pillar Two legislation to determine the potential impact on our financial results, as well as monitoring U.S. amendments to the U.S. global intangible low-tax income ("GILTI"), if any. While we currently do not expect that implementation of Pillar Two and any amendments to GILTI will significantly increase our U.S. and international income taxes, there is a risk that the final enactment and implementation throughout our global operations could cause a material increase in our income tax expense.
LEGAL AND REGULATORY RISKS
Our ability to collect and enforce our nonperforming loans may be limited under federal, state and international laws, regulations and policies.
Our operations are subject to licensing and regulation by governmental and regulatory bodies in many of the jurisdictions in which we operate. U.S. federal and state laws, and the laws and regulations of the countries in which we operate, may limit our ability to collect on and enforce our rights with respect to our nonperforming loans regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on nonperforming loans we acquire if the credit issuer previously failed to comply with applicable laws in generating or servicing those accounts. Collection laws and regulations also directly apply to our business, and such laws and regulations are extensive and subject to change. A variety of state, federal and international laws and regulations govern the collection, use, retention, transmission, sharing and security of consumer data. Consumer protection and privacy protection laws, changes in the ways that existing rules or laws are interpreted or enforced, and any procedures that may be implemented as a result of regulatory consent orders, may adversely affect our ability to collect on our nonperforming loans and adversely affect our business. Our failure to comply with laws or regulations could limit our ability to collect on our nonperforming loans, which could reduce our profitability and adversely affect our business.
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
In a number of jurisdictions, we must maintain licenses to purchase or own debt and/or to perform debt recovery services, and must satisfy related bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or the adoption of new licensing requirements, could restrict our ability to collect in certain jurisdictions, subject us to increased regulation, increase our costs, or adversely affect our ability to purchase, own and/or collect on our nonperforming loans.
Some laws, among other things, may limit the interest rates and fees we can impose on our customers, limit the amount of time we have to file legal actions to enforce customer accounts and require specific account information for certain collection activities. In addition, local requirements and court rulings in various jurisdictions may affect our ability to collect.

Regulations and statutes applicable to our industry further provide that, in some cases, consumers cannot be held liable for, or their liability may be limited with respect to, charges to their debit or credit card accounts that resulted from unauthorized use. These laws, among others, may limit our ability to recover amounts owed with respect to our nonperforming loans, whether or not we committed any wrongful act or omission in connection with the account.
If we fail to comply with any applicable laws and regulations, including those discussed above, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or otherwise impact our ability to conduct collections efforts, which could adversely affect our business, results of operations and financial condition.
Investigations, reviews or enforcement actions by governmental authorities may result in changes to our business practices, negatively impact our nonperforming loan portfolio purchasing volume, make collection of nonperforming loans more difficult or expose us to the risk of fines, penalties, restitution payments and litigation.
Our debt collection activities and business practices are subject to review by various governmental authorities and regulators, including the CFPB, which may commence investigations, reviews or enforcement actions targeted at businesses in the financial services industry. These investigations or reviews may involve individual consumer complaints or our debt collection policies and practices generally. Such investigations or reviews could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures.
The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), recover costs, and impose monetary penalties (ranging from $5,000 per day to over $1.0 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and other state regulators to bring civil actions to remedy violations under state law. Governmental authorities could also request or seek to require us to cease certain practices or institute new practices. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, harm our ability to conduct business with industry participants and result in financial institutions reducing or eliminating sales of nonperforming loan portfolios to us. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management's full attention from our business operations. All of these factors could have an adverse effect on our business, results of operations and financial condition.
The CFPB has issued civil investigative demands ("CIDs") to many companies that it regulates, including PRA Group, and periodically examines practices regarding the collection of consumer debt. In April 2023, Portfolio Recovery Associates, LLC, our wholly owned subsidiary, entered into an order with the CFPB settling a previously disclosed investigation of certain debt collection practices (the "2023 Order"). We are currently executing both our redress plan and our compliance plan as required by the 2023 Order. There can be no assurance we will implement each requirement to the satisfaction of the CFPB or that additional litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, results of operations and financial condition.
After the recent change in presidential administration, there have been some indications that the regulatory and enforcement activities of the CFPB may change, but the extent to which these or other future developments may impact our business remains uncertain.
The regulation of data privacy in the U.S. and globally, or an inability to effectively manage our data governance structures, could have an adverse effect on our business, results of operations and financial condition by increasing our compliance costs, exposing us to the risk of liability or decreasing our competitiveness.
A variety of jurisdictions in which we operate have laws and regulations concerning privacy, AI, cybersecurity and the protection of personal data, including the EU GDPR, the UK GDPR, the U.S. GLBA, the EU Artificial Intelligence Act, the EU Digital Operational Resilience Act, and the California Consumer Privacy Act of 2018. These laws and regulations create certain privacy rights for individuals and impose prescriptive operational requirements for covered businesses relating to the processing and protection of personal data, the use of AI and may also impose substantial penalties for non-compliance.
Laws and regulations relating to privacy, AI, cybersecurity and data protection are rapidly evolving, and any such proposed or new legal frameworks could significantly impact our operations, financial performance and business. The application and enforcement of these evolving legal requirements is uncertain and may require us to further change or update our information practices, and could impose additional compliance costs and regulatory scrutiny. If we fail to effectively implement and maintain data governance structures across our business, or to effectively interpret and utilize such data, our operations could be exposed to additional adverse impacts, and we could be at a competitive disadvantage.
In addition, we rely on data provided to us by credit reference agencies and servicing providers. If these agencies and service providers were to stop providing us with data for any reason; for example, due to a change in governmental regulation, there could be a material adverse effect on our business, results of operations and financial condition.
We may incur significant costs complying with legal obligations and inquiries, investigations or any other government actions related to privacy, cybersecurity, and data protection. Such legal requirements and government actions also may impede the development of our business, make existing services or businesses unprofitable, increase our operating costs, require substantial management resources, result in adverse publicity and subject us to remedies that harm our business or profitability, including penalties or orders that may change or terminate current business practices. Our insurance policies may be insufficient to insure us against such risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
Changes in tax provisions or exposures to additional tax liabilities could have an adverse effect on our financial condition.
We record reserves for uncertain tax positions based on our assessment of the probability of being able to successfully sustain the positions taken. Management may be required to exercise significant judgment when making these assessments, in determining whether a tax liability should be recorded and, if so, estimating the amount. Our tax filings are subject to audit by domestic and international tax authorities. If any tax filing positions are successfully challenged, payments could be required that are in excess of the amounts accrued, or we may be required to reduce the carrying amount of our deferred tax assets, either of which could be significant to our financial condition or results of operations. Although we believe our estimates are reasonable, the ultimate tax outcomes may differ from the amounts recorded in our financial statements and may adversely or beneficially affect our financial results in the period(s) in which such outcomes are determined. While we currently do not expect the implementation of Pillar Two will significantly increase our U.S. and international income taxes, there is a risk that final enactment and implementation throughout our global operations could have a material impact on our effective tax rate and our business, results of operations, financial condition and cash flow.
FINANCIAL RISKS
We expect to continue to use leverage in executing our business strategy, which may have adverse consequences.
We have and may continue to incur a substantial amount of debt in the future. As of December 31, 2024, we had total consolidated indebtedness of $3.3 billion, of which $2.0 billion was secured indebtedness. Our unsecured indebtedness consisted of the $398.0 million outstanding principal amount of our 8.375% Senior Notes due 2028, $350.0 million outstanding principal amount of our 5.00% Senior Notes due 2029 and $550.0 million outstanding principal amount of our 8.875% Senior Notes due 2030. Total availability under our credit facilities as of December 31, 2024 was $1.0 billion, comprised of $564.3 million based on current ERC and subject to debt covenants, and $462.0 million of additional availability subject to borrowing base and debt covenants, including advance rates. We consider a number of factors when evaluating our level of indebtedness and when making decisions about incurring any new indebtedness, including the purchase price of assets to be acquired with debt financing and the ability of those assets, and the Company as a whole, to generate cash flow to cover the expected debt service.
Incurring a substantial amount of indebtedness could have consequences for our business, including:
•making it more difficult for us to satisfy our obligations with respect to our debt and to our trade and other creditors;
•increasing our vulnerability to adverse changes in economic or industry conditions, including higher interest rate environments;
•limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is constrained;
•requiring us to use a substantial portion of our cash flows from operations to repay our indebtedness, which reduces our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements;
•increasing the amount of interest expense owed since the indebtedness under our credit facilities bears interest at floating rates, which, if interest rates increase, will result in higher interest expense;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•placing us at a competitive disadvantage compared to less leveraged competitors.
Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us through capital markets financings, under credit facilities or otherwise, in an amount sufficient to enable us to repay our indebtedness, repurchase our senior notes upon a change of control, or fund our other liquidity needs. Furthermore, we may need to refinance all or a portion of our indebtedness at or before its scheduled maturity, but we may not be able to do so on commercially reasonable terms or at all.
We may not be able to generate sufficient cash flow or complete alternative financing plans, including raising additional capital, to meet our debt service obligations.
Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our current and future financial performance, which in part depends on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or seeking additional debt or equity, or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds that would be realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then outstanding. Furthermore, our ability to refinance depends upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, could materially affect our business, financial condition and results of operations, and may delay or prevent the expansion of our business.
The agreements governing our indebtedness include provisions that may restrict our financial and business operations.
Our credit facilities and the indentures that govern our Senior Notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders. These restrictions may interfere with our ability to engage in other necessary or desirable business activities, which could adversely affect our business, financial condition and results of operations.
The failure to satisfy any of these covenants could have negative consequences, including the following:
•acceleration of outstanding indebtedness;
•exercise by our lenders of rights with respect to the collateral pledged under certain of our outstanding indebtedness;
•our inability to continue to purchase nonperforming loans; or
•our inability to secure alternative financing on favorable terms, if at all.
Adverse changes in our credit ratings could have a negative impact on our business, results of operations and financial condition.
Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of our industry and the impact of regulation, as well as changes in our financial performance and unfavorable conditions in the capital markets, could result in credit agencies reexamining and downgrading our credit ratings. A downgrade in our credit ratings may restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs, which could adversely affect our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
We rely heavily on IT systems to operate our business, including processing and monitoring a large number of transactions across different markets and multiple currencies. To date, we have not experienced a cybersecurity incident that we deemed to be material. For a discussion of whether and how risks from cybersecurity threats could materially and adversely affect us, including our business, results of operations or financial condition, refer to Item 1A. Risk Factors – "Operational and Industry Risks," which is incorporated by reference into this Item 1C.

Risk Management and Strategy
We have developed and implemented an information security program predicated on industry practices, frameworks and applicable regulations that are reinforced by policies, processes, procedures, standards, technologies and training designed to protect our IT systems, operations and sensitive business information with administrative, physical and technical safeguards. Through our information security program, we seek to assess, identify, monitor, mitigate and manage cybersecurity incidents and threats, and to prevent the occurrence of a cybersecurity incident through protective and detective technologies that measure and monitor our critical IT systems, which include among others, intrusion detection and protection, email security, endpoint security, third-party security monitoring and proactive security testing. Our information security program is integrated as part of our enterprise risk management framework.
We regularly conduct internal risk assessments to identify reasonably foreseeable security risks or threats and to evaluate and categorize those risks or threats based on the likelihood and potential impact to the security, confidentiality and integrity of our IT systems and sensitive business information. Our risk assessments are developed from industry best practices and frameworks, including external third-party maturity assessments. As part of our information security program, we regularly assess the sufficiency of our safeguards to control potential risks. As part of our risk assessment process, we regularly measure, analyze and report security and risk metrics and share those findings with the Board and senior management. We have invested and continue to invest in risk management measures in order to protect our IT systems, operations and sensitive business information.
To strengthen our cybersecurity readiness, we have developed a cybersecurity incident management process that incorporates the use of third-party IT resources. Our cybersecurity incident response plan is intended to promptly identify, evaluate, respond, remediate and recover from cybersecurity incidents through the preparation, detection, analysis, communication, eradication and containment of such incidents, including those associated with third-party service providers. The identification, assessment and response functions related to information security are managed by an internal incident response team, which is responsible for maintaining and operationalizing our incident response plan. Key components of our cybersecurity incident management process and response plan include root cause analysis when incidents occur, tabletop exercises and implementation of business continuity and disaster recovery plans.
To protect against the risk of cybersecurity threats, we evaluate new and existing third-party service providers through a risk assessment process designed to assess their capabilities for maintaining appropriate safeguards over the information provided to them. Where applicable, we require our third-party service providers, by contract, to implement and maintain such safeguards and periodically evaluate these providers and the continued adequacy of their safeguards based on the risk they present. In addition, we may engage third-party service providers to perform functions associated with our information security program and the assessment of security threats. The third-party risk assessments and reports are shared with internal teams and IT leadership to assist with ongoing risk mitigation actions.
We regularly evaluate and adjust our information security procedures by integrating emerging technologies, revised frameworks and industry best practices. We require employees to participate in periodic training covering information security-related topics, maintain informational content on our internal portals and conduct ongoing simulated phishing exercises.
Governance
Role of our Board of Directors
Our Board of Directors oversees the Company’s enterprise risk management framework, which includes information security. The Board has delegated responsibility for overseeing enterprise risk to its Risk Committee, which is governed by a formal charter. Consistent with the Risk Committee Charter, management reports regularly to the Risk Committee on key risks to the Company, including cybersecurity risks. Our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) report regularly to the Risk Committee on the overall status of, and any recommended changes to, the information security program, compliance with applicable regulations and material matters related to the program. The Risk Committee Chair reports to the Board of Directors on matters discussed during Risk Committee meetings.
Role of management
Led by our CIO and CISO, our information security management team oversees the design, implementation and evolution of our security practices to protect critical business processes, information systems and IT assets across our business. The information security management team is primarily responsible and accountable for the awareness, oversight and control of enterprise information security and the implementation of cybersecurity policies, procedures and strategies. Our information security management and risk assessment teams regularly communicate to senior management about the effectiveness and efficiency of our information security program’s risk management processes. Senior management reviews such assessments, reports any potential threats and vulnerabilities and responds accordingly, including by providing regularly scheduled reports and escalating items, as necessary, to our Disclosure Committee and Risk Committee.

Our information security management team is led by a global CIO to whom the CISO reports. The CIO, who reports directly to the Chief Executive Officer ("CEO"), has more than 30 years of related experience and is responsible for IT, information security and business applications at a strategic level across our global platforms. Moreover, the CIO is also responsible for reporting any information security matters to our Disclosure Committee to support compliance with applicable disclosure obligations. Our CISO has held various positions in the information security field over the past 18 years, including senior level positions across multiple industries with a focus on establishing and executing systems and security strategies to protect corporate data and improve regulatory compliance. The experience of our information security management spans various job practice analysis areas and is underpinned by relevant education and certifications as well as decades of in-field experience in areas such as information security program development, information security governance, risk management and information security incident management.
Item 2. Properties.
Our corporate headquarters are located in Norfolk, Virginia. In addition, as of December 31, 2024, we had 10 operational sites in the Americas (eight leased and two owned), eight in Europe (all leased) and one in Australia (leased).
Item 3. Legal Proceedings.
We and our subsidiaries are from time-to-time subject to a variety of legal and regulatory claims, inquiries and proceedings, most of which are incidental to the ordinary course of our business. We initiate lawsuits against customers and are occasionally countersued by them in such actions. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against us in which they allege that we have violated a state or federal law in the process of collecting on an account. From time-to-time, other types of lawsuits are brought against us.
Refer to the "Litigation and Regulatory Matters" section of Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding legal proceedings in which we are involved.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol "PRAA". Based on information provided by our transfer agent and registrar, as of February 19, 2025, there were 44 holders of record.
Stock Performance
The following graph and subsequent table compare, from December 31, 2019 to December 31, 2024, cumulative stockholder returns assuming an initial investment of $100 in our common stock (PRAA), the stocks comprising the Nasdaq Financial 100 (IXF) and the stocks comprising the Nasdaq Global Market Composite Index (NQGM) at the beginning of the period. Any dividends paid during the five-year period are assumed to be reinvested.

	Ticker	2019	2020	2021	2022	2023	2024
PRA Group, Inc.	PRAA	$100.0	$109.3	$138.3	$93.1	$72.2	$57.5
Nasdaq Financial 100	IXF	$100.0	$103.7	$132.0	$100.1	$113.3	$142.2
Nasdaq Global Market Composite Index	NQGM	$100.0	$164.9	$139.9	$77.4	$82.4	$88.2
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of our common stock. We do not make or endorse any predictions as to our future stock performance.
Dividend Policy
Our Board of Directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends during the three years ended December 31, 2024; however, our Board of Directors may determine in the future to declare or pay dividends on our common stock. Our credit facilities and the indentures that govern our senior notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on conditions then existing, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors may consider relevant.

Recent Sales of Unregistered Securities
None.
Share Repurchase Programs
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. For more information, refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Form 10-K.
We did not repurchase any common stock during the fourth quarter of the year ended December 31, 2024.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our audited financial statements and accompanying notes thereto included in Item 8 of this Form 10-K (see Frequently Used Terms at the end of this Item 7 for certain definitions that may be used throughout this Form 10-K).
Unless otherwise specified, references to 2024, 2023 and 2022 are for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
Executive Summary
We are a global financial services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans.
2024 highlights
•Portfolio purchases of $1.4 billion, an increase of 22.0%.
•ERC of $7.5 billion at year-end, an increase of 16.6%.
•Cash collections of $1.9 billion, an increase of 12.5%.
•Net income attributable to PRA Group, Inc. of $70.6 million.
•Diluted earnings per share of $1.79.
The past year was one of the most transformational years in our nearly three-decade long history. In 2024, we expanded our senior leadership team, further differentiated our European business, strengthened our capital structure and delivered on our cash-generating and operational initiatives in the U.S, where improvements in our legal collections process helped drive 2024 U.S. legal collections of $376.0 million, an increase of 42.4% compared to the prior year. Additionally, we initiated the consolidation of our U.S. collection sites from six to three and expanded our use of third-party offshore collection agencies, resulting in offshore collectors representing more than 30.0% of our overall U.S. collector base as of December 31, 2024.
We continued to strengthen and expand our seller relationships globally in 2024, leveraging the diversification provided by our global portfolio. With strong execution, and by maintaining focus on our strategic pillars of optimizing investments, driving operational execution and managing expenses, we believe we are well positioned to sustain the momentum in 2025.
U.S.
Portfolio purchases were $795.8 million in the U.S. in 2024, an increase of 40.2% compared to 2023, and the second highest annual total in our history. We continued to capitalize on the strong levels of portfolio supply, driven by the growth in industry credit card balances, as well as elevated delinquency and charge-off rates, and pricing discipline has resulted in an expectation for improved returns on our investments.
During 2024, we implemented a wide range of enhancements in our U.S. call center operations. Within our legal collections channel, we focused on refining our processes, reducing cycle times and optimizing our post-judgment activities. Additionally, we launched a second offshore call center in Asia in 2024 and anticipate adding additional offshore collectors in 2025. Looking ahead, we expect overall strong U.S. portfolio supply in 2025, driven by rising credit card balances and elevated charge-off rates.
Europe
Portfolio purchases were $508.3 million in Europe in 2024, an increase of 14.4% compared to 2023, with stronger market supply in the fourth quarter of 2024 and broad geographic diversity of our portfolio purchases. During 2024, our deep seller relationships helped us expand on our track record of disciplined growth and profitability in the region, and for 2025, we are expecting portfolio supply to remain relatively stable.
Brazil
Through our strategic partnerships, we have been able to consistently generate cash collections growth and profitability in Brazil. On January 2, 2025, we exercised our right to sell our remaining 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing company for nonperforming loans in Brazil, and expect to record an estimated net after-tax gain of approximately $25.0 million prior to June 30, 2025 (refer to Note 17 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information). This transaction will not impact our majority ownership interests in our Brazilian investment funds, and we do not expect it will impact our existing operations or future portfolio investment opportunities in Brazil.

Summary of Selected Financial Data

As of or for the year ended December 31, (in thousands, except per share, ratio, headcount data or where otherwise noted)
	2024	2023	2022
Income statement
Portfolio income	$857,188	$757,128	$772,315
Changes in expected recoveries	240,868	29,134	168,904
Total revenues	1,114,524	802,554	966,524
Total operating expenses	774,792	702,062	680,722
Interest expense, net	229,267	181,724	130,677
Income tax expense/(benefit)	21,032	(16,133)	36,787
Net income/(loss) attributable to PRA Group	70,601	(83,477)	117,147
Performance data and ratios
Adjusted EBITDA (1)	$1,137,552	$1,006,998	$1,106,987
Cash efficiency ratio (2)	58.8%	58.0%	61.0%
Return on average Total stockholders' equity - PRA Group (3)	6.1	(7.2)	9.5
Return on average tangible equity (4)	9.5	(11.3)	15.0
Common share data
Diluted earnings per share	$1.79	$(2.13)	$2.94
Diluted average common shares outstanding	39,542	39,177	39,888
Portfolio volumes
Total portfolio purchases	$1,407,834	$1,154,083	$849,995
Total cash collections	1,868,576	1,660,450	1,729,041
Estimated remaining collections (year-end)	7,460,626	6,398,576	5,699,743
Balance sheet (year-end)
Finance receivables, net	$4,140,742	$3,656,598	$3,295,008
Borrowings	3,326,621	2,914,270	2,494,858
Total stockholders' equity - PRA Group, Inc.	1,135,032	1,167,112	1,227,661
Credit facility availability (year-end)
Availability based on current ERC	$564,321	$344,422	$465,126
Additional availability	462,018	938,520	1,636,563
Total availability	1,026,339	1,282,942	2,101,689
Headcount (year-end)
Full-time equivalents	3,115	3,155	3,277
(1)Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Net income/(loss) attributable to PRA Group, the most directly comparable financial measure calculated and reported in accordance with GAAP, to Adjusted EBITDA.
(2)Calculated by dividing cash receipts less operating expenses by cash receipts.
(3)Calculated by dividing Net income income/(loss) attributable to PRA Group by average Total stockholders' equity - PRA Group for the year.
(4)Return on average tangible equity ("ROATE") is a non-GAAP financial measure. Average tangible equity is also a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Total stockholders' equity - PRA Group, the most directly comparable financial measure calculated and reported in accordance with GAAP, to average tangible equity.

2024 vs. 2023
Portfolio purchases
Portfolio purchases for 2024 and 2023 were as follows (amounts in thousands):

	2024	2023	$ Change	% Change
Americas and Australia Core	$831,097	$618,913	$212,184	34.3%
Americas Insolvency	68,405	90,777	(22,372)	(24.6)
Total Americas and Australia	899,502	709,690	189,812	26.7
Europe Core	464,370	398,696	65,674	16.5
Europe Insolvency	43,962	45,697	(1,735)	(3.8)
Total Europe	508,332	444,393	63,939	14.4
Total portfolio purchases	$1,407,834	$1,154,083	$253,751	22.0%
Total portfolio purchases were $1.4 billion in 2024, an increase of $253.8 million, or 22.0%, compared to $1.2 billion in 2023. The increase was primarily due to an increase in Americas and Australia Core purchases of $212.2 million, driven by increases in market supply. Additionally, Europe Core purchases, which were spread broadly across our markets, increased $65.7 million due to higher volumes in certain markets and the addition of new sellers.
Cash collections
Cash collections for 2024 and 2023 were as follows (amounts in thousands):

	2024	2023	$ Change	% Change
Americas and Australia Core	$1,045,377	$892,687	$152,690	17.1%
Americas Insolvency	102,312	104,237	(1,925)	(1.8)
Total Americas and Australia	1,147,689	996,924	150,765	15.1
Europe Core	623,478	572,092	51,386	9.0
Europe Insolvency	97,409	91,434	5,975	6.5
Total Europe	720,887	663,526	57,361	8.6
Total cash collections	$1,868,576	$1,660,450	$208,126	12.5%
Total cash collections were $1.9 billion in 2024, an increase of $208.1 million, or 12.5%, compared to $1.7 billion in 2023. The increase was primarily due to an increase in U.S. Core cash collections of $153.5 million, driven by higher recent purchasing levels and our cash-generating initiatives, particularly in the legal collections channel, which increased by $112.0 million. Cash collections in Europe increased $57.4 million, where higher recent purchasing levels helped drive increased collections in most of our markets.

Portfolio revenue
Total portfolio revenue for 2024 and 2023 was as follows (amounts in thousands):

	2024	2023	$ Change	% Change
Portfolio income	$857,188	$757,128	$100,060	13.2%
Recoveries collected in excess of forecast	156,135	65,132	91,003	139.7
Changes in expected future recoveries	84,733	(35,998)	120,731	335.4
Changes in expected recoveries	240,868	29,134	211,734	726.8
Total portfolio revenue	$1,098,056	$786,262	$311,794	39.7%
Total portfolio revenue was $1.1 billion in 2024, an increase of $311.8 million, or 39.7%, compared to $786.3 million in 2023. Portfolio income increased $100.1 million, or 13.2%, due in large part to the impact of higher purchasing and improved pricing in the U.S. beginning in 2023, while changes in expected recoveries increased $211.7 million. Recoveries collected in excess of forecast increased $91.0 million, or 139.7%, due in large part to overperformance on our pre-2021 U.S. Core pools, which benefited from our cash-generating initiatives. Changes in expected future recoveries increased $120.7 million, or 335.4%, from a net negative adjustment of $36.0 million in 2023 to a net positive adjustment of $84.7 million in 2024. The increase in 2024 was largely driven by increases to the collections forecasts on our pre-2021 U.S. Core pools and certain pools in Europe. In 2023, the net negative adjustment was largely due to the impact of a softer than expected tax refund season in the U.S., with nearly half of the negative adjustment related to our 2021 U.S. Core pool.
Operating expenses
Operating expenses for 2024 and 2023 were as follows (amounts in thousands):

	2024	2023	$ Change	% Change
Compensation and benefits	$298,903	$288,778	$10,125	3.5%
Legal collection costs	124,782	89,131	35,651	40.0
Legal collection fees	56,623	38,072	18,551	48.7
Agency fees	83,334	74,699	8,635	11.6
Professional and outside services	83,218	82,619	599	0.7
Communication	43,433	40,430	3,003	7.4
Rent and occupancy	16,929	17,319	(390)	(2.3)
Depreciation, amortization and impairment	10,792	18,615	(7,823)	(42.0)
Other operating expenses	56,778	52,399	4,379	8.4
Total operating expenses	$774,792	$702,062	$72,730	10.4%
Compensation and benefits
Compensation and benefits expense increased $10.1 million, or 3.5%, due largely to higher wage costs and compensation accruals in the current year, offset by a decrease of $7.3 million in severance related expenses. The costs associated with an increase in headcount to service our recent purchasing volumes were partially offset by leveraging third parties and offshore call centers to reduce collection costs.
Legal collection costs
Legal collection costs consist primarily of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. The increase of $35.7 million, or 40.0%, was primarily due to higher account volumes in both our U.S. and Europe legal collections channels.
Legal collection fees
Legal collection fees represent contingent fees incurred for cash collections generated by our third-party attorney network. The increase of $18.6 million, or 48.7%, mainly reflected higher external legal collections within our U.S. Core portfolio.

Agency fees
Agency fees primarily represent third-party collection fees. The increase of $8.6 million, or 11.6%, was primarily due to higher collection fees in Brazil.
Communication
Communication expense relates mainly to correspondence, network and calling costs associated with our collection efforts. The increase of $3.0 million, or 7.4%, was primarily due to an expansion in account volumes associated with higher levels of portfolio purchases.
Depreciation, amortization and impairment
Depreciation, amortization and impairment decreased $7.8 million, or 42.0%, due mainly to a $5.2 million impairment charge taken in 2023 associated with our decision to cease call center operations at one of our owned regional offices in the U.S.
Interest expense, net
Interest expense, net for 2024 and 2023 was as follows (amounts in thousands):

	2024	2023	$ Change	% Change
Interest on revolving credit facilities and term loan, and unused line fees	$139,270	$110,684	$28,586	25.8%
Interest on senior notes	88,731	69,728	19,003	27.3
Interest on convertible notes	—	5,032	(5,032)	(100.0)
Amortization of debt premium and issuance costs, net	10,567	9,223	1,344	14.6
Interest income	(9,301)	(12,943)	3,642	(28.1)
Interest expense, net	$229,267	$181,724	$47,543	26.2%
Interest expense, net was $229.3 million in 2024, an increase of $47.6 million, or 26.2%, compared to $181.7 million in 2023. The increase was primarily due to a higher average debt balance in 2024 to support increased levels of portfolio investments, and to a lesser extent, higher interest rates.
Income tax expense/(benefit)
Income tax expense/(benefit) and our effective tax rate for 2024 and 2023 were as follows (amounts in thousands):

	2024	2023	$ Change	% Change
Income tax expense/(benefit)	$21,032	$(16,133)	$37,165	230.4%
Effective tax rate	19.2%	19.5%
Income tax expense was $21.0 million in 2024, an increase of $37.1 million, or 230.4%, compared to an income tax benefit of $16.1 million in 2023. The increase was primarily due to higher income before taxes in 2024. The effective tax rate decreased marginally and was impacted by changes in the mix of income from different taxing jurisdictions and the timing and amount of discrete items.
Noncontrolling interests
In Brazil, we purchase nonperforming loan portfolios through investment funds in which we hold a majority interest. The portion of our Net income/(loss) attributable to noncontrolling interests is reflected in Adjustment for net income attributable to noncontrolling interests in our Consolidated Income Statements, which totaled $18.0 million in 2024 compared to $16.7 million in 2023.

Balance sheet
Finance receivables, net
Finance receivables, net were $4.1 billion as of December 31, 2024, an increase of $484.1 million, or 13.2%, compared to $3.7 billion as of December 31, 2023, driven largely by portfolio purchases of $1.4 billion and changes in expected recoveries of $240.9 million, partially offset by recoveries collected and applied to Finance receivables, net of $1.0 billion.
Goodwill
Goodwill was $396.4 million as of December 31, 2024, a decrease of $35.2 million, or 8.2%, compared to $431.6 million as of December 31, 2023. The decrease was due to foreign currency translation adjustments.
Borrowings
Borrowings were $3.3 billion as of December 31, 2024, an increase of $412.4 million, or 14.1%, compared to $2.9 billion as of December 31, 2023. The increase was primarily due to net borrowings under senior notes of $252.0 million and incremental net borrowings under our North American revolving credit facility of $127.7 million associated with the increase in purchasing levels during the year.
On May 20, 2024, we issued $400.0 million in aggregate principal amount of 8.875% Senior Notes due January 31, 2030 (the "2030 Notes"). On September 3, 2024, using funds obtained primarily from our North American revolving credit facility, we repaid our 7.375% Senior Notes due 2025 (the "2025 Notes") in full. On November 25, 2024, we issued an additional $150.0 million in aggregate principal amount of the 2030 Notes at a price of 103.625%.
Interest-bearing deposits
Interest-bearing deposits were $163.4 million as of December 31, 2024, an increase of $47.8 million, or 41.4%, compared to $115.6 million as of December 31, 2023. The increase was primarily driven by increased deposits from customers.
2023 vs. 2022
Refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Form 10-K for a discussion of our 2023 results compared to our 2022 results.
Non-GAAP Financial Measures
We report our financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, our management also uses certain non-GAAP financial measures, including:
•Adjusted EBITDA, to evaluate our performance and to set performance goals; and
•ROATE, as a measure to monitor and evaluate operating performance relative to our equity.
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
•net income attributable to noncontrolling interests; and

•recoveries collected and applied to Finance receivables, net less changes in expected recoveries.
The following table provides a reconciliation of Net income/(loss) attributable to PRA Group, Inc. as reported in accordance with GAAP to Adjusted EBITDA for the years indicated (amounts in thousands):

	Adjusted EBITDA
	2024	2023	2022
Net income/(loss) attributable to PRA Group, Inc.	$70,601	$(83,477)	$117,147
Adjustments:
Income tax expense/(benefit)	21,032	(16,133)	36,787
Foreign exchange (gain)/loss	9	(289)	(985)
Interest expense, net	229,267	181,724	130,677
Other expense (1)	851	1,944	1,325
Depreciation and amortization	10,792	13,376	15,243
Impairment of real estate	—	5,239	—
Net income attributable to noncontrolling interests	17,972	16,723	851
Recoveries collected and applied to Finance receivables, net less Changes in expected recoveries	787,028	887,891	805,942
Adjusted EBITDA	$1,137,552	$1,006,998	$1,106,987
(1)Other expense reflects non-operating activities.
Return on average tangible equity
We use ROATE, which is a supplemental measure of performance that is not required by, or presented in accordance with, GAAP, to monitor and evaluate operating performance relative to our equity. Management believes ROATE is a useful financial measure for investors in evaluating the effective use of equity, and is an important component of our long-term shareholder return. Average tangible equity is defined as average Total stockholders' equity - PRA Group, Inc. less average goodwill and average other intangible assets. ROATE is calculated by dividing Net income/(loss) attributable to PRA Group, Inc. by average tangible equity.
The following table displays our ROATE and provides a reconciliation of Total stockholders' equity - PRA Group, Inc. as reported in accordance with GAAP to average tangible equity for the years indicated (amounts in thousands, except for ratio data):

	Balance as of Year End			Average Balance
	2024	2023	2022	2024	2023	2022
Total stockholders' equity - PRA Group, Inc.	$1,135,032	$1,167,112	$1,227,661	$1,159,163	$1,166,846	$1,231,546
Less: Goodwill	396,357	431,564	435,921	415,685	423,110	448,214
Less: Other intangible assets	1,453	1,742	1,847	1,616	1,786	2,017
Average tangible equity				$741,862	$741,950	$781,315
Net income/(loss) attributable to PRA Group, Inc.				$70,601	$(83,477)	$117,147
Return on average tangible equity				9.5%	(11.3)%	15.0%

Supplemental Performance Data
The tables in this section provide supplemental performance data about our:
•ERC by geography, portfolio type and expected year of collection;
•Core cash collections separated between call center and other collections and legal collections, and constant currency adjusted cash collections;
•nonperforming loan portfolios and collections by geography, portfolio type and year of purchase; and
•U.S. portfolio purchases by major asset type and delinquency category.
The collections data presented reflects gross cash collections and does not reflect any costs to collect; therefore, it may not present relative profitability. The past performance of pools within certain geographies and portfolio types may not be comparable with other locations and portfolio types or indicative of future results.
Purchasing
We purchase portfolios of nonperforming loans from a variety of creditors, or acquire portfolios through strategic acquisitions, and segregate them into our Core or Insolvency portfolios, based on the status of the account upon acquisition. In addition, the accounts are segregated into geographical regions based upon where the account was acquired and, as applicable, foreign currency exchange rates are fixed for purposes of comparability in future periods. Ultimately, accounts are aggregated into annual pools based on portfolio type, geography and year of acquisition. Portfolios of accounts that were in an insolvency status at the time of acquisition are represented under Insolvency headings in the tables below. All other acquisitions of portfolios of accounts are included under Core headings. Once an account is initially segregated, it is not later transferred from an Insolvency pool to a Core pool, or vice versa.
Purchase price multiple
The purchase price multiple represents our estimate of total cash collections over the original purchase price of the portfolio. Purchase price multiples can vary over time due to a variety of factors, including pricing competition, supply levels, age of the accounts acquired, type and mix of portfolios purchased, expected costs to collect and returns, and changes in operational efficiency and effectiveness. When we pay more for a portfolio, the purchase price multiple and effective interest rate are generally lower. Certain types of accounts, such as Insolvency accounts, have lower collection costs, and we generally pay more for those types of accounts, which results in lower purchase price multiples but similar net income margins compared to other portfolio purchases.
ERC and TEC
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
For additional information about our nonperforming loan portfolios, refer to Note 1 and Note 2 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Estimated remaining collections
The following table displays our ERC by geography, year and portfolio for the 12 months ending December 31, 2024 (amounts in thousands):

	ERC By Geography, Year and Portfolio
	Americas and Australia Core	Americas Insolvency	Total Americas and Australia (1)	Europe Core	Europe Insolvency	Total Europe (2)	Total
2025	1,052,623	86,344	1,138,967	553,228	68,252	621,480	1,760,447
2026	808,027	63,977	872,004	462,016	49,543	511,559	1,383,563
2027	549,062	44,600	593,662	385,745	33,048	418,793	1,012,455
2028	376,431	25,571	402,002	329,739	20,126	349,865	751,867
2029	258,270	9,418	267,688	282,714	9,727	292,441	560,129
2030	181,111	1,033	182,144	244,205	3,386	247,591	429,735
2031	124,285	21	124,306	212,028	1,214	213,242	337,548
2032	85,377	—	85,377	184,641	625	185,266	270,643
2033	58,379	—	58,379	161,284	424	161,708	220,087
2034	38,238	—	38,238	141,205	188	141,393	179,631
Thereafter	70,985	—	70,985	483,212	324	483,536	554,521
Total ERC	$3,602,788	$230,964	$3,833,752	$3,440,017	$186,857	$3,626,874	$7,460,626
(1)Reflects ERC of $3.3 billion for the U.S. and $484.7 million for other Americas and Australia.
(2)Reflects ERC of $1.6 billion for the UK, $931.1 million for Central Europe, $826.0 million for Northern Europe and $285.3 million for Southern Europe.
Cash collections
The following table displays our cash collections by geography and portfolio, Core cash collections separated between call center and other collections and legal collections, and constant currency adjusted cash collections, for the years indicated (amounts in thousands):

	Cash Collections by Geography and Portfolio
	2024		2023		2022
Americas and Australia
Call center and other	$597,709	57.2%	$558,800	62.6%	$628,146	66.4%
Legal	447,668	42.8	333,887	37.4	317,909	33.6
Core	1,045,377	100%	892,687	100%	946,055	100%
Insolvency	102,312		$104,237		$129,369
Total Americas and Australia	$1,147,689		$996,924		$1,075,424
Europe
Call center and other	$386,154	61.9%	$368,426	64.4%	$375,898	67.2%
Legal	237,324	38.1	203,666	35.6	183,822	32.8
Core	623,478	100%	572,092	100%	559,720	100%
Insolvency	97,409		$91,434		$93,897
Total Europe	$720,887		$663,526		$653,617
Total
Call center and other	$983,863	59.0%	$927,226	63.3%	$1,004,044	66.7%
Legal	684,992	41.0	537,553	36.7	501,731	33.3
Core	1,668,855	100%	1,464,779	100%	1,505,775	100%
Insolvency	199,721		195,671		223,266
Total cash collections	$1,868,576		$1,660,450		$1,729,041
Total cash collections adjusted (1)	$1,868,576		$1,660,201		$1,737,404
(1)Total cash collections adjusted refers to prior year foreign currency cash collections remeasured at average U.S. dollar exchange rates for the current year.

Portfolio purchases by major asset type and delinquency category (U.S. only)
The following tables categorize our U.S. portfolio purchases by major asset type and delinquency category for the years indicated (amounts in thousands):

	U.S. Portfolio Purchases by Major Asset Type
	2024		2023		2022
Major credit cards	$342,460	43.0%	$167,824	29.6%	$59,311	19.2%
Private label credit cards	401,487	50.4	306,758	54.0	203,670	66.0
Consumer finance	20,130	2.5	77,393	13.6	41,792	13.5
Auto related	31,763	4.1	15,586	2.8	4,102	1.3
Total	$795,840	100.0%	$567,561	100.0%	$308,875	100.0%

	U.S. Portfolio Purchases by Delinquency Category
	2024		2023		2022
Fresh (1)	$442,432	60.8%	$340,479	67.3%	$142,939	51.9%
Primary (2)	47,783	6.6	15,485	3.1	12,912	4.7
Secondary (3)	218,400	30.0	124,758	24.5	96,402	35.0
Other (4)	19,057	2.6	25,597	5.1	23,180	8.4
Total Core	727,672	100.0%	506,319	100.0%	275,433	100.0%
Insolvency	68,168		61,242		33,442
Total	$795,840		$567,561		$308,875
(1)Fresh accounts are typically past due 120 to 270 days, charged-off by the credit originator and sold prior to any post-charge-off collection activity.
(2)Primary accounts are typically 240 to 450 days past due, charged-off and have been previously placed with one contingent fee servicer.
(3)Secondary accounts are typically 360 to 630 days past due, charged-off and have been previously placed with two contingent fee servicers.
(4)Other accounts are 480 days or more past due, charged-off and have previously been worked by three or more contingent fee servicers.

Purchase Price Multiples as of December 31, 2024 Amounts in thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple (5)
Americas and Australia Core
1996-2014	$2,336,839	$6,666,570	$86,032	285%	228%
2015	443,114	927,658	46,128	209%	205%
2016	455,767	1,098,337	57,944	241%	201%
2017	532,851	1,224,240	88,789	230%	193%
2018	653,975	1,541,030	132,482	236%	202%
2019	581,476	1,318,780	123,568	227%	206%
2020	435,668	961,295	137,424	221%	213%
2021	435,846	736,453	237,332	169%	191%
2022	406,082	711,153	299,192	175%	179%
2023	622,583	1,222,214	800,016	196%	197%
2024	823,662	1,738,041	1,593,881	211%	211%
Subtotal	7,727,863	18,145,771	3,602,788
Americas Insolvency
1996-2014	1,414,476	2,722,528	18	192%	155%
2015	63,170	88,142	14	140%	125%
2016	91,442	118,446	152	130%	123%
2017	275,257	359,007	773	130%	125%
2018	97,879	136,633	539	140%	127%
2019	123,077	167,054	1,987	136%	128%
2020	62,130	91,244	11,795	147%	136%
2021	55,187	74,384	19,064	135%	136%
2022	33,442	47,469	23,982	142%	139%
2023	91,282	119,560	83,007	131%	135%
2024	68,391	101,716	89,633	149%	149%
Subtotal	2,375,733	4,026,183	230,964
Total Americas and Australia	10,103,596	22,171,954	3,833,752
Europe Core
2012-2014	814,553	2,669,874	379,300	328%	205%
2015	411,340	758,443	120,732	184%	160%
2016	333,090	583,379	140,510	175%	167%
2017	252,174	366,781	89,512	145%	144%
2018	341,775	561,190	168,307	164%	148%
2019	518,610	856,928	290,123	165%	152%
2020	324,119	581,309	219,274	179%	172%
2021	412,411	713,243	352,787	173%	170%
2022	359,447	587,410	398,171	163%	162%
2023	410,593	693,410	510,556	169%	169%
2024	451,786	815,403	770,745	180%	180%
Subtotal	4,629,898	9,187,370	3,440,017
Europe Insolvency
2014	10,876	19,087	—	175%	129%
2015	18,973	29,488	—	155%	139%
2016	39,338	58,074	517	148%	130%
2017	39,235	52,129	571	133%	128%
2018	44,908	52,994	1,685	118%	123%
2019	77,218	114,028	9,631	148%	130%
2020	105,440	159,773	19,710	152%	129%
2021	53,230	75,089	19,991	141%	134%
2022	44,604	63,240	33,069	142%	137%
2023	46,558	65,196	47,203	140%	138%
2024	43,459	63,717	54,480	147%	147%
Subtotal	523,839	752,815	186,857
Total Europe	5,153,737	9,940,185	3,626,874
Total PRA Group	$15,257,333	$32,112,139	$7,460,626
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
(4)Non-U.S. amounts are presented at the December 31, 2024 exchange rate.
(5)The original purchase price multiple represents the purchase price multiple at the end of the year of acquisition.

Portfolio Financial Information (1)
Amounts in thousands
	Full Year 2024				December 31, 2024
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables (3)
Americas and Australia Core
1996-2014	$49,430	$20,182	$32,247	$52,429	$28,916
2015	17,254	7,416	15,087	22,503	20,325
2016	23,996	12,863	10,866	23,729	21,595
2017	39,179	17,745	15,041	32,786	36,691
2018	75,887	27,489	34,009	61,498	69,363
2019	77,702	31,575	17,210	48,785	69,098
2020	87,038	34,766	9,314	44,080	77,729
2021	98,398	49,853	(11,413)	38,440	124,903
2022	144,656	61,438	(4,581)	56,857	181,937
2023	285,853	162,745	(1,541)	161,204	450,432
2024	145,984	116,143	13,780	129,923	807,358
Subtotal	1,045,377	542,215	130,019	672,234	1,888,347
Americas Insolvency
1996-2014	1,269	170	1,104	1,274	—
2015	192	28	134	162	9
2016	560	39	429	468	133
2017	2,516	192	2,016	2,208	699
2018	2,503	117	1,043	1,160	511
2019	14,648	909	(1,651)	(742)	1,903
2020	16,984	2,393	565	2,958	10,991
2021	15,316	2,942	612	3,554	17,067
2022	11,137	3,042	661	3,703	20,404
2023	25,104	10,831	(1,272)	9,559	66,685
2024	12,083	7,241	445	7,686	63,027
Subtotal	102,312	27,904	4,086	31,990	181,429
Total Americas and Australia	1,147,689	570,119	134,105	704,224	2,069,776
Europe Core
2012-2014	101,686	61,342	30,572	91,914	86,106
2015	30,431	13,316	6,116	19,432	59,318
2016	27,447	12,746	4,522	17,268	79,412
2017	17,868	6,600	(133)	6,467	59,637
2018	37,136	13,543	5,850	19,393	108,195
2019	68,188	21,935	11,709	33,644	195,751
2020	50,148	18,667	10,654	29,321	134,983
2021	66,645	28,048	8,116	36,164	213,432
2022	74,718	29,894	4,613	34,507	251,662
2023	103,129	42,584	4,380	46,964	303,553
2024	46,082	19,035	6,759	25,794	429,327
Subtotal	623,478	267,710	93,158	360,868	1,921,376
Europe Insolvency
2014	181	—	181	181	—
2015	193	2	164	166	—
2016	794	109	401	510	134
2017	1,542	115	121	236	428
2018	3,462	246	331	577	1,491
2019	12,916	1,326	1,717	3,043	8,378
2020	25,549	2,674	3,403	6,077	18,148
2021	15,376	2,580	2,190	4,770	17,754
2022	15,198	3,753	2,803	6,556	27,385
2023	12,744	5,001	1,068	6,069	37,503
2024	9,454	3,553	1,226	4,779	38,369
Subtotal	97,409	19,359	13,605	32,964	149,590
Total Europe	720,887	287,069	106,763	393,832	2,070,966
Total PRA Group	$1,868,576	$857,188	$240,868	$1,098,056	$4,140,742
(1)Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented using the average exchange rates during the current year.
(3)Non-U.S. amounts are presented at the December 31, 2024 exchange rate.

Cash Collections by Year, By Year of Purchase (1) as of December 31, 2024 Amounts in millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total
Americas and Australia Core
1996-2014	$2,336.8	$4,371.9	$727.8	$470.0	$311.2	$222.5	$155.0	$96.6	$68.8	$51.0	$40.2	$49.4	$6,564.4
2015	443.1	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	14.1	17.3	884.5
2016	455.8	—	—	138.7	256.5	194.6	140.6	105.9	74.2	38.4	24.9	24.0	997.8
2017	532.9	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	43.8	39.2	1,124.3
2018	654.0	—	—	—	—	122.7	361.9	337.7	239.9	146.1	92.9	75.9	1,377.1
2019	581.5	—	—	—	—	—	143.8	349.0	289.8	177.7	110.3	77.7	1,148.3
2020	435.7	—	—	—	—	—	—	132.9	284.3	192.0	125.8	87.0	822.0
2021	435.8	—	—	—	—	—	—	—	85.0	177.3	136.8	98.4	497.5
2022	406.1	—	—	—	—	—	—	—	—	67.7	195.4	144.7	407.8
2023	622.5	—	—	—	—	—	—	—	—	—	108.5	285.9	394.4
2024	823.7	—	—	—	—	—	—	—	—	—	—	145.9	145.9
Subtotal	7,727.9	4,371.9	844.8	837.1	860.9	945.1	1,141.4	1,271.8	1,206.9	946.0	892.7	1,045.4	14,364.0
Americas Insolvency
1996-2014	1,414.5	1,949.8	340.8	213.0	122.9	59.1	22.6	5.8	3.3	2.3	1.5	1.3	2,722.4
2015	63.2	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	0.3	0.2	88.2
2016	91.4	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.8	0.9	0.6	119.3
2017	275.3	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	2.5	358.3
2018	97.9	—	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	2.5	136.0
2019	123.1	—	—	—	—	—	13.4	31.4	39.1	37.8	28.7	14.6	165.0
2020	62.1	—	—	—	—	—	—	6.5	16.1	20.4	19.5	17.0	79.5
2021	55.2	—	—	—	—	—	—	—	4.6	17.9	17.5	15.3	55.3
2022	33.4	—	—	—	—	—	—	—	—	3.2	9.2	11.1	23.5
2023	91.2	—	—	—	—	—	—	—	—	—	9.0	25.1	34.1
2024	68.4	—	—	—	—	—	—	—	—	—	—	12.1	12.1
Subtotal	2,375.7	1,949.8	344.2	249.8	222.5	207.9	180.9	155.3	147.4	129.4	104.2	102.3	3,793.7
Total Americas and Australia	10,103.6	6,321.7	1,189.0	1,086.9	1,083.4	1,153.0	1,322.3	1,427.1	1,354.3	1,075.4	996.9	1,147.7	18,157.7
Europe Core
2012-2014	814.5	195.1	297.5	249.9	224.1	209.6	175.3	151.7	151.0	123.6	108.6	101.7	1,988.1
2015	411.3	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	33.8	30.4	589.9
2016	333.1	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	27.4	438.9
2017	252.2	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	17.9	252.2
2018	341.8	—	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	37.1	382.8
2019	518.6	—	—	—	—	—	48.0	125.7	121.4	89.8	75.1	68.2	528.2
2020	324.1	—	—	—	—	—	—	32.3	91.7	69.0	56.1	50.1	299.2
2021	412.4	—	—	—	—	—	—	—	48.5	89.9	73.0	66.6	278.0
2022	359.4	—	—	—	—	—	—	—	—	33.9	83.8	74.7	192.4
2023	410.6	—	—	—	—	—	—	—	—	—	50.2	103.1	153.3
2024	451.9	—	—	—	—	—	—	—	—	—	—	46.3	46.3
Subtotal	4,629.9	195.1	343.3	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.1	623.5	5,149.3
Europe Insolvency
2014	10.9	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.2	0.2	0.2	17.2
2015	19.0	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.6	0.4	0.2	26.8
2016	39.3	—	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	0.8	61.2
2017	39.2	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	1.5	49.3
2018	44.9	—	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	3.5	51.5
2019	77.2	—	—	—	—	—	5.0	21.1	23.9	21.0	17.5	12.9	101.4
2020	105.4	—	—	—	—	—	—	6.0	34.6	34.1	29.7	25.5	129.9
2021	53.2	—	—	—	—	—	—	—	5.5	14.4	14.7	15.4	50.0
2022	44.6	—	—	—	—	—	—	—	—	4.5	12.4	15.2	32.1
2023	46.7	—	—	—	—	—	—	—	—	—	4.2	12.7	16.9
2024	43.4	—	—	—	—	—	—	—	—	—	—	9.5	9.5
Subtotal	523.8	—	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.4	97.4	545.8
Total Europe	5,153.7	195.1	350.6	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.5	720.9	5,695.1
Total PRA Group	$15,257.3	$6,516.8	$1,539.6	$1,492.0	$1,512.6	$1,625.2	$1,841.2	$2,005.6	$2,061.9	$1,728.9	$1,660.4	$1,868.6	$23,852.8
(1)Non-U.S. amounts are presented using the average exchange rates during the respective year.
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
Sources of liquidity
Cash and cash equivalents
As of December 31, 2024, cash and cash equivalents totaled $105.9 million, of which $91.1 million consisted of cash related to international operations with indefinitely reinvested earnings. For additional information about the unremitted earnings of our international subsidiaries, refer to Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Borrowings
As of December 31, 2024, we had the following committed amounts, borrowings and availability under our financing arrangements (amounts in thousands):

			Availability
	Committed Amount	Borrowings	Availability Based on Current ERC (1)	Additional Availability (2)	Total Availability
North American revolving credit	$1,075,000	$519,519	$278,539	$276,942	$555,481
UK revolving credit	725,000	494,185	90,045	$140,770	230,815
European revolving credit	795,769	555,726	195,737	$44,306	240,043
Term loan	470,111	470,111	—	—	—
Senior notes	1,298,000	1,298,000	—	—	—
Debt premium and issuance costs, net	—	(10,920)	—	—	—
Total	$4,363,880	$3,326,621	$564,321	$462,018	$1,026,339
(1)Available borrowings after calculation of borrowing base, subject to the committed amounts and debt covenants, which may be used for general corporate purposes, including portfolio purchases.
(2)Subject to borrowing base and debt covenants, including advance rates ranging from 35-55% of applicable ERC.
Interest-bearing deposits
As of December 31, 2024, interest-bearing deposits totaled $163.4 million. Under our European revolving credit facility, our interest-bearing deposit funding is limited to SEK 2.2 billion (the equivalent of $199.0 million U.S. dollars as of December 31, 2024).
Uses of liquidity and material cash requirements
We believe that funds generated from our business activities, together with existing cash, available borrowings under our revolving credit facilities and access to the capital markets, will be sufficient to finance our operations, planned capital expenditures, forward flow purchase commitments, debt maturities and additional portfolio purchases for at least the next 12 months.
Our long-term capital requirements will depend in large part on the level of nonperforming loan portfolios that we purchase. We have the ability to slow the purchase of nonperforming loans without significantly impacting current year collections. For example, in 2024, we purchased $1.4 billion in nonperforming loan portfolios, which generated $213.6 million of cash collections, representing 11.4% of our total cash collections.
Market conditions permitting, as we deem appropriate, we may seek to access the debt or equity capital markets or other sources of funding, and it may be necessary to raise additional funds to achieve our business objectives. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing. We may also from time-to-time repurchase senior notes in the open market or otherwise.
Forward flows
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
As of December 31, 2024, we had forward flow agreements in place with an estimated purchase price of approximately $498.9 million over the next 12 months. This total can vary significantly based on the remaining terms and renewal dates of the agreements and is comprised of $403.1 million for the Americas and Australia and $95.8 million for Europe. These amounts represent our estimated forward flow purchases over the next 12 months under the agreements in place based on projections and other factors, including sellers' estimates of future forward flow sales, and are dependent on actual delivery by the sellers and, in some cases, the impact of foreign exchange rate fluctuations. Accordingly, amounts purchased under these agreements may vary significantly. In addition to these agreements, we may also enter into new or renewed forward flow commitments and/or close on spot purchase transactions.
Borrowings
As of December 31, 2024, we had $3.3 billion in outstanding borrowings. The estimated interest, unused fees and principal payments for the next 12 months are $236.0 million, of which $10.0 million relates to principal on our term loan. After 12 months, principal payments on our debt are due from between one and five years. Many of our financing arrangements include covenants with which we must comply, and as of December 31, 2024, we were in compliance with these covenants.
On May 20, 2024, we issued $400.0 million in aggregate principal amount of our 2030 Notes. On September 3, 2024, using funds obtained primarily from our North American revolving credit facility, we repaid our 2025 Notes in full. On November 25, 2024, we issued an additional $150.0 million in aggregate principal amount of our 2030 Notes at a price of 103.625%.
For additional information about our credit facilities, term loan and senior notes, refer to Note 7 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Share repurchases
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
Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Exchange Act, or other methods, subject to market and/or other conditions and applicable regulatory requirements. Repurchases are also subject to restrictive covenants contained in our credit facilities and the indentures that govern our senior notes. There were no repurchases during 2024, and as of December 31, 2024, we had $67.7 million remaining for share repurchases under the program.
Leases
Our leases have remaining terms from one to 11 years. As of December 31, 2024, we had $36.4 million in lease liabilities, of which $9.2 million is due within the next 12 months. For additional information, refer to Note 5 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Derivatives
We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of December 31, 2024, we had $5.0 million of derivative liabilities, of which $0.2 million matures within the next 12 months. The remaining $4.8 million matures in 2028. For additional information, refer to Note 8 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Investments
As of December 31, 2024, we held $55.8 million in Swedish treasury securities to meet the liquidity requirements of the Swedish Financial Services Authority for our banking subsidiary, AK Nordic AB.

Cash flow analysis
The following table summarizes our cash flow activity for the years ended December 31, 2024 and 2023 (amounts in thousands):

	2024	2023	Change
Net cash provided by/(used in):
Operating activities	$(94,594)	$(97,535)	$2,941
Investing activities	(382,470)	(234,860)	(147,610)
Financing activities	490,837	355,300	135,537
Effect of exchange rates on cash	(20,034)	6,029	(26,063)
Net increase/(decrease) in cash and cash equivalents	$(6,261)	$28,934	$(35,195)
Operating activities
Net cash used in operating activities mainly reflects the portion of our cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. It does not include cash collections applied to the negative allowance, which are classified as cash flows provided by investing activities. To calculate net cash used in operating activities, net income/(loss) was adjusted for (i) non-cash items included in net income/(loss), such as unrealized foreign currency transaction gains/(losses), changes in expected recoveries, depreciation, amortization and impairment, deferred income taxes, fair value changes in equity securities, and share-based compensation, as well as (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.
Net cash used in operating activities was $94.6 million in 2024 compared to $97.5 million in 2023. The change was primarily due to higher cash collections recognized as income, which was offset by higher cash paid for interest.
Investing activities
Net cash used in investing activities increased $147.6 million in 2024, primarily driven by an increase of $246.8 million in purchases of nonperforming loan portfolios, offset by an increase of $110.9 million in recoveries collected and applied to Finance receivables, net.
Financing activities
Net cash provided by financing activities increased $135.5 million in 2024, primarily driven by $202.4 million in net proceeds from issuances and repayments of senior notes, and in 2023, the retirement of our convertible senior notes, a $61.3 million increase in interest-bearing deposits and a $35.1 million increase in net proceeds obtained under our term loan, offset by a decrease of $153.7 million in net proceeds from our lines of credit.
During 2024, we issued and repaid senior notes (refer to "Borrowings" above for details). On October 28, 2024, we amended our North American revolving credit facility and term loan to, among other things, extend the maturity date from July 30, 2026 to October 28, 2029, increase the aggregate revolving and term loan commitments by $40.1 million to $1.548 billion, reduce the U.S. domestic revolving credit facility from $1.0 billion to $950.0 million, increase the Canadian revolving credit facility from $75.0 million to $125.0 million, increase the term loan from $432.5 million to $472.6 million and modify certain financial covenants. On October 30, 2024, we amended our UK revolving credit facility to, among other things, extend the maturity date from July 30, 2026 to October 30, 2029, decrease the revolving credit facility from $800.0 million to $725.0 million and modify certain financial covenants to more closely conform to our North American revolving credit facility. On October 28, 2024, we amended our European revolving credit facility to modify certain financial covenants to more closely conform to our North American and UK revolving credit facilities.
On June 1, 2023, we used substantially all of the net proceeds from the issuance of our Senior Notes due 2028 to retire our 3.50% Convertible Senior Notes due 2023 at their maturity.
For additional information about our credit facilities, term loan and senior notes, refer to Note 7 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Effect of exchange rates on cash
The net effect of exchange rates on cash decreased by $26.1 million in 2024, primarily due to the impact of the valuation of the U.S. dollar on foreign currency denominated borrowings and intercompany balances.

Recent Accounting Pronouncements
For discussion of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements, refer to Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP. Some of our significant accounting policies require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. For discussion of our significant accounting policies, refer to Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Significant changes in our cash flow estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool. Generally, adjustments to cash forecasts result in an adjustment to revenue at an amount less than the impact of the performance in the period due to the effects of discounting. Additionally, cash collection forecast increases result in more revenue being recognized, and cash collection forecast decreases in less revenue being recognized, over the life of the pool.
Goodwill
In accordance with Financial Accounting Standards Board ("FASB") ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"), we evaluate goodwill for impairment annually as of October 1, and more frequently if circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value.
We determine the fair value of a reporting unit by applying the income approach and market approach, which are prescribed under ASC Topic 820 "Fair Value Measurements and Disclosures". Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows and a residual terminal value. Cash flow projections are based on management's estimates of a variety of factors, including growth rates and operating margins, which take into consideration industry and market conditions. Under the market approach, we estimate fair value based on market trading multiples and other relevant market transactions involving comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. Depending on the availability of public data and suitable comparable transaction data, we may give more weight to the income approach than the market approach. We also assess the reasonableness of the aggregate estimated fair value of our reporting units by comparison to our market capitalization over a reasonable period, considering historic control premiums in the financial services industry and the current market environment.
As of December 31, 2024, we had goodwill of $396.4 million, consisting primarily of $369.5 million in our Debt Buying and Collection ("DBC") reporting unit. We performed our most recent annual impairment review as of October 1, 2024, using a quantitative assessment, and concluded that goodwill was not impaired. Under the prior year impairment test, the excess of our DBC reporting unit’s fair value over its carrying value was approximately 6.0%, and although the excess increased to approximately 11.0% under our most recent test, if our cash flow projections are not met or if market factors utilized in the impairment test were to deteriorate, including adverse changes in the debt sales market that impact our estimated purchasing volumes and purchase price multiples, an increase in the discount rate, or a sustained decline in our stock price, the reporting unit may be at-risk for future impairment.

We estimate the fair value of the DBC reporting unit based on the income approach, and as an assessment for reasonableness, also apply the market approach. Key inputs to the DBC reporting unit’s fair value under the income approach included our forecasted financial results and the discount rate. Forecasted financial results were developed considering several inputs and assumptions, including portfolio purchasing volume, purchase price multiples, ERC growth rate, terminal value multiple, operating expenses and the projected impact of certain strategic and operational initiatives. Purchase price multiples related to our existing portfolios were based on historical growth rates, while purchase price multiples on future portfolio purchases were based on recent and expected future purchasing metrics.
We have implemented a number of strategic and operational initiatives in our U.S. business designed to increase cash collections while reducing our marginal costs and continue to implement additional initiatives. The estimated net cash flows from certain of these initiatives were incorporated in our goodwill evaluation, reflecting an assessment of our ability to execute such initiatives. The discount rate of 8.3% utilized for the DBC reporting unit as of October 1, 2024 was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics, including assumptions related to the reporting unit's ability to execute on the projected cash flows.
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
Income taxes
We are subject to income taxes in the U.S. and in numerous international jurisdictions. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. When determining our domestic and non-U.S. income tax expense, we make judgments about the application of these inherently complex laws.
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
•"Recoveries collected" refers to cash collections plus buybacks and other adjustments.
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
We do not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed, nor do we enter into or hold derivatives for trading or speculative purposes. Derivative instruments involve, to varying degrees, elements of non-performance or credit risk. We do not believe that we currently face a significant risk of loss in the event of non-performance by the counterparties to these instruments, as these transactions were executed with a diversified group of major financial institutions with investment-grade credit ratings. Our intention is to spread our counterparty credit risk across a number of counterparties so that exposure to a single counterparty is mitigated.
Interest Rate Risk
We are subject to interest rate risk from borrowings on our variable rate credit facilities, as well as our interest-bearing deposits. As such, our consolidated financial results are subject to fluctuations due to changes in market interest rates. To reduce our exposure to changes in the market rate of interest, we have entered into interest rate derivative contracts to hedge a portion of our borrowings under floating rate financing arrangements. Under the terms of the interest rate derivatives, we receive a variable interest rate and pay a fixed interest rate. Of our $3.3 billion in total borrowings as of December 31, 2024, $1.3 billion was fixed rate debt. Considering these fixed rate borrowings and the interest rate hedges on our variable rate debt, with maturities ranging from five months to five years, as of December 31, 2024, 60% of our total debt was either fixed rate or converted to a fixed rate.
We assess interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. Borrowings on our variable rate credit facilities were $2.0 billion as of December 31, 2024, and based on our debt structure, assuming a 50 basis point decrease/increase in interest rates, interest expense over the following 12 months would decrease/increase by an estimated $7.0 million.
Currency Exchange Risk
We operate internationally and enter into transactions denominated in various foreign currencies. Our subsidiaries use multiple functional currencies, and weakness in one particular currency might be offset by strength in other currencies over time. In 2024, our revenues from operations outside the U.S. were $520.6 million.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PRA Group, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PRA Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated income statements, statements of comprehensive income, statements of changes in equity and statements of cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
As of December 31, 2024, the balance of the Company’s Finance Receivables, net was $4.1 billion, and the changes in expected future recoveries for the year ended December 31, 2024 was $84.7 million as disclosed in Note 2. As more fully described in Note 1 and Note 2 to the consolidated financial statements, the Company accounts for Finance Receivables, net, under the guidance of ASC Topic 326 “Financial Instruments – Credit Losses” in the Consolidated Balance Sheets by calculating an estimate of remaining collections (ERC) for each pool of receivables and applying a discounted cash flow methodology. Subsequent changes (favorable and unfavorable) in the expected cash flows are recognized within Changes in expected recoveries in the Consolidated Income Statements by recording the present value of those changes in ERC at the effective interest rates of the respective pools. Management’s estimate of ERC is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the timing and amount of expected cash flows. Development of the Company’s forecasts rely on both quantitative and qualitative factors. Qualitative factors can include both external and internal information and consider management’s view on available facts and circumstances at each reporting period.

Auditing the qualitative factors used by management in their forecast of ERC required complex auditor judgment due to the subjectivity in assumptions related to changes in recent collection trends, the projected impact of operational activities, and the influence that external factors will have on the amount and timing of ERC.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over management’s process to develop their estimates of ERC, including, management review controls over key subjective assumptions and judgments used in management’s estimate. Our test of controls included testing the completeness and accuracy of objective data relied upon by management when estimating ERC and the observation of certain key governance meetings where subjective assumptions were subject to challenge by senior management.
With the assistance of our internal specialists, we evaluated whether management’s methods for estimating expected recoveries were in compliance with U.S. generally accepted accounting principles. We tested management’s measurement of ERC by reconciling collections data used in the estimation process to source, reperforming calculations, evaluating the reasonableness of qualitative adjustments and considerations for the estimated impact of operational activities, comparing the current estimate to prior periods and historical trends, and reviewing external evidence, including economic, peer, and industry data, among other procedures.

Goodwill Impairment Assessment
Description of the Matter	At December 31, 2024, the Company’s Goodwill was $396.4 million, consisting primarily of $369.5 million within the Debt Buying and Collection (“DBC”) reporting unit. As discussed in Note 1 and Note 4 of the consolidated financial statements, goodwill is tested for impairment at least annually. The Company performed a quantitative impairment assessment of goodwill for the DBC reporting unit, and estimated the fair value by applying the income approach. Under the income approach, fair value is estimated based on the present value of estimated future cash flows and a residual terminal value. The Company also used the market approach, which considered relevant transaction data from comparable publicly traded companies, to assess the reasonableness of the results of the income approach. The Company completed its annual goodwill impairment assessment as of October 1, 2024 and concluded that goodwill was not impaired.

Auditing management’s annual goodwill impairment assessment required a high degree of auditor judgment due to the subjectivity in assumptions that were used by management to estimate the fair value of the DBC reporting unit under the income approach. In particular, the estimate of the fair value of the reporting unit was sensitive to projected changes in operating expenses and estimated remaining collections, the discount rate, and the terminal multiple.

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
With the assistance of our internal valuation specialists, we tested management’s quantitative impairment assessment, including performing procedures to evaluate management’s methodology, test the mathematical accuracy of the discounted cash flow calculation, and evaluate the reasonableness of the discount rate and terminal multiple by comparing the assumptions to an independently developed range of observable market data points. For the key assumptions used by management to forecast financial results, including projected changes in operating expenses and estimated remaining collections, our procedures included, among others, comparing projections to historical results, agreeing internal and external inputs to source documents, and testing the mathematical accuracy of calculations underlying the assumptions. Additionally, after reconciling the fair value of the reporting unit to the market capitalization of the Company, we evaluated the reasonableness of management’s control premium by comparing the control premium to recent transactions in the industry.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Richmond, Virginia
February 27, 2025

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2024 and 2023
(Amounts in thousands)

	2024	2023
Assets
Cash and cash equivalents	$105,938	$112,528
Investments	66,304	72,404
Finance receivables, net	4,140,742	3,656,598
Income taxes receivable	19,559	27,713
Deferred tax assets, net	75,134	74,694
Right-of-use assets	32,173	45,877
Property and equipment, net	29,498	36,450
Goodwill	396,357	431,564
Other assets	65,450	67,526
Total assets	$4,931,155	$4,525,354
Liabilities and Equity
Liabilities:
Accrued expenses and accounts payable	$141,211	$138,218
Income taxes payable	28,584	17,912
Deferred tax liabilities, net	16,813	17,051
Lease liabilities	36,437	50,300
Interest-bearing deposits	163,406	115,589
Borrowings	3,326,621	2,914,270
Other liabilities	24,476	32,638
Total liabilities	3,737,548	3,285,978
Equity:
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 39,510 shares issued and outstanding as of December 31, 2024; 100,000 shares authorized, 39,247 shares issued and outstanding as of December 31, 2023	395	392
Additional paid-in capital	17,882	7,071
Retained earnings	1,560,149	1,489,548
Accumulated other comprehensive loss	(443,394)	(329,899)
Total stockholders' equity - PRA Group, Inc.	1,135,032	1,167,112
Noncontrolling interests	58,575	72,264
Total equity	1,193,607	1,239,376
Total liabilities and equity	$4,931,155	$4,525,354
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2024, 2023 and 2022
(Amounts in thousands, except per share amounts)

	2024	2023	2022
Revenues:
Portfolio income	$857,188	$757,128	$772,315
Changes in expected recoveries	240,868	29,134	168,904
Total portfolio revenue	1,098,056	786,262	941,219
Other revenue	16,468	16,292	25,305
Total revenues	1,114,524	802,554	966,524

Operating expenses:
Compensation and benefits	298,903	288,778	285,537
Legal collection costs	124,782	89,131	76,757
Legal collection fees	56,623	38,072	38,450
Agency fees	83,334	74,699	63,808
Professional and outside services	83,218	82,619	92,355
Communication	43,433	40,430	39,205
Rent and occupancy	16,929	17,319	18,589
Depreciation, amortization and impairment	10,792	18,615	15,243
Other operating expenses	56,778	52,399	50,778
Total operating expenses	774,792	702,062	680,722
Income from operations	339,732	100,492	285,802
Other income and (expense):
Interest expense, net	(229,267)	(181,724)	(130,677)
Foreign exchange gain/(loss), net	(9)	289	985
Other	(851)	(1,944)	(1,325)
Income/(loss) before income taxes	109,605	(82,887)	154,785
Income tax expense/(benefit)	21,032	(16,133)	36,787
Net income/(loss)	88,573	(66,754)	117,998
Adjustment for net income attributable to noncontrolling interests	17,972	16,723	851
Net income/(loss) attributable to PRA Group, Inc.	$70,601	$(83,477)	$117,147

Net income/(loss) per common share attributable to PRA Group, Inc.:
Basic	$1.79	$(2.13)	$2.96
Diluted	$1.79	$(2.13)	$2.94
Weighted average number of shares outstanding:
Basic	39,382	39,177	39,638
Diluted	39,542	39,177	39,888
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2024, 2023 and 2022
(Amounts in thousands)

	2024	2023	2022
Net income/(loss)	$88,573	$(66,754)	$117,998
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(123,919)	45,524	(105,292)
Cash flow hedges	(4,486)	(21,207)	33,175
Debt securities available-for-sale	140	302	(16)
Other comprehensive income/(loss)	(128,265)	24,619	(72,133)
Total comprehensive income/(loss)	(39,692)	(42,135)	45,865
Less comprehensive income attributable to noncontrolling interests	3,202	23,315	9,735
Comprehensive income/(loss) attributable to PRA Group, Inc.	$(42,894)	$(65,450)	$36,130
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2024, 2023 and 2022
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	41,008	$410	$—	$1,552,845	$(266,909)	$38,491	$1,324,837
Components of comprehensive income, net of tax:
Net income	—	—	—	117,147	—	851	117,998
Foreign currency translation adjustments	—	—	—	—	(114,176)	8,884	(105,292)
Cash flow hedges	—	—	—	—	33,175	—	33,175
Debt securities available-for-sale	—	—	—	—	(16)	—	(16)
Distributions to noncontrolling interests	—	—	—	—	—	(6,691)	(6,691)
Contributions from noncontrolling interests	—	—	—	—	—	17,554	17,554
Vesting of restricted stock	303	4	(4)	—	—	—	—
Repurchase and cancellation of common stock	(2,331)	(24)	(2,399)	(96,967)	—	—	(99,390)
Share-based compensation expense	—	—	13,047	—	—	—	13,047
Employee stock relinquished for payment of taxes	—	—	(8,472)	—	—	—	(8,472)
Balance as of December 31, 2022	38,980	$390	$2,172	$1,573,025	$(347,926)	$59,089	$1,286,750
Components of comprehensive income, net of tax:
Net income/(loss)	—	—	—	(83,477)	—	16,723	(66,754)
Foreign currency translation adjustments	—	—	—	—	38,932	6,592	45,524
Cash flow hedges	—	—	—	—	(21,207)	—	(21,207)
Debt securities available-for-sale	—	—	—	—	302	—	302
Distributions to noncontrolling interests	—	—	—	—	—	(10,140)	(10,140)
Vesting of restricted stock	267	2	(2)	—	—	—	—
Share-based compensation expense	—	—	11,095	—	—	—	11,095
Employee stock relinquished for payment of taxes	—	—	(6,194)	—	—	—	(6,194)
Balance as of December 31, 2023	39,247	$392	$7,071	$1,489,548	$(329,899)	$72,264	$1,239,376
Components of comprehensive income, net of tax:
Net income	—	—	—	70,601	—	17,972	88,573
Foreign currency translation adjustments	—	—	—	—	(109,149)	(14,770)	(123,919)
Cash flow hedges	—	—	—	—	(4,486)	—	(4,486)
Debt securities available-for-sale	—	—	—	—	140	—	140
Distributions to noncontrolling interests	—	—	—	—	—	(19,287)	(19,287)
Contributions from noncontrolling interests	—	—	—	—	—	2,396	2,396
Vesting of restricted stock	263	3	(3)	—	—	—	—
Share-based compensation expense	—	—	13,470	—	—	—	13,470
Employee stock relinquished for payment of taxes	—	—	(2,656)	—	—	—	(2,656)
Balance as of December 31, 2024	39,510	$395	$17,882	$1,560,149	$(443,394)	$58,575	$1,193,607
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2024, 2023 and 2022
(Amounts in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income/(loss)	$88,573	$(66,754)	$117,998
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Share-based compensation	13,470	11,095	13,047
Depreciation, amortization and impairment	10,792	18,615	15,243
Amortization of debt discount or premium and issuance costs	10,567	9,223	10,097
Changes in expected recoveries	(240,868)	(29,134)	(168,904)
Deferred income taxes	(2,138)	(35,942)	607
Net unrealized foreign currency transaction (gain)/loss	5,200	(16,552)	34,970
Other	(1,593)	(1,534)	246
Changes in operating assets and liabilities:
Other assets	(9,544)	(1,835)	7,096
Accrued expenses, accounts payable and other liabilities	30,947	15,283	(8,808)
Net cash provided by/(used in) operating activities	(94,594)	(97,535)	21,592
Cash flows from investing activities:
Purchases of property and equipment, net	(4,045)	(2,887)	(13,251)
Purchases of nonperforming loan portfolios	(1,407,067)	(1,160,289)	(844,255)
Recoveries collected and applied to Finance receivables, net	1,027,896	917,025	974,846
Purchases of investments	(57,384)	(60,057)	(63,000)
Proceeds from sales and maturities of investments	58,130	71,348	66,113
Net cash provided by/(used in) investing activities	(382,470)	(234,860)	120,453
Cash flows from financing activities:
Proceeds from lines of credit	1,901,645	814,630	1,607,108
Principal payments on lines of credit	(1,720,836)	(480,100)	(1,598,608)
Proceeds from long-term debt	472,611	—	—
Principal payments on long-term debt	(445,000)	(7,500)	(10,000)
Proceeds from issuance of senior notes	555,438	400,000	—
Retirement and repurchase of senior notes	(298,000)	(3,657)	—
Retirement of convertible notes	—	(345,000)	—
Payment of debt origination costs and fees	(15,323)	(5,323)	(15,550)
Repurchase of common stock	—	—	(111,371)
Tax withholdings related to share-based payments	(2,655)	(6,194)	(8,472)
Distributions to noncontrolling interests	(19,287)	(10,140)	(6,691)
Contributions from noncontrolling interests	2,396	—	17,554
Net increase/(decrease) in interest-bearing deposits	59,848	(1,416)	4,688
Net cash provided by/(used in) financing activities	490,837	355,300	(121,342)
Effect of exchange rates on cash	(20,034)	6,029	(25,017)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(6,261)	28,934	(4,314)
Cash, cash equivalents and restricted cash, beginning of period	113,692	84,758	89,072
Cash, cash equivalents and restricted cash, end of period	$107,431	$113,692	$84,758
Supplemental disclosure of cash flow information:
Cash paid for interest	$224,099	$138,305	$116,932
Cash paid for income taxes	5,222	25,544	21,860
Reconciliation to Balance Sheet accounts:
Cash and cash equivalents	$105,938	$112,528	$83,376
Restricted cash included in Other assets	1,493	1,164	1,382
Cash, cash equivalents and restricted cash	$107,431	$113,692	$84,758

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies:
Nature of operations
As used herein, the terms "PRA Group," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
PRA Group, Inc., a Delaware corporation, is a global financial services company with operations in the Americas, Europe and Australia. The Company's primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company also purchases and provides fee-based services for class action claims recoveries in the United States ("U.S.").
Basis of presentation
The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could differ from those estimates and assumptions.
Reclassification of prior year presentation
In the Consolidated Balance Sheets, Consolidated Income Statements and Consolidated Statements of Cash Flows, certain prior year amounts have been reclassified for consistency with the current year presentation.
Consolidation
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
Investments in companies in which the Company has significant influence over operating and financing decisions, but does not own a majority of the voting equity interests, are accounted for in accordance with the equity method of accounting, which requires the Company to recognize its proportionate share of the entity’s net earnings. The Company's equity method investment is included in Investments, with income or loss included in Other revenue.
The Company performs on-going reassessments whether changes in the facts and circumstances regarding the Company’s involvement with an entity could cause the Company’s consolidation conclusions to change.
Foreign currency
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
Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Restricted cash
Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and included in Other assets in the Company's Consolidated Balance Sheets.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Accumulated other comprehensive loss
The Company records unrealized gains and losses on certain available-for-sale investments and foreign currency translation adjustments in other comprehensive income ("OCI"). Unrealized gains and losses on available for sale investments are reclassified to earnings as the gains or losses are realized upon sale of the securities. Translation gains or losses on foreign currency translation adjustments are reclassified to earnings upon the substantial sale or liquidation of investments in international operations. For the Company’s derivative financial instruments that are designated as hedging instruments, the change in fair value is recorded in OCI.
Investments
Debt securities
The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Debt securities which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale and carried at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in stockholders' equity. The Company evaluates debt securities for impairment. When there has been a decline in fair value below the amortized cost, the Company recognizes an impairment if: (1) it has the intent to sell the security; (2) it is more-likely-than-not that it will be required to sell the security before recovery of the amortized cost; or (3) it does not expect to recover the entire amortized cost of the security. If the Company identifies that the decline in fair value has resulted from credit losses, the credit loss component is recognized as an allowance in the Consolidated Balance Sheets with a corresponding charge to Other expense in the Consolidated Income Statements. The non-credit loss component remains in Other comprehensive loss until realized from a sale or subsequent impairment.
Equity securities
Investments in equity securities are measured at fair value with unrealized gains and losses reported in earnings.
Equity method investments
Equity investments that are not consolidated over which the Company exercises significant influence are accounted for as equity method investments. Whether or not the Company exercises significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which generally requires a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected in the Company’s Consolidated Balance Sheets and Income Statements; rather, the Company’s share of the earnings or losses of the investee company is reflected in Other revenue in the Consolidated Income Statements. The carrying value of the Company's equity method investee is reflected in Investments in the Company’s Consolidated Balance Sheets.
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
Finance receivables and income recognition
Credit quality
The Company acquires portfolios of accounts that have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amount paid for a portfolio reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying accounts. The Company accounts for the portfolios in accordance with the guidance for purchased credit deteriorated ("PCD") assets. The initial allowance for credit losses is added to the purchase price rather than recorded as a credit loss expense. The Company has established a policy to write off the amortized cost of individual assets when it is deemed probable that it will not collect on an individual asset.
Due to the deteriorated credit quality of the individual accounts, the Company may write off the unpaid principal balance of all accounts in a portfolio at the time of acquisition. However, when the Company has an expectation of collecting cash flows at the portfolio level, a negative allowance is established for expected recoveries at an amount not to exceed the amount

PRA Group, Inc.
Notes to Consolidated Financial Statements
paid for the financial portfolios. The negative allowance is recorded as an asset measured at amortized cost and presented as Finance receivables, net in the Company's Consolidated Balance Sheets at the net present value of expected collections.
Portfolio segments
The Company’s nonperforming loan portfolio is comprised of its Core and Insolvency portfolio segments, with systematic methodologies used to determine the allowance for credit losses at the portfolio segment level. The Company’s Core portfolio contains loan accounts that are in default and that were purchased at a substantial discount to face value because either the credit originator and/or other third-party collection agencies have been unsuccessful in collecting the full balance owed. The Company’s Insolvency portfolio contains loan accounts that are in default and that were purchased at a substantial discount to face value in which the customer is involved in a bankruptcy or insolvency proceeding. Each of the two portfolio segments of purchased nonperforming loan portfolios consist of large numbers of homogeneous receivables with similar risk characteristics.
Effective interest rate and accounting pools
Within each portfolio, the Company pools accounts with similar risk characteristics that are acquired in the same year. Similar risk characteristics generally include the portfolio segment and geographic region. The initial effective interest rate of the pool is established based on the purchase price and expected recoveries of each individual purchase at the purchase date. During the year of acquisition, the annual pool is aggregated, and the blended effective interest rate will adjust to reflect new acquisitions and new cash flow estimates until the end of the year. The effective interest rate for a pool is fixed for the remaining life of the pool once the year has ended.
Methodology
The negative allowance is calculated by applying discounted cash flow methodologies to estimated remaining collections (“ERC”), and income is recognized over the estimated life of each pool at its constant effective interest rate. Subsequent changes (favorable and unfavorable) in expected cash flows are recognized within Changes in expected recoveries in the Consolidated Income Statements by recording the present value of those changes in ERC at the constant pool-specific effective interest rate. Amounts included in the estimate of recoveries do not exceed the aggregate amount of the amortized cost basis previously written off or expected to be written off.
The measurement of expected recoveries is based on relevant information about past events, current conditions and reasonable and supportable forecasts that affect the expected timing and amount of those recoveries. Development of the Company’s forecasts relies on both quantitative and qualitative factors. Qualitative factors can include both external and internal information and consider management’s view on available facts and circumstances at each reporting period. More specifically, external factors that may have an impact on the collectability, and subsequently on the overall profitability of acquired portfolios of nonperforming loans, would include new laws or regulations relating to collections, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on the collectability, and subsequently the overall profitability of acquired portfolios of nonperforming loans, would include necessary revisions to initial and post-acquisition operational scoring and modeling estimates, operational activities and the expected impact of operational strategies.
Portfolio income
The recognition of income on expected recoveries is based on the constant effective interest rate established for a pool.
Changes in expected recoveries
Changes in expected recoveries consist of differences between actual and expected recoveries for the reporting period, as well as the net present value of increases or decreases in ERC at the constant effective interest rates of the respective pools.
Buybacks and third-party fees
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
Fee income recognition
The Company recognizes revenue from its class action claims recovery services when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the amount is fixed or determinable, and collectability is reasonably assured. This revenue is included within Other revenue in the Company's Consolidated Income Statements.
Property and equipment
Property and equipment, including improvements that significantly add to the productive capacity or extend useful life, are recorded at cost. Maintenance and repairs are expensed as incurred. Property and equipment are depreciated over their useful lives using the straight-line method, as follows:

Category	Estimated Useful Life
Software and computer equipment	Three to five years
Furniture and fixtures	Ten years
Equipment	Five years
Leasehold improvements	Remaining term of the lease
Building improvements	Ten to 39 years
When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the Company's Consolidated Income Statements. Impairment is assessed periodically when events or changes in circumstances indicate the carrying value of property and equipment may not be fully recoverable.
Goodwill
Goodwill is not amortized, but rather, is reviewed for impairment annually or more frequently if indicators of potential impairment exist. The Company performs its annual assessment of goodwill as of October 1. The Company may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the fair value of the reporting unit is determined. An impairment loss is recorded for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the respective reporting unit.
Income taxes
The provision for income taxes is estimated using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled. The Company has elected to treat U.S. taxes due in relation to Global Intangible Low-Taxed Income ("GILTI") as a current period expense when incurred.
The Company recognizes the financial statement benefit of an uncertain tax position if it is more-likely-than-not to be sustained based on the technical merits in the event of challenges by the relevant taxing authorities. The amount of benefit to recognize in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company exercises significant judgment in making these determinations. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense when the more likely than not standards are not met. While actual results could vary, the Company believes it has made adequate tax accruals with respect to the ultimate outcome of such tax matters.
A valuation allowance for deferred tax assets is recorded and charged to earnings if it is determined that it is more-likely-than-not that the deferred tax asset will not be realized. The need for a valuation allowance is determined on a jurisdiction-by-jurisdiction basis.
Leases
The Company recognizes a liability for future lease payments and a right-of-use ("ROU") asset, representing its right to use the underlying asset for the lease term, in the Consolidated Balance Sheets.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The Company's operating lease portfolio primarily includes corporate offices and call centers. Its leases have remaining lease terms from one to 11 years, some of which include options to extend the leases, the longest of which is for up to five years; while others include options to terminate the leases in accordance with specified notice periods. Exercises of lease renewal options are typically at the Company's sole discretion, with renewal periods included in ROU assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options and/or not exercising the termination options. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately, and the Company elected not to apply the lease recognition requirements to short-term leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Since most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
Share-based compensation
Compensation expense associated with share equity awards is recognized in the Consolidated Income Statements. The Company determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. The Company has certain share awards that include market conditions that affect the value upon vesting. The fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. The Company estimates a forfeiture rate for most equity share grants based on historical experience. Time-based equity share awards generally vest between one and three years from the grant date and are expensed on a straight-line basis over the vesting period. Equity share awards that contain a performance metric are expensed over the requisite service period, which is generally three years, in accordance with the performance level achieved in each reporting period. Refer to Note 11 for additional information.
Earnings per share
Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS is computed using the same components as basic EPS, with the denominator adjusted for the dilutive effect of the conversion spread of the Convertible Notes and nonvested share awards, if dilutive. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. The dilutive effect of nonvested shares is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period.
Derivatives
The Company periodically enters into derivative financial instruments, typically interest rate swaps and foreign currency contracts, to reduce its exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates.
As part of its use of derivatives, the Company enters into netting agreements, including International Swap Dealers Association Agreements, which, in general, provide for the offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The agreements also provide that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions and to report derivative asset and liability positions on a gross basis in the accompanying Consolidated Balance Sheets. The Company does not utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed, nor does it enter into or hold derivatives for trading or speculative purposes.
All of the Company's outstanding derivative financial instruments are recognized in the Consolidated Balance Sheets at their fair values. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, hedge designation and effectiveness in offsetting changes in the fair values of the exposures they are hedging.
Under the cash flow hedge accounting model, changes in the fair values of instruments used to reduce or eliminate fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of Accumulated other comprehensive loss. Amounts in Accumulated other comprehensive loss are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable, with those gains and losses recorded in the same financial statement line-item as the hedged item/forecasted transaction. Changes in the fair values of derivative financial instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported in earnings. Cash flows from the settlement of derivatives, including those designated in hedge accounting relationships and derivatives used for

PRA Group, Inc.
Notes to Consolidated Financial Statements
economic hedges, are reflected in the Consolidated Statements of Cash Flows in the same categories as the cash flows of the hedged item.
For derivative financial instruments accounted for as hedging instruments, at inception, the Company formally designates and documents the derivative as hedging a specific underlying exposure, the risk management objective and the manner in which effectiveness of the hedge will be assessed. The Company assesses, both at inception and at each reporting period thereafter, whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value or cash flows of the hedged items. The Company discontinues the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. Refer to Note 8 for additional information.
Use of estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include those related to the:
•timing and amount of future cash collections of the Company's finance receivables portfolios;
•determination of fair value of a reporting unit as part of testing goodwill for impairment; and
•interpretation of the tax laws required to calculate the Company's income tax-related balances, including evaluations of uncertain tax positions and the realizability of deferred tax assets.
Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur within one year.
Loss contingencies
The Company is subject to legal proceedings, lawsuits and other claims. The Company recognizes a liability for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company expenses the related legal costs as they are incurred. Refer to Note 14 for additional information.
Estimated fair value of financial instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosure of the estimated fair values of financial instruments often requires the use of estimates. The Company considers different levels of inputs in determining fair value. Refer to Note 9 for additional information.
Segment reporting
The Company has determined that it has a single operating and reportable segment, Accounts Receivable Management ("ARM"), which applies the same accounting policies as those described herein. The Company is managed on a consolidated basis by its CEO, who is also the Company's chief operating decision maker ("CODM").
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU for the year ended December 31, 2024, and applied it retrospectively to all prior periods presented. Refer to Note 15 for additional information.
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024, and may be adopted on a

PRA Group, Inc.
Notes to Consolidated Financial Statements
prospective or retrospective basis, with early adoption permitted. The Company does not expect that adoption of this ASU will materially impact its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). Subsequently, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company does not expect that adoption of this ASU will materially impact its consolidated financial statements.
2. Finance Receivables, net:
Finance receivables, net consisted of the following as of December 31, 2024 and 2023 (amounts in thousands):

	2024	2023
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,140,742	3,656,598
Balance as of end of year	$4,140,742	$3,656,598
Changes in Finance receivables, net by portfolio type for the years ended December 31, 2024 and 2023 were as follows (amounts in thousands):

	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of year	$3,295,214	$361,384	$3,656,598	$2,936,207	$358,801	$3,295,008
Initial negative allowance for expected recoveries on current year purchases (1)	1,295,467	112,367	1,407,834	1,017,609	136,474	1,154,083
Recoveries collected and applied to Finance receivables, net (2)	(871,528)	(156,368)	(1,027,896)	(758,547)	(158,478)	(917,025)
Changes in expected recoveries (3)	223,177	17,691	240,868	13,898	15,236	29,134
Foreign currency translation adjustment	(132,607)	(4,055)	(136,662)	86,047	9,351	95,398
Balance as of end of year	$3,809,723	$331,019	$4,140,742	$3,295,214	$361,384	$3,656,598
(1) Initial negative allowance for expected recoveries on current year purchases
The initial negative allowance for expected recoveries on current year purchases for the years ended December 31, 2024 and 2023 was as follows (amounts in thousands):

	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(8,217,658)	$(399,396)	$(8,617,054)	$(5,776,760)	$(559,459)	$(6,336,219)
Writeoffs, net	8,217,658	399,396	8,617,054	5,776,760	559,459	6,336,219
Expected recoveries	1,295,467	112,367	1,407,834	1,017,609	136,474	1,154,083
Initial negative allowance for expected recoveries on current year purchases	$1,295,467	$112,367	$1,407,834	$1,017,609	$136,474	$1,154,083
The purchase price on current year purchases for the years ended December 31, 2024 and 2023 was as follows (amounts in thousands):

	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$10,789,514	$565,928	$11,355,442	$7,637,744	$747,192	$8,384,936
Noncredit discount	(1,276,389)	(54,165)	(1,330,554)	(843,375)	(51,259)	(894,634)
Allowance for credit losses at acquisition	(8,217,658)	(399,396)	(8,617,054)	(5,776,760)	(559,459)	(6,336,219)
Purchase price	$1,295,467	$112,367	$1,407,834	$1,017,609	$136,474	$1,154,083

PRA Group, Inc.
Notes to Consolidated Financial Statements
(2) Recoveries collected and applied to Finance receivables, net
Recoveries collected and applied to Finance receivables, net for the years ended December 31, 2024 and 2023 was as follows (amounts in thousands):

	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$1,681,453	$203,631	$1,885,084	$1,474,009	$200,144	$1,674,153
Amounts reclassified to Portfolio income (b)	(809,925)	(47,263)	(857,188)	(715,462)	(41,666)	(757,128)
Recoveries collected and applied to Finance receivables, net	$871,528	$156,368	$1,027,896	$758,547	$158,478	$917,025
(a)Includes cash collections, buybacks and other cash-based adjustments.
(b)Reclassifications from Finance Receivables, net to Portfolio income based on the effective interest rate of the underlying account pools.
(3) Changes in expected recoveries
Changes in expected recoveries for the years ended December 31, 2024 and 2023 were as follows (amounts in thousands):

	2024			2023
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$138,476	$17,659	$156,135	$48,292	$16,840	$65,132
Changes in expected future recoveries	84,701	32	84,733	(34,394)	(1,604)	(35,998)
Changes in expected recoveries	$223,177	$17,691	$240,868	$13,898	$15,236	$29,134
Changes in expected recoveries for the year ended December 31, 2024 were a net positive $240.9 million, which included $156.1 million in recoveries collected in excess of forecast (cash collections overperformance), due to collections performance in both Europe and the U.S. Changes in expected future recoveries for the year ended December 31, 2024 were $84.7 million, largely due to the impact of increases to the Company's collections forecasts on its pre-2021 U.S. Core pools and certain pools in Europe. These increases were partially offset by the impact of timing related adjustments on the more recent U.S. Core pools and decreased forecasts and timing-related adjustments on certain other pools in Europe.
Changes in expected recoveries for the year ended December 31, 2023 were a net positive $29.1 million. This was comprised of $65.1 million in recoveries collected in excess of forecast (cash collections overperformance), due in large part to collections performance in Europe, and a $36.0 million negative adjustment to changes in expected future recoveries, primarily due to adjustments made in certain U.S. pools.
3. Investments:
Investments consisted of the following as of December 31, 2024 and 2023 (amounts in thousands):

	2024	2023
Debt securities
Available-for-sale	$55,762	$59,470
Equity securities
Private equity funds	1,848	2,451
Equity method investment	8,694	10,483
Total investments	$66,304	$72,404

PRA Group, Inc.
Notes to Consolidated Financial Statements
Debt Securities
Government securities: As of December 31, 2024, the Company's available-for-sale debt securities consisted of Swedish treasury securities maturing within one year. As of December 31, 2024 and 2023, the amortized cost and fair value of these investments were as follows (amounts in thousands):

	2024
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Available-for-sale
Government securities	$55,556	$206	$55,762

	2023
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Available-for-sale
Government securities	$59,404	$66	$59,470
Equity Method Investment
The Company has an 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing company for nonperforming loans in Brazil. On January 2, 2025, the Company exercised its right to sell its interest in RCB. Refer to Note 17 for additional information.
4. Goodwill:
The Company performs an annual review of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist. The Company performed its annual review of goodwill as of October 1, 2024, and concluded that goodwill was not impaired. Changes in goodwill for the years ended December 31, 2024 and 2023, were as follows (amounts in thousands):

	2024	2023
Balance as of beginning of year	$431,564	$435,921
Foreign currency translation	(35,207)	(4,357)
Balance as of end of year	$396,357	$431,564
5. Leases:
The components of lease expense for the years ended December 31, 2024 and 2023, were as follows (amounts in thousands):

	2024	2023
Operating lease expense	$10,126	$10,632
Short-term lease expense	2,318	2,007
Sublease income	(7)	(317)
Total lease expense	$12,437	$12,322
Supplemental cash flow information and non-cash activity related to leases for the years ended December 31, 2024 and 2023, were as follows (amounts in thousands):

	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$10,533	$11,514

ROU assets obtained in exchange for operating lease obligations (1)	$(5,132)	$1,060
(1)Includes the impact of new leases as well as remeasurements and modifications of existing leases.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Lease term and discount rate information related to operating leases were as follows:

	2024	2023
Weighted-average remaining lease term (years)	6.6	7.4

Weighted-average discount rate	4.7%	4.7%
Maturities of lease liabilities as of December 31, 2024, were as follows for the years ending December 31, (amounts in thousands):

Operating Leases
2025	$9,192
2026	7,352
2027	4,710
2028	4,712
2029	4,424
Thereafter	12,242
Total lease payments	42,632
Less: imputed interest	(6,195)
Total present value of lease liabilities	$36,437
6. Property and Equipment, net:
Property and equipment, net consisted of the following as of December 31, 2024 and 2023 (amounts in thousands):

	2024	2023
Software	$66,515	$70,924
Computer equipment	18,165	21,771
Furniture and fixtures	14,422	16,814
Equipment	10,032	12,649
Leasehold improvements	18,076	18,711
Building and improvements	19,637	19,637
Land	1,407	1,407
Accumulated depreciation and impairment	(119,604)	(126,452)
Assets in process	848	989
Property and equipment, net	$29,498	$36,450
Depreciation expense related to property and equipment for the years ended December 31, 2024, 2023 and 2022 was $10.6 million, $13.1 million and $14.9 million, respectively. During the year ended December 31, 2023, the Company recorded an impairment charge of $5.2 million related to Building and improvements. Refer to Note 9 for additional information.

PRA Group, Inc.
Notes to Consolidated Financial Statements
7. Borrowings:
Borrowings consisted of the following as of December 31, 2024 and 2023 (amounts in thousands):

	2024	2023
North American revolving credit facility	$519,519	$396,303
United Kingdom revolving credit facility	494,185	502,847
European revolving credit facility	555,726	538,565
North American term loan	470,111	442,500
Credit facility borrowings	2,039,541	1,880,215
Senior Notes due 2025 (the "2025 Notes")	—	298,000
Senior Notes due 2028 (the "2028 Notes")	398,000	398,000
Senior Notes due 2029 (the "2029 Notes")	350,000	350,000
Senior Notes due 2030 (the "2030 Notes")	550,000	—
Senior notes	1,298,000	1,046,000
Credit facility borrowings and senior notes	3,337,541	2,926,215
Unamortized debt premium and issuance costs, net	(10,920)	(11,945)
Total	$3,326,621	$2,914,270
The following principal payments are due on the Company's borrowings as of December 31, 2024, for the years ending December 31, (amounts in thousands):

2025	$10,000
2026	10,000
2027	565,726
2028	408,000
2029	1,793,815
Thereafter	550,000
Total	$3,337,541
The Company was in compliance with the covenants of its financing arrangements as of December 31, 2024.
North American revolving credit facility and term loan
On October 28, 2024, the Company entered into the second amendment of its North American revolving credit facility and term loan to, among other things, extend the maturity date from July 30, 2026 to October 28, 2029, increase the aggregate revolving and term loan commitments by $40.1 million to $1.548 billion, reduce the U.S. domestic revolving credit facility from $1.0 billion to $950.0 million, increase the Canadian revolving credit facility from $75.0 million to $125.0 million, increase the term loan from $432.5 million to $472.6 million and modify certain financial covenants.
The total credit facility includes an aggregate principal amount of $1.545 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $470.1 million term loan, (ii) a $950.0 million domestic revolving credit facility, and (iii) a $125.0 million Canadian revolving credit facility. The facility includes an accordion feature allowing for up to $500.0 million in potential additional commitments and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce the amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate, Canadian prime pate, Canadian Overnight Repo Rate Average ("CORRA") or Secured Overnight Financing Rate ("SOFR"), for the applicable term. All borrowings incur an additional facility margin of 2.25%, or 2.00% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0. The revolving loans within the credit facilities are subject to a 0% floor, or, for Canadian prime rate loans, a 1.00% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0, payable quarterly in arrears. The facility matures on October 28, 2029, and as of December 31, 2024, total availability was $555.5 million, comprised of $278.5 million based on current ERC and subject to debt covenants, and $277.0 million of additional availability subject to borrowing base and debt covenants, including advance rates.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Borrowings under the facility are guaranteed by the Company's U.S. and Canadian subsidiaries (provided that the Canadian subsidiaries only guarantee borrowings under the Canadian revolving credit facility) and are secured by a first priority lien on substantially all of the Company's assets. The facility contains events of default and restrictive covenants, including the following:
•the ERC borrowing base is 35% for all eligible Core asset pools and 55% for all Insolvency eligible asset pools;
•the Company's consolidated total leverage ratio cannot exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio cannot exceed 2.50 to 1.0 as of the end of any fiscal quarter;
•subject to no default or event of default, cash dividends and distributions during any fiscal year cannot exceed $50.0 million; and
•the Company's consolidated fixed charge coverage ratio cannot be less than 2.00 to 1.0.
As of December 31, 2024 and 2023, the outstanding balance and weighted average interest rate by type of borrowing under the facility were as follows (dollar amounts in thousands):

	2024		2023
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Term loan	$470,111	6.55%	$442,500	7.67%
Revolving credit facility	519,519	6.48	396,303	7.67
United Kingdom ("UK") revolving credit facility
On October 30, 2024, the Company entered into an amendment of its UK revolving credit facility to, among other things, extend the maturity date from July 30, 2026 to October 30, 2029, decrease the revolving credit facility from $800.0 million to $725.0 million and modify certain financial covenants to more closely conform to the North American revolving credit facility.
The UK revolving credit facility consists of a $725.0 million revolving credit facility (subject to a borrowing base), and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions. Borrowings, which are available in U.S. dollars, euro and pounds sterling, accrue interest for the applicable term at either the base rate, SOFR, Sterling Overnight Index Average ("SONIA") or, in the case of euro borrowings, the Euro Interbank Offered Rate ("Euribor") plus an applicable margin of 2.75% per annum or, if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0, an applicable margin of 2.50% per annum. SONIA borrowings carry an additional 0.10% credit adjustment spread, while SOFR and Euribor borrowings carry no additional spread. The facility also has a commitment fee of 0.30% per annum, payable quarterly in arrears. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the commitment fee increases to 0.35% per annum. The facility matures on October 30, 2029, and as of December 31, 2024, total availability was $230.8 million, comprised of $90.0 million based on current ERC and subject to debt covenants, and $140.8 million of additional availability subject to borrowing base and debt covenants, including advance rates.
The facility is secured by substantially all of the assets of PRA Group UK Limited ("PRA UK"), all of the equity interests in PRA UK and certain equity interests of PRA Group Europe Holding I S.à r.l. ("PRA Group Europe"), certain bank accounts of PRA Group Europe and certain intercompany loans extended by PRA Group Europe to PRA UK. The facility contains events of default and restrictive covenants, including the following:
•the borrowing base equals the sum of up to: (i) 35% of the ERC of PRA UK’s eligible asset pools; plus (ii) 55% of PRA UK’s Insolvency eligible asset pools; minus (iii) certain reserves to be established by the Administrative Agent;
•the Company's consolidated leverage ratio cannot exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio cannot exceed 2.50 to 1.0 as of the end of any fiscal quarter; and
•the Company's consolidated fixed charge coverage ratio cannot be less than 2.00 to 1.0.
As of December 31, 2024 and 2023, the outstanding balance and weighted average interest rate under the facility were as follows (dollar amounts in thousands):

	2024		2023
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Revolving credit facility	$494,185	7.57%	$502,847	7.80%

PRA Group, Inc.
Notes to Consolidated Financial Statements
European revolving credit facility
On October 28, 2024, the Company entered into an amendment of its European revolving credit facility to modify certain financial covenants to more closely conform to the North American and UK revolving credit facilities.
The European revolving credit facility provides revolving borrowings for an aggregate amount of approximately €730.0 million (subject to the borrowing base) and an uncommitted accordion feature for up to €500.0 million, subject to certain conditions. Borrowings, which are available in euro, Norwegian krone, Danish krone, Swedish krona and Polish zloty, accrue interest at the Interbank Offered Rate plus 2.80% - 3.80% (as determined by the estimated remaining collections ratio ("ERC Ratio") as defined in the agreement), bear an unused line fee, currently 1.120% per annum, or 35% of the margin, are subject to a 0% floor, and are payable monthly in arrears. Additionally, the Company has a separate agreement for an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at rates that can change daily, and bears a facility line fee of 0.125% per quarter, payable quarterly in arrears. The facility matures on November 23, 2027, and as of December 31, 2024, total availability (including the overdraft) was $240.0 million, comprised of $195.7 million based on current ERC and subject to debt covenants, and $44.3 million of additional availability subject to borrowing base and debt covenants, including advance rates.
The facility is secured by a first perfected security interest in all of the equity interests in certain operating subsidiaries of the named borrowers under the facility, certain intercompany loans and certain shareholder loans extended by the Company to those borrowers. Further, the Company guarantees all obligations and liabilities under the facility. The facility contains event of default and restrictive covenants including the following:
•the ERC Ratio of the borrowers under the facility cannot exceed 45%;
•the Company's consolidated total leverage ratio cannot exceed 3.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated senior secured leverage ratio cannot exceed 2.50 to 1.0 as of the end of any fiscal quarter;
•the Company's consolidated fixed charge coverage ratio cannot be less than 2.00 to 1.0;
•interest bearing deposits in AK Nordic AB cannot exceed SEK2.2 billion; and
•the Borrowers' cash collections must meet certain thresholds, measured on a quarterly basis.
As of December 31, 2024 and 2023, the outstanding balance and weighted average interest rate under the facility were as follows (dollar amounts in thousands):

	2024		2023
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Revolving credit facility	$555,726	7.68%	$538,565	8.05%
2030 Notes
On May 20, 2024, the Company completed the private offering of $400.0 million in aggregate principal amount of its 8.875% senior notes due January 31, 2030. The related indenture contains customary terms and covenants, including certain events of default after which the notes may be due and payable immediately. The notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American revolving credit facility, subject to certain exceptions. Interest on the notes is payable semi-annually, in arrears, on January 31 and July 31 of each year.
On November 25, 2024, the Company completed the private offering of an additional $150.0 million in aggregate principal amount of 2030 Notes at a price of 103.625% of their principal amount. The additional notes are the same class and series as, and are otherwise identical to, the previously issued 2030 Notes other than with respect to the date of issuance and issue price.
Before June 1, 2026, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus the applicable "make whole" premium. On or before June 1, 2026, the Company may redeem up to 40% of the aggregate principal amount of the notes at a redemption price of 108.875% plus accrued and unpaid interest with the net cash proceeds of a public offering of common stock of the Company provided, that at least 60% in aggregate principal amount of the notes remains outstanding immediately after the occurrence of such redemption and that such redemption will occur within 90 days of the date of the closing of such public offering.

PRA Group, Inc.
Notes to Consolidated Financial Statements
In addition, on or after June 1, 2026, the Company may redeem the notes, in whole or in part, at a price equal to 104.438% of the aggregate principal amount of the notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning June 1 of each year to 102.219% for 2027 and then 100% for 2028 and thereafter.
In the event of a change of control, each holder will have the right to require the Company to repurchase all or any part of such holder's notes at an offer price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the notes at 100% of their principal amount plus accrued and unpaid interest.
2029 Notes
On September 22, 2021, the Company completed the private offering of $350.0 million in aggregate principal amount of its 5.00% senior notes due October 1, 2029. The related indenture contains customary terms and covenants, including certain events of default after which the notes may be due and payable immediately. The notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American revolving credit facility, subject to certain exceptions. Interest on the notes is payable semi-annually, in arrears, on October 1 and April 1 of each year.
The notes may be redeemed, at the Company's option, in whole or in part at a price equal to 102.50% of the aggregate principal amount of the notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning October 1 of each year to 101.25% for 2025 and then 100% for 2026 and thereafter.
In the event of a change of control, each holder will have the right to require the Company to repurchase all or any part of such holder's notes at an offer price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the notes at 100% of their principal amount plus accrued and unpaid interest.
2028 Notes
On February 6, 2023, the Company completed the private offering of $400.0 million in aggregate principal amount of its 8.375% senior notes due February 1, 2028. The related indenture contains customary terms and covenants, including certain events of default after which the notes may be due and payable immediately. The notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American revolving credit facility, subject to certain exceptions. Interest on the notes is payable semi-annually, in arrears, on February 1 and August 1 of each year.
The notes may be redeemed at the Company's option in whole or in part at a price equal to 104.188% of the aggregate principal amount of the notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning February 1 of each year to 102.094% for 2026 and then 100% for 2027 and thereafter.
In the event of a change of control, each holder will have the right to require the Company to repurchase all or any part of such holder's notes at an offer price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the notes at 100% of their principal amount plus accrued and unpaid interest.
2025 Notes
On September 3, 2024, using funds obtained primarily from the North American revolving credit facility, the Company repaid the 2025 Notes in full by redeeming $298.0 million in aggregate principal amount at par value.
Convertible Senior Notes due 2023
The Company used substantially all of the net proceeds from the issuance of the 2028 Notes to retire the $345.0 million aggregate principal amount of its 3.50% convertible senior notes at their maturity on June 1, 2023. Interest expense on the notes was recognized using an effective interest rate of 4.00%. For the year ended December 31, 2024, no interest expense was recognized. For the years ended December 31, 2023 and 2022, total interest expense on the notes was $5.8 million and $13.8 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Interest expense, net
The Company incurs interest expense on its borrowings, interest-bearing deposits and interest rate derivatives. The Company earns interest income on certain of its cash and cash equivalents, restricted cash and its interest rate derivatives. Interest expense, net was as follows for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	2024	2023	2022
Interest expense	$238,568	$194,667	$132,905
Interest income	(9,301)	(12,943)	(2,228)
Interest expense, net	$229,267	$181,724	$130,677
8. Derivatives:
The Company has entered into interest rate swaps and foreign currency contracts to reduce its exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. The following table summarizes the fair value of derivative financial instruments as of December 31, 2024 and 2023 (amounts in thousands):

	2024		2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$8,514	Other assets	$21,770
Interest rate contracts	Other liabilities	4,797	Other liabilities	11,627
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other assets	2,209	Other assets	1,007
Foreign currency contracts	Other liabilities	166	Other liabilities	8,776
Derivatives designated as hedging instruments:
Changes in the fair value of derivative contracts designated as cash flow hedging instruments are recognized in OCI. As of December 31, 2024 and 2023, the notional amount of interest rate contracts designated as cash flow hedging instruments was $800.7 million and $872.3 million, respectively. Derivatives designated as cash flow hedging instruments remained highly effective as of December 31, 2024, and have remaining terms from five months to five years. The Company estimates that approximately $4.6 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months.
The following tables summarize the effects of derivatives designated as cash flow hedging instruments for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	Gain recognized in OCI, net of tax
Hedging instrument	2024	2023	2022
Interest rate contracts	$12,039	$468	$32,650

	Gain/(loss) reclassified from OCI into income
Income statement account	2024	2023	2022
Interest expense, net	$21,790	$23,158	$(976)
Derivatives Not Designated as Hedging Instruments:
The Company enters into foreign currency contracts to economically hedge foreign currency remeasurement exposure related to certain balances denominated in currencies other than the functional currency of the Company or its international subsidiaries. Changes in fair value of derivative contracts not designated as hedging instruments are recognized in earnings. As of December 31, 2024 and 2023, the notional amount of foreign currency contracts was $376.4 million and $368.5 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the effects of derivatives not designated as hedging instruments for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

		Gain/(loss) recognized in income
Derivatives not designated as hedging instruments	Income Statement location	2024	2023	2022
Foreign currency contracts	Foreign exchange gain/(loss), net	$5,069	$(10,330)	$38,808
Foreign currency contracts	Interest expense, net	549	1,603	(364)
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
Financial instruments not carried at fair value
As of December 31, 2024 and 2023, the carrying amount and estimated fair value of financial instruments not carried at fair value were as follows (amounts in thousands):

	2024		2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$105,938	$105,938	$112,528	$112,528
Finance receivables, net	4,140,742	3,523,949	3,656,598	3,167,798
Financial liabilities:
Interest-bearing deposits	163,406	163,406	115,589	115,589
Revolving credit facilities	1,569,430	1,569,430	1,437,715	1,437,715
Term loan (1)	470,111	470,111	442,500	442,500
Senior notes (1)	1,298,000	1,301,244	1,046,000	964,907
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
Revolving credit facilities: Carrying amount approximates fair value due to the short-term nature of the interest rate periods and the observable quoted prices for similar instruments in active markets. Accordingly, the Company uses Level 2 inputs for its fair value estimate.
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
Financial instruments carried at fair value
As of December 31, 2024 and 2023, financial instruments measured at fair value on a recurring basis were as follows (amounts in thousands):

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$55,762	$—	$—	$55,762
Derivative contracts (recorded in Other assets)	—	10,723	—	10,723
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	4,963	—	4,963

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Government securities	$59,470	$—	$—	$59,470
Derivative contracts (recorded in Other assets)	—	22,777	—	22,777
Liabilities:
Derivative contracts (recorded in Other liabilities)	—	20,403	—	20,403
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

PRA Group, Inc.
Notes to Consolidated Financial Statements
10. Accumulated Other Comprehensive Loss:
Reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2024 and 2023, were as follows (amounts in thousands):

Gain on cash flow hedges	Income Statement account	2024	2023
Interest rate swaps	Interest expense, net	$21,790	$23,158
Income tax effect of item above (1)	Income tax expense/(benefit)	(5,265)	(1,483)
Total gain on cash flow hedges		$16,525	$21,675
(1)Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.
Changes in Accumulated other comprehensive loss by component, after tax, for the years ended December 31, 2024, 2023 and 2022 were as follows (amounts in thousands):

	Debt Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss [1]
Balance as of December 31, 2021	$(221)	$(5,371)	$(261,317)	$(266,909)
Other comprehensive gain/(loss) before reclassifications	(16)	32,650	(114,176)	(81,542)
Reclassifications, net	—	525	—	525
Net current period other comprehensive gain/(loss)	(16)	33,175	(114,176)	(81,017)
Balance as of December 31, 2022	$(237)	$27,804	$(375,493)	$(347,926)
Other comprehensive gain before reclassifications	302	468	38,932	39,702
Reclassifications, net	—	(21,675)	—	(21,675)
Net current period other comprehensive gain/(loss)	302	(21,207)	38,932	18,027
Balance as of December 31, 2023	$65	$6,597	$(336,561)	$(329,899)
Other comprehensive gain/(loss) before reclassifications	140	12,039	(109,149)	(96,970)
Reclassifications, net	—	(16,525)	—	(16,525)
Net current period other comprehensive gain/(loss)	140	(4,486)	(109,149)	(113,495)
Balance as of December 31, 2024	$205	$2,111	$(445,710)	$(443,394)
(1)Net of deferred taxes for unrealized gains from cash flow hedges of $(0.7) million, $(2.2) million and $(9.2) million for the years ended December 31, 2024, 2023 and 2022, respectively.
11. Share-Based Compensation:
The Company has a stockholder approved Omnibus Incentive Plan (the "Plan") that is intended to assist the Company in attracting and retaining selected individuals to serve as employees and directors who are expected to contribute to the Company's success and achievement of long-term objectives that will benefit the Company's stockholders. The Plan enables the Company to award shares of the Company's common stock to select employees and directors. As of December 31, 2024, there were approximately 2.9 million shares available to be awarded under the Plan.
Total share-based compensation expense was $13.5 million, $11.1 million and $13.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company recognizes all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. The total tax benefit/(deficiency) realized from share-based compensation was $(3.2) million, $(1.6) million and $6.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Nonvested shares
As of December 31, 2024, total future compensation expense related to nonvested share grants to individual employees and directors (not including nonvested shares granted under the Long-Term Incentive ("LTI") program discussed below), is estimated to be $13.1 million, with a weighted average remaining life of two years. For most of these grants, the Company assumed a 5.0% forfeiture rate, ratable vesting over one to three years and expense recognition over the vesting period.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The following table summarizes nonvested share activity, excluding those issued pursuant to the LTI program, from December 31, 2021 through December 31, 2024 (amounts in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
Balance as of December 31, 2021	510	$36.76
Granted	351	41.64
Vested	(269)	35.41
Forfeited	(36)	40.85
Balance as of December 31, 2022	556	40.23
Granted	482	32.90
Vested	(278)	40.14
Forfeited	(208)	41.08
Balance as of December 31, 2023	552	33.55
Granted	567	24.48
Vested	(338)	31.21
Forfeited	(43)	27.47
Balance as of December 31, 2024	738	$28.00
The total grant date fair value of shares vested during the years ended December 31, 2024, 2023 and 2022, excluding those granted under the LTI program, was $10.5 million, $11.2 million and $9.5 million, respectively.
Long-term incentive program
Pursuant to the Plan, the Compensation Committee may grant time-vested and performance-based share awards. All shares granted under the LTI program were granted to key employees of the Company.
The following table summarizes LTI share activity from December 31, 2021 through December 31, 2024 (amounts in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
Balance as of December 31, 2021	407	$34.01
Granted at target level	127	44.90
Adjustments for actual performance	64	28.28
Vested	(222)	28.28
Forfeited	(21)	40.45
Balance as of December 31, 2022	355	40.07
Granted at target level	130	52.55
Adjustments for actual performance	17	39.04
Vested	(153)	39.47
Forfeited	(191)	46.58
Balance as of December 31, 2023	158	42.94
Granted at target level	230	28.78
Adjustments for actual performance	(32)	37.45
Vested	(38)	37.45
Forfeited	(2)	28.78
Balance as of December 31, 2024	316	$33.93
The total grant date fair value of LTI shares vested during the years ended December 31, 2024, 2023 and 2022, was $1.4 million, $6.0 million and $6.3 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024, total future compensation expense related to nonvested shares granted under the LTI program, assuming the current estimated performance levels are achieved, is estimated to be $5.3 million. The Company assumed a 5.0% forfeiture rate for these grants, and the remaining shares have a weighted average remaining life of two years as of December 31, 2024.
12. Earnings per Share:
The following table provides a reconciliation between basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands, except per share amounts):

	2024			2023			2022
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$70,601	39,382	$1.79	$(83,477)	39,177	$(2.13)	$117,147	39,638	$2.96
Dilutive effect of nonvested share awards	—	160	—	—	—	—	—	250	(0.02)
Diluted EPS	$70,601	39,542	$1.79	$(83,477)	39,177	$(2.13)	$117,147	39,888	$2.94
13. Income Taxes:
Income tax expense/(benefit) for the years ended December 31, 2024, 2023 and 2022 was as follows (amounts in thousands):

	Federal	State	International	Total
2024
Current tax expense/(benefit)	$(2,169)	$210	$25,129	$23,170
Deferred tax expense/(benefit)	6,250	177	(8,565)	(2,138)
Total income tax expense	$4,081	$387	$16,564	$21,032

2023
Current tax expense	$160	$1,697	$17,953	$19,810
Deferred tax benefit	(25,921)	(7,956)	(2,066)	(35,943)
Total income tax expense/(benefit)	$(25,761)	$(6,259)	$15,887	$(16,133)

2022
Current tax expense	$8,797	$385	$26,998	$36,180
Deferred tax expense/(benefit)	(2,848)	(386)	3,841	607
Total income tax expense/(benefit)	$5,949	$(1)	$30,839	$36,787
The following table provides a reconciliation of the Company's expected tax expense/(benefit) at the U.S. statutory federal tax rate to actual tax expense/(benefit) for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	2024	2023	2022
Income tax expense/(benefit) at the statutory federal rate	$23,017	$(17,406)	$32,505
State tax expense/(benefit), net of federal tax benefit	387	(4,886)	(18)
Tax impact on international earnings, excluding uncertain tax positions	(2,630)	2,058	1,175
Nondeductible legal settlement expenses	—	3,017	—
Nondeductible compensation	1,181	117	3,025
Other	(923)	967	100
Total income tax expense/(benefit)	$21,032	$(16,133)	$36,787
Effective tax rate	19.2%	19.5%	23.8%

PRA Group, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024 and 2023, the components of deferred tax assets and liabilities were as follows (amounts in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carryforward	164,070	159,699
Employee compensation	$6,758	$6,044
Interest	6,626	11,959
Lease liability	6,087	8,615
Other	746	6,315
Valuation allowance	(52,418)	(70,245)
Total deferred tax asset	131,869	122,387
Deferred tax liabilities:
Finance receivable revenue recognition - domestic	(22,970)	(6,197)
Finance receivable revenue recognition - international	(22,116)	(31,538)
Deferred income	(11,625)	(8,230)
Intangible assets and goodwill	(6,983)	(6,053)
ROU asset	(5,314)	(7,775)
Foreign exchange - statutory	(4,540)	(4,951)
Total deferred tax liability	(73,548)	(64,744)
Net deferred tax asset	$58,321	$57,643
As of December 31, 2024, $49.9 million of the valuation allowance related to the Company's federal, state and foreign net operating loss carryforwards. The decrease in the valuation allowance from the prior year was primarily due to changes in future income expectations and audit settlements in 2024. The federal net operating loss carryforward has an indefinite carryforward period, while the state and foreign net operating losses generally have a five to 20 year carryforward period and will expire if not utilized.
As of December 31, 2024, the cumulative unremitted earnings of the Company's international subsidiaries were approximately $209.2 million. The Company intends for predominantly all international earnings to be indefinitely reinvested in its international operations; therefore, no deferred tax liabilities were recorded for such unremitted earnings. If international earnings were repatriated or deemed repatriated due to intercompany loans, the Company may need to accrue and pay taxes, although foreign tax credits and exemptions may be available to partially reduce or eliminate income and withholding taxes. Any deemed repatriations from intercompany loans would be expected to have little or no tax impact. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings.
Unrecognized tax benefits
Aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 were as follows (amounts in thousands):

	2024	2023	2022
Balance as of the beginning of year	$105,704	$101,703	$114,294
Increase related to tax positions taken during a prior year (1)	978	4,001	—
Decrease related to tax positions taken during a prior year (1)	—	—	(12,591)
Balance as of the end of year	$106,682	$105,704	$101,703
(1)Relates to international transactions and is primarily due to foreign exchange rate fluctuations.
As of December 31, 2024 and 2023, the total amount of after-tax unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $20.7 million and $20.5 million, respectively. As of December 31, 2024 and 2023, the Company had accrued for potential interest and penalties related to unrecognized tax benefits in the amounts of $4.8 million and $3.9 million, respectively.
The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Internal Revenue Service and other tax authorities routinely audit the Company's tax returns, and these audits can involve complex

PRA Group, Inc.
Notes to Consolidated Financial Statements
issues that may require an extended period of time to resolve. The Company records income tax liabilities based on estimates of the additional income taxes that may be due upon the conclusion of these audits. Due to the uncertain and complex application of income tax regulations, the ultimate resolution of such audits may result in liabilities that are materially different from those estimates, and the Company records additional income tax expense or income tax benefit in the period in which the matter is resolved.
As of December 31, 2024, tax years under examination in certain international jurisdictions include 2014 and subsequent years. The Company has received tax assessments from the Norwegian Tax Administration related to certain intercompany transactions that took place during the 2014 and 2015 tax years. The Company filed appeals for these assessments and believes that it is more-likely-than-not that its position will be sustained, and therefore, has not recorded tax liabilities in relation to these assessments.
The Company believes that it has sufficient accrued liabilities as of December 31, 2024 for its tax exposures and the related interest expense for all open tax years in each jurisdiction, however, it is reasonably possible that these accruals could increase or decrease during the next 12 months.
14. Commitments and Contingencies:
Forward flow agreements:
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from six to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and in some cases, the impact of foreign exchange rate fluctuations, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of December 31, 2024, the estimated minimum contractual purchase obligation under forward flow agreements was not significant.
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
The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. This determination is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company's best estimate of such losses for those cases for which such estimates can be made. The Company's estimate involves significant judgment, given the varying stages of the proceedings, the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the related uncertainty of the potential outcomes of these proceedings. In making determinations of the likely outcome of pending litigation, the Company considers many factors, including, but not limited to, the nature of the claim, the Company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative mechanisms, the matter's current status and the damages sought or demands made. Accordingly, the Company's estimate will change from time-to-time, and actual losses could exceed the current estimate.
The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at December 31, 2024, where the range of loss can be estimated, was not material.
In certain legal proceedings, the Company may have recourse to insurance or third-party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. Loss estimates and accruals for potential liability related to legal proceedings are typically exclusive of potential recoveries, if any, under the Company's insurance policies or third-party indemnities.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The matter described below falls outside of the normal parameters of the Company's routine legal proceedings.
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
Consumer Financial Protection Bureau ("CFPB") Investigation
In April 2023, Portfolio Recovery Associates, LLC ("LLC"), the Company’s wholly owned subsidiary, entered into an order with the CFPB settling a previously disclosed investigation of certain debt collection practices (the "2023 Order"). As of December 31, 2024, the Company was executing both its redress plan and compliance plan as required by the 2023 Order.
Iris Pounds v. Portfolio Recovery Associates, LLC
The plaintiff filed a putative class action on November 21, 2016, against the Company alleging violations of certain North Carolina statutes pertaining to debt collection practices. The Company executed a settlement agreement for this matter, which was pre-approved by the North Carolina General Court of Justice on January 12, 2024. As of December 31, 2024, the total amount of funds owed by the Company under the settlement agreement had been transferred to a third-party administrator.
Telephone Consumer Protection Act ("TCPA") Litigation
On January 25, 2017, the Company resolved the matter of In Re Portfolio Recovery Associates, LLC Telephone Consumer Protection Act Litigation, which consisted of a number of class actions and single plaintiff claims consolidated by order of the Panel for Multi-District Litigation ("MDL"). The MDL was closed on November 29, 2023, and the individual cases were remanded to their originating jurisdictions for dismissal of the TCPA claims and adjudication or resolution of any non-TCPA claims. As of December 31, 2024, the class action suits had been settled, and there were a small number of individual cases pending resolution.
15. Segments and Geographic Information:
The Company has determined that it is managed on a consolidated basis under a single operating segment; ARM, and accordingly, it has one reportable segment. The ARM segment is comprised of the Company's primary business, Debt Buying and Collection ("DBC"), which generates revenue through the purchase, collection and management of portfolios of nonperforming loans, and Claims Compensation Bureau, LLC ("CCB"), which generates revenue through the purchase of, and provision of fee-based services for, class action claims recoveries in the U.S. In previous years, DBC and CCB were determined to be separate operating segments and aggregated to form the ARM reportable segment. The change to a single operating segment in the current year was primarily due to organizational changes, including further integration of the Company's global operations.
The organization of the Company under a single reportable segment largely reflects the cross-geographic similarities between the Company's primary products and services and its core operational processes of purchasing portfolios of nonperforming loans and collecting on the accounts.
The CODM is the Company’s CEO, who assesses performance based on the Company's consolidated results prepared in accordance with GAAP. The CODM makes resource allocation decisions considering Net income/(loss) attributable to PRA Group, Inc. as reported in the Company’s Consolidated Income Statements. The CODM uses Net income/(loss) attributable to PRA Group, Inc. to review actual results in comparison with budgeted and forecasted results and in deciding how to allocate resources, which may include decisions about employees, properties, operational initiatives and financial and capital resources. Net income/(loss) attributable to PRA Group, Inc. is also used in the performance of peer analysis and as an input in determining management compensation.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Segment revenue, significant segment expenses and profit or loss
ARM segment revenue is presented in the Company's Consolidated Income Statements under Total revenues. Significant segment expenses regularly considered by the CODM are those segment expenses most directly related to the Company's revenue generating activities and are presented in the Company's Consolidated Income Statements, consisting of, Compensation and benefits, Legal collection fees, Legal collection costs, Agency fees, Professional and outside services and Communication. All other operating expenses appearing in the Consolidated Income Statements constitute other segment items. ARM segment profit or loss is presented in the Company's Consolidated Income Statements under Net Income/(loss) attributable to PRA Group, Inc.
Segment assets
ARM segment assets are presented in the Company's Consolidated Balance Sheets under Total assets.
Other significant segment items
Other significant segment items not presented in the Company's Consolidated Income Statements or Consolidated Balance Sheets for the years ended December 31, 2024, 2023 and 2022 were as follows (amounts in thousands):

	2024	2023	2022
Interest expense	$238,568	$194,667	$132,905
Interest income	9,301	12,943	2,228
Depreciation and amortization	10,792	13,376	15,243
Purchases of property and equipment, net	4,045	2,887	13,251
Equity method investment (year-end)	8,694	10,483	8,762
Revenues and long-lived assets by geographical location
Revenues for the years ended December 31, 2024, 2023 and 2022, and long-lived assets held as of December 31, 2024 and 2023, by geographic area in which the Company operates, were as follows (amounts in thousands):

	2024	2023	2022	2024	2023
	Revenues (2)			Long-Lived Assets (3)
United States	$593,928	$358,251	$520,747	$43,068	$58,452
United Kingdom	161,905	119,963	181,725	9,957	11,377
Brazil	103,933	95,556	36,412	10	3
Other (1)	254,758	228,784	227,640	8,636	12,495
Total	$1,114,524	$802,554	$966,524	$61,671	$82,327
(1)None of the countries included in Other comprise greater than 10% of the Company's consolidated revenues or long-lived assets.
(2)Based on the Company’s financial statement information used to produce the Company's general-purpose financial statements, it is impracticable to report further breakdowns of revenues from external customers.
(3)Long-lived assets are comprised of Property and equipment, net and ROU assets.
16. Retirement Plans:
The Company sponsors defined contribution plans, primarily in the U.S. and Europe. The U.S. plan is organized as a 401(k) plan under which all employees over 18 years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, after completing one month of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee's salary after six months of service. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to the Company's contributions was $7.5 million, $7.2 million and $7.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
17. Subsequent Event:
On January 2, 2025, the Company exercised its right to sell its remaining 11.7% interest in RCB. In addition to the required regulatory communications in Brazil, the necessary independent verifications required to finalize the sale are in progress and will require the approval of RCB’s shareholders. Considering the status of the pending contractual obligations, the Company expects completion of the sale will occur prior to June 30, 2025. There are uncertainties with respect to the timing and amount of proceeds the Company will receive, however, subject to any further price adjustments to the Brazilian Real-denominated proceeds and variability from foreign exchange rate fluctuations, considering currently available information, the Company expects it will record an estimated net after-tax gain of approximately $25.0 million upon completion of the sale.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment under this framework, management has determined that our internal control over financial reporting was effective as of December 31, 2024. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included herein.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PRA Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited PRA Group, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PRA Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated income statements, statements of comprehensive income, statements of changes in equity and statements of cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Richmond, Virginia
February 27, 2025

Item 9B. Other Information.
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the three months ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10, other than the information set forth in the next paragraph of this Item 10, is incorporated herein by reference to the sections labeled "Executive Officers," "Security Ownership," "Corporate Governance – Board Committees," "Proposal 1: Election of Directors" and "Corporate Governance – Code of Conduct," in our definitive Proxy Statement for use in connection with the Company's 2025 Annual Meeting of Stockholders (the "Proxy Statement").
We have an insider trading policy that governs the purchase, sale and other dispositions of our securities by our directors, officers, employees and other covered persons. We believe that our policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. In addition, with respect to the Company’s trading in its own securities, it is our policy to comply with federal securities laws and any other applicable rules or regulations. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm for the year ended December 31, 2024 is Ernst & Young LLP, Richmond, VA, Auditor Firm ID: 42.
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

4.4
Indenture dated as of February 6, 2023 among PRA Group, Inc., the domestic subsidiaries of PRA Group, Inc. party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed February 6, 2023 (File No. 000-50058)).

4.5
Indenture (including form of note), dated as of May 20, 2024, among PRA Group, Inc., the domestic subsidiaries of PRA Group, Inc. party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed May 20, 2024 (File No. 000-50058)).

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
10.8*
Employment Agreement dated December 1, 2023 between PRA Group, Inc. and Vikram A. Atal (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 7, 2023 (File No. 000-50058)).

10.9*	Form of Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 8, 2023 (File No. 000-50058)).
10.10*	PRA Group Inc. Executive Severance Plan (filed herewith).
10.11
Amendment dated March 25, 2024 to the European Credit Agreement dated November 23, 2022 by and among PRA Group Europe Holdings S.à r.l., and its Swiss Bank, PRA Group Europe Holding S.à r.l., Luxembourg, Zug Branch and DNB Bank ASA (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed May 8, 2024 (File No. 000-50058)).

10.12
Pledge of Debt Security and Receivables dated May 13, 2024 pursuant to the European Credit Agreement dated November 23, 2022 by and among PRA Group Europe Holding S.à r.l., and its Swiss Branch, PRA Group Europe Holding S.à r.l., Luxembourg, Zug Branch and DNB Bank ASA (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 7, 2024 (File No. 000-50058)).

10.13
Ninth Amendment to the Credit Agreement dated June 21, 2024 by and among PRA Group, Inc and PRA Group Canada Inc., the Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed August 7, 2024 (File No. 000-50058)).

10.14
Second Amended and Restated Credit Agreement dated October 28, 2024 to the Amended and Restated Credit Agreement dated May 5, 2017 by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto and Truist Bank as Administrative Agent (filed herewith).

10.15
Amendment Letter dated October 28, 2024 to the European Credit Agreement by and among PRA Group Europe Holdings S.à.r.l., and its Swiss Bank, PRA Group Europe Holding S.à r.l., Luxembourg, Zug Branch and DNB Bank ASA (filed herewith).

10.16
Deed of Amendment and Restatement dated October 30, 2024 to the UK Revolving Credit Agreement dated April 1, 2022 by and among PRA Group Europe Holding I S.à r.l., PRA Group (UK) Limited and PRA Group, Inc., as Guarantors, the Lenders party thereto, and MUFG Bank, LTD., acting through its London Branch, as Administrative Agent (filed herewith).

19.1	PRA Group, Inc. Insider Trading Policy (filed herewith)
21.1	Subsidiaries of PRA Group, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
24.1	Powers of Attorney (included on signature page) (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
97	PRA Group Inc. Executive Compensation Recovery (Clawback) Policy (Incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K filed February 29, 2024 (File No. 000-50058)).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

February 27, 2025	By:	/s/ Vikram A. Atal
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

February 27, 2025	By:	/s/ Vikram A. Atal
Vikram A. Atal
President, Chief Executive Officer and Director
(Principal Executive Officer)

February 27, 2025	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

February 27, 2025	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Director

February 27, 2025	By:	/s/ Adrian M. Butler
Adrian M. Butler
Director

February 27, 2025	By:	/s/ Marjorie M. Connelly
Marjorie M. Connelly
Director

February 27, 2025	By:	/s/ Jayne-Anne Gadhia
Jayne-Anne Gadhia
Director

February 27, 2025	By:	/s/ Glenn P. Marino
Glenn P. Marino
Director

February 27, 2025	By:	/s/ Geir L. Olsen
Geir L. Olsen
Director

February 27, 2025	By:	/s/ Brett L. Paschke
Brett L. Paschke
Director

February 27, 2025	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

February 27, 2025	By:	/s/ Peggy P. Turner
Peggy P. Turner
Director

February 27, 2025	By:	/s/ Lance L. Weaver
Lance L. Weaver
Director