Form 10-Q
period 2025-03-31
PRA GROUP INC
filed 2025-05-09
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
The number of shares of the registrant's common stock outstanding as of May 1, 2025 was 39,658,699.

PRA Group, Inc.
Form 10-Q for the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
March 31, 2025 and December 31, 2024
(In thousands)

	(unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$128,654	$105,938
Investments	70,155	66,304
Finance receivables, net	4,308,334	4,140,742
Income taxes receivable	23,456	19,559
Deferred tax assets, net	80,282	75,134
Right-of-use assets	27,166	32,173
Property and equipment, net	27,036	29,498
Goodwill	420,715	396,357
Other assets	62,271	65,450
Total assets	$5,148,069	$4,931,155
LIABILITIES AND EQUITY
Liabilities
Accrued expenses and accounts payable	$103,111	$141,211
Income taxes payable	29,346	28,584
Deferred tax liabilities, net	19,663	16,813
Lease liabilities	30,884	36,437
Interest-bearing deposits	187,717	163,406
Borrowings	3,466,075	3,326,621
Other liabilities	30,755	24,476
Total liabilities	3,867,551	3,737,548
Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 39,652 shares issued and outstanding as of March 31, 2025; 100,000 shares authorized, 39,510 shares issued and outstanding as of December 31, 2024	397	395
Additional paid-in capital	19,816	17,882
Retained earnings	1,563,808	1,560,149
Accumulated other comprehensive loss	(364,913)	(443,394)
Total stockholders' equity - PRA Group, Inc.	1,219,108	1,135,032
Noncontrolling interests	61,410	58,575
Total equity	1,280,518	1,193,607
Total liabilities and equity	$5,148,069	$4,931,155
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three Months Ended March 31, 2025 and 2024
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Portfolio income	$240,958	$202,056
Changes in expected recoveries	27,922	51,674
Total portfolio revenue	268,880	253,730
Other revenue	739	1,856
Total revenues	269,619	255,586

Operating expenses
Compensation and benefits	73,323	73,597
Legal collection costs	33,394	26,691
Legal collection fees	15,230	12,112
Agency fees	21,368	19,723
Professional and outside services	21,103	25,050
Communication	10,477	12,578
Rent and occupancy	3,480	4,144
Depreciation, amortization and impairment	3,769	2,720
Other operating expenses	12,898	12,575
Total operating expenses	195,042	189,190
Income from operations	74,577	66,396
Other income/(expense)
Interest expense, net	(60,970)	(52,278)
Foreign exchange (loss)/gain, net	(51)	227
Other	(180)	(206)
Income before income taxes	13,376	14,139
Income tax expense	4,312	2,386
Net income	9,064	11,753
Net income attributable to noncontrolling interests	5,405	8,278
Net income attributable to PRA Group, Inc.	$3,659	$3,475

Net income per common share attributable to PRA Group, Inc.
Basic	$0.09	$0.09
Diluted	$0.09	$0.09
Weighted average number of shares outstanding
Basic	39,549	39,274
Diluted	39,688	39,448
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2025 and 2024
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$9,064	$11,753
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	85,298	(48,191)
Cash flow hedges	(1,942)	2,808
Debt securities available-for-sale	(181)	46
Other comprehensive income/(loss)	83,175	(45,337)
Total comprehensive income/(loss)	92,239	(33,584)
Comprehensive income attributable to noncontrolling interests	10,099	6,059
Comprehensive income/(loss) attributable to PRA Group, Inc.	$82,140	$(39,643)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2025 and 2024
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of December 31, 2024	39,510	$395	$17,882	$1,560,149	$(443,394)	$58,575	$1,193,607
Components of comprehensive income, net of tax
Net income	—	—	—	3,659	—	5,405	9,064
Foreign currency translation adjustments	—	—	—	—	80,604	4,694	85,298
Cash flow hedges	—	—	—	—	(1,942)	—	(1,942)
Debt securities available-for-sale	—	—	—	—	(181)	—	(181)
Distributions to noncontrolling interests	—	—	—	—	—	(7,264)	(7,264)
Vesting of restricted stock	142	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,788	—	—	—	3,788
Employee stock relinquished for payment of taxes	—	—	(1,852)	—	—	—	(1,852)
Balance as of March 31, 2025	39,652	$397	$19,816	$1,563,808	$(364,913)	$61,410	$1,280,518

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of December 31, 2023	39,247	$392	$7,071	$1,489,548	$(329,899)	$72,264	$1,239,376
Components of comprehensive income, net of tax
Net income	—	—	—	3,475	—	8,278	11,753
Foreign currency translation adjustments	—	—	—	—	(45,973)	(2,218)	(48,191)
Cash flow hedges	—	—	—	—	2,808	—	2,808
Debt securities available-for-sale	—	—	—	—	46	—	46
Distributions to noncontrolling interests	—	—	—	—	—	(11,332)	(11,332)
Vesting of restricted stock	98	1	(1)	—	—	—	—
Share-based compensation expense	—	—	3,327	—	—	—	3,327
Employee stock relinquished for payment of taxes	—	—	(1,469)	—	—	—	(1,469)
Balance as of March 31, 2024	39,345	$393	$8,928	$1,493,023	$(373,018)	$66,992	$1,196,318

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,064	$11,753
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	3,788	3,327
Depreciation, amortization and impairment	3,769	2,720
Amortization of debt premium and issuance costs	1,901	2,200
Changes in expected recoveries	(27,922)	(51,674)
Deferred income taxes	786	(6,487)
Net unrealized foreign currency transaction gain	(5,480)	(9,689)
Other	1,291	406
Changes in operating assets and liabilities:
Other assets	956	1,216
Accrued expenses, accounts payable and other liabilities	(40,733)	(26,771)
Net cash used in operating activities	(52,580)	(72,999)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(900)	(495)
Purchases of nonperforming loan portfolios	(289,595)	(245,817)
Recoveries collected and applied to Finance receivables, net	265,118	251,660
Purchases of investments	(47,733)	(48,247)
Proceeds from sales and maturities of investments	48,725	58,110
Net cash (used in)/provided by investing activities	(24,385)	15,211
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	190,826	153,171
Principal payments on lines of credit	(99,923)	(86,435)
Principal payments on long-term debt	(2,500)	(5,000)
Payments of origination costs and fees	(878)	(117)
Tax withholdings related to share-based payments	(1,852)	(1,469)
Distributions to noncontrolling interests	(7,264)	(11,332)
Net increase in interest-bearing deposits	7,221	4,004
Net cash provided by financing activities	85,630	52,822
Effect of foreign exchange rates	14,216	861
Net increase/(decrease) in cash, cash equivalents and restricted cash	22,881	(4,105)
Cash, cash equivalents and restricted cash, beginning of period	107,431	113,692
Cash, cash equivalents and restricted cash, end of period	$130,312	$109,587

Supplemental disclosure of cash flow information
Cash paid for interest	$86,878	$76,677
Cash paid for income taxes	6,505	8,616
Reconciliation to Balance Sheet accounts
Cash and cash equivalents	$128,654	$108,100
Restricted cash included in Other assets	1,658	1,487
Cash, cash equivalents and restricted cash	$130,312	$109,587

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Business
As used herein, the terms "PRA Group," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
Nature of operations
PRA Group, Inc., a Delaware corporation headquartered in Norfolk, Virginia, is a global financial services company with operations in the Americas, Europe and Australia. The Company's primary business is the purchase, collection and management of portfolios of nonperforming loans. The Company also purchases and provides fee-based services for class action claims recoveries in the United States ("U.S.").
Basis of presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions for Quarterly Reports on Form 10-Q of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation have been included. The unaudited Consolidated Financial Statements include the accounts of PRA Group and other entities in which the Company has a controlling interest. All significant intercompany accounts and transactions have been eliminated.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosures. Realized results could differ from those estimates and assumptions. These unaudited Consolidated Financial Statements may not be indicative of future results and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
Prior period reclassifications
In the Consolidated Statements of Cash Flows, certain prior period amounts have been reclassified for consistency with the current period presentation.
Note 2. Finance Receivables, net
Finance receivables, net consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,308,334	4,140,742
Balance as of end of period	$4,308,334	$4,140,742
Changes in Finance receivables, net by portfolio type for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of period	$3,809,723	$331,019	$4,140,742	$3,295,214	$361,384	$3,656,598
Initial negative allowance for expected recoveries on current period purchases (1)	273,893	17,809	291,702	218,657	27,160	245,817
Recoveries collected and applied to Finance receivables, net (2)	(231,483)	(33,635)	(265,118)	(215,216)	(36,444)	(251,660)
Changes in expected recoveries (3)	26,325	1,597	27,922	49,564	2,110	51,674
Foreign currency translation adjustment	108,406	4,680	113,086	(50,127)	(2,107)	(52,234)
Balance as of end of period	$3,986,864	$321,470	$4,308,334	$3,298,092	$352,103	$3,650,195

(1) Initial negative allowance for expected recoveries on current period purchases
The initial negative allowance for expected recoveries on current period purchases for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,417,971)	$(73,592)	$(1,491,563)	$(1,258,589)	$(73,614)	$(1,332,203)
Writeoffs, net	1,417,971	73,592	1,491,563	1,258,589	73,614	1,332,203
Expected recoveries	273,893	17,809	291,702	218,657	27,160	245,817
Initial negative allowance for expected recoveries on current period purchases	$273,893	$17,809	$291,702	$218,657	$27,160	$245,817
The purchase price on current period purchases for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$1,966,064	$101,474	$2,067,538	$1,708,631	$114,216	$1,822,847
Noncredit discount	(274,200)	(10,073)	(284,273)	(231,385)	(13,442)	(244,827)
Allowance for credit losses at acquisition	(1,417,971)	(73,592)	(1,491,563)	(1,258,589)	(73,614)	(1,332,203)
Purchase price	$273,893	$17,809	$291,702	$218,657	$27,160	$245,817
(2) Recoveries collected and applied to Finance receivables, net
Recoveries collected and applied to Finance receivables, net for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$460,969	$45,107	$506,076	$406,313	$47,403	$453,716
Amounts reclassified to portfolio income (b)	(229,486)	(11,472)	(240,958)	(191,097)	(10,959)	(202,056)
Recoveries collected and applied to Finance receivables, net	$231,483	$33,635	$265,118	$215,216	$36,444	$251,660
(a)Includes cash collections, buybacks and other cash-based adjustments.
(b)Reclassifications from Finance receivables, net to Portfolio income based on the effective interest rate of the underlying account pools.
(3) Changes in expected recoveries
Changes in expected recoveries for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$14,290	$2,210	$16,500	$33,919	$1,919	$35,838
Changes in expected future recoveries	12,035	(613)	11,422	15,646	190	15,836
Changes in expected recoveries	$26,325	$1,597	$27,922	$49,565	$2,109	$51,674
Expected recoveries are calculated by applying discounted cash flow methodologies to estimated remaining collections ("ERC"), with income recognized over the estimated life of each pool at the constant effective interest rate. For additional information about these methodologies, refer to Note 1 to the Consolidated Financial Statements in the 2024 Form 10-K.

Changes in expected recoveries for the three months ended March 31, 2025 were $27.9 million, which included $16.5 million in recoveries collected in excess of forecast (cash collections overperformance) and $11.4 million in changes in expected future recoveries. Recoveries collected in excess of forecast were largely due to cash collections overperformance in Europe and Brazil, partially offset by underperformance in the Americas. Changes in expected future recoveries were primarily due to the impact of increases to the Company's collections forecasts on certain U.S. Core and European pools.
Changes in expected recoveries for the three months ended March 31, 2024 were $51.7 million. This increase was primarily due to $35.8 million in recoveries collected in excess of forecast (cash collections overperformance), due largely to collections performance in the U.S., driven by the impact of the Company's cash-generating initiatives and supplemented by tax refund seasonality, as well as collections performance in Brazil and Europe. The changes in expected future recoveries of $15.8 million reflect the Company's assessment of certain pools in Europe, Brazil and the U.S., resulting in increases to the expected cash flows.
Note 3. Investments
Investments consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Debt securities
Available-for-sale	$60,668	$55,762
Equity securities
Private equity funds	1,719	1,848
Equity method investment	7,768	8,694
Total investments	$70,155	$66,304
Debt securities
As of March 31, 2025, the Company's debt securities consisted of Swedish treasury securities maturing within one year. As of March 31, 2025 and December 31, 2024, the amortized cost and fair value of these investments were as follows (in thousands):

	March 31, 2025			December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Debt securities	$60,643	$25	$60,668	$55,556	$206	$55,762
Equity method investment
The Company's equity method investment consisted of its 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing company for nonperforming loans in Brazil. On January 2, 2025, the Company exercised its right to sell its interest in RCB. Refer to Note 14 for additional information.
Note 4. Goodwill
Changes in goodwill for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance as of beginning of period	$396,357	$431,564
Foreign currency translation	24,358	(19,718)
Balance as of end of period	$420,715	$411,846
The Company performs an annual review of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist. The Company performed a quarterly assessment by evaluating whether any triggering events had occurred as of March 31, 2025, which included consideration of market conditions, and determined that goodwill was not more-likely-than-not impaired.

Note 5. Borrowings
Borrowings consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
North American revolving credit facility (1)	$621,495	$519,519
North American term loan (2)	467,611	470,111
United Kingdom revolving credit facility (3)	474,091	494,185
European revolving credit facility (4)	615,133	555,726
Credit facility borrowings	2,178,330	2,039,541
2028 senior notes	398,000	398,000
2029 senior notes	350,000	350,000
2030 senior notes	550,000	550,000
Senior notes	1,298,000	1,298,000
Credit facility borrowings and senior notes	3,476,330	3,337,541
Unamortized debt premium and issuance costs, net	(10,255)	(10,920)
Total borrowings	$3,466,075	$3,326,621
(1)Revolving credit facility under the Company's North American credit agreement with a combined domestic and Canadian limit of $1.1 billion (subject to the borrowing base and debt covenants, including advance rates), maturing on October 28, 2029.
(2)Term loan under the Company's North American credit agreement, with a final maturity date of October 28, 2029.
(3)Revolving credit facility with a limit of $725.0 million (subject to the borrowing base and debt covenants, including advance rates), maturing on October 30, 2029.
(4)Revolving credit facility with an aggregate limit of approximately €730.0 million (subject to the borrowing base and debt covenants, including advance rates), maturing on November 23, 2027.
For additional information about the North American revolving credit facility and term loan, United Kingdom revolving credit facility, European revolving credit facility and the Company's senior notes, refer to Note 7 to the Consolidated Financial Statements in the 2024 Form 10-K. The Company was in compliance with the covenants contained in its financing arrangements as of March 31, 2025.
Note 6. Derivatives
The Company periodically enters into interest rate swaps and foreign exchange contracts to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. The fair value of these instruments as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	Other assets	$6,896	Other assets	$8,514
Interest rate swaps	Other liabilities	5,664	Other liabilities	4,797
Not designated as hedging instruments:
Foreign exchange contracts	Other assets	1,879	Other assets	2,209
Foreign exchange contracts	Other liabilities	206	Other liabilities	166

Derivatives designated as hedging instruments
The effects of interest rate swaps designated as cash flow hedging instruments for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Gain recognized in OCI, net of tax
	Three Months Ended March 31,
Hedging instrument	2025	2024
Interest rate swaps	$76	$7,070

	Gain reclassified from OCI into income
	Three Months Ended March 31,
Income statement location	2025	2024
Interest expense, net	$2,663	$5,674
As of March 31, 2025 and December 31, 2024, the notional amount of outstanding interest rate swaps was $826.7 million and $800.7 million, respectively. These swaps remained highly effective as of March 31, 2025 and have remaining terms ranging from two months to five years. As of March 31, 2025, the Company estimates that $2.6 million of net derivative gains included in other comprehensive income ("OCI") will be reclassified into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The effects of foreign exchange contracts not designated as hedging instruments for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
Income statement location	2025	2024
Foreign exchange (loss)/gain, net	$1,494	$100
Interest expense, net	(151)	192
As of March 31, 2025 and December 31, 2024, the notional amount of outstanding foreign exchange contracts was $408.7 million and $376.4 million, respectively.
Note 7. Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Financial instruments carried at fair value
As of March 31, 2025 and December 31, 2024, financial instruments measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
March 31, 2025
Assets
Government securities	$60,668	$—	$—	$60,668
Derivatives (1)	—	8,775	—	8,775
Liabilities
Derivatives (1)	—	5,870	—	5,870
December 31, 2024
Assets
Government securities	$55,762	$—	$—	$55,762
Derivatives (1)	—	10,723	—	10,723
Liabilities
Derivatives (1)	—	4,963	—	4,963
(1)Fair value of derivatives is estimated using industry standard valuation models, which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and other factors.
Financial instruments not carried at fair value
As of March 31, 2025 and December 31, 2024, the estimated fair value and carrying amount of financial instruments not carried at fair value were as follows (in thousands):

	Estimated Fair Value
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Carrying Value
March 31, 2025
Financial assets
Cash and cash equivalents	$128,654	$—	$—	$128,654
Finance receivables, net (1)	—	—	3,774,107	4,308,334
Financial liabilities
Interest-bearing deposits (2)	—	187,717	—	187,717
Revolving lines of credit (3)	—	1,710,719	—	1,710,719
Term loan (3) (5)	—	467,611	—	467,611
Senior notes (4) (5)	—	1,305,642	—	1,298,000
December 31, 2024
Financial assets
Cash and cash equivalents	$105,938	$—	$—	$105,938
Finance receivables, net (1)	—	—	3,523,949	4,140,742
Financial liabilities
Interest-bearing deposits (2)	—	163,406	—	163,406
Revolving lines of credit (3)	—	1,569,430	—	1,569,430
Term loan (3) (5)	—	470,111	—	470,111
Senior notes (4) (5)	—	1,301,244	—	1,298,000
(1)Fair value is estimated using the proprietary pricing models the Company utilizes to make portfolio acquisition decisions.
(2)Fair value is based on quoted prices for similar instruments in active markets and approximates carrying value due to the short-term deposit periods.
(3)Fair value is based on quoted prices for similar instruments in active markets and approximates carrying value due to the short-term interest rate periods.
(4)Fair value is based on quoted market prices obtained from secondary market broker quotes.
(5)The carrying amounts and fair values do not include debt issuance costs.

Note 8. Accumulated Other Comprehensive Loss
Reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

		Three Months Ended March 31,
Cash flow hedges	Income Statement location	2025	2024
Interest rate swaps	Interest expense, net	$2,663	$5,674
Income tax effect (1)	Income tax expense	(645)	(1,413)
Total gain on cash flow hedges		$2,018	$4,261
(1)Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.
Changes in Accumulated other comprehensive loss by component, after tax, for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025				2024
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance as of beginning of period	$205	$2,111	$(445,710)	$(443,394)	$65	$6,597	$(336,561)	$(329,899)
Other comprehensive gain/(loss) before reclassifications	(181)	76	80,604	80,499	46	7,070	(45,973)	(38,857)
Reclassifications, net	—	(2,018)	—	(2,018)	—	(4,262)	—	(4,262)
Net current period other comprehensive gain/(loss)	(181)	(1,942)	80,604	78,481	46	2,808	(45,973)	(43,119)
Balance as of end of period	$24	$169	$(365,106)	$(364,913)	$111	$9,405	$(382,534)	$(373,018)
(1)Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(3.1) million.
Note 9. Earnings per Share
The following tables provide a reconciliation between basic earnings per share ("EPS") and diluted EPS for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025			2024
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$3,659	39,549	$0.09	$3,475	39,274	$0.09
Dilutive effect of nonvested share awards		139	—		174	—
Diluted EPS	$3,659	39,688	$0.09	$3,475	39,448	$0.09
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
Note 10. Income Taxes
The Company's effective tax rate for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Income before income taxes	$13,376	$14,139
Income tax expense	4,312	$2,386
Effective tax rate	32.2%	16.9%
The relationship between Income before income taxes and Income tax expense for the three months ended March 31, 2025 and 2024 was impacted by changes in the mix of income from different taxing jurisdictions and the timing of certain discrete items.

Note 11. Commitments and Contingencies
Forward flow agreements;
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from six to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of March 31, 2025, the estimated minimum contractual purchase obligation under forward flow agreements was not significant.
Litigation and regulatory matters:
The Company and its subsidiaries are from time-to-time subject to a variety of legal and regulatory claims, inquiries and proceedings and regulatory matters, including those described in Note 14 to the Consolidated Financial Statements in the 2024 Form 10-K. The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates involve significant judgment, and accordingly, the Company's estimates will change from time-to-time, and actual losses could exceed the current estimates. As of March 31, 2025, there were no material developments in any of the previously disclosed legal proceedings.
Note 12. Segments
The Company has determined that it is managed on a consolidated basis under a single operating segment, Accounts Receivable Management ("ARM"), and accordingly, it has one reportable segment. The ARM segment is comprised of the Company's primary business, Debt Buying and Collection ("DBC"), which generates revenue through the purchase, collection and management of portfolios of nonperforming loans, and Claims Compensation Bureau, LLC ("CCB"), which generates revenue through the purchase of, and provision of fee-based services for, class action claims recoveries in the U.S. The chief operating decision maker ("CODM") is the Company’s chief executive officer, who assesses performance based on the Company's consolidated results prepared in accordance with GAAP.
Segment revenue, significant segment expenses and profit or loss
ARM segment revenue is presented in the Company's Consolidated Income Statements under Total revenues. Significant segment expenses regularly considered by the CODM are those most directly related to the Company's revenue generating activities, including Compensation and benefits, Legal collection costs, Legal collection fees, Agency fees, Professional and outside services and Communication. All other operating expenses appearing in the Consolidated Income Statements constitute other segment items. ARM segment profit or loss is presented in the Company's Consolidated Income Statements under Net Income/(loss) attributable to PRA Group, Inc.
Segment assets
ARM segment assets are presented in the Company's Consolidated Balance Sheets under Total assets.
Other significant segment items
Other significant segment items not presented in the Company's Consolidated Income Statements or Consolidated Balance Sheets for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense	$63,394	$54,359
Interest income	2,424	2,081
Depreciation and amortization	2,938	2,720

	March 31, 2025	December 31, 2024
Equity method investment	7,768	8,694

Note 13. Recently Issued Accounting Standards
Recently issued accounting standards not yet adopted:
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis, with early adoption permitted. The Company is evaluating the impact ASU 2023-09 will have on its disclosures.
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). Subsequently, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 provides guidance that will expand disclosures related to the disaggregation of income statement expenses and is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the impact these ASUs will have on its disclosures.
Note 14. Subsequent Events
On January 2, 2025, the Company exercised its right to sell its remaining 11.7% interest in RCB. The sale was completed in April 2025, and based on the foreign exchange rate in April, the Company estimates that it will record a pre-tax gain on the sale of approximately $38.0 million in its Consolidated Financial Statements for the three months ended June 30, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
All references in this Quarterly Report on Form 10-Q ("Quarterly Report") to "PRA Group," "we," "our," "us," "the Company" or similar terms are to PRA Group, Inc. and its subsidiaries.
This Quarterly Report should be read in conjunction with our Form 10-K for the year ended December 31, 2024 ("2024 10-K"). See Frequently Used Terms at the end of this Item 2 for certain definitions that may be used in this Quarterly Report.
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical fact are forward-looking statements, including statements regarding cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans, strategies and anticipated events or trends. Our results could differ materially from those expressed or implied by such forward-looking statements, or our forward-looking statements could be wrong, as a result of risks, uncertainties and assumptions, including the following:
•volatility and uncertainty in general business and economic conditions or financial markets, including the impact of tariffs and tariff speculation on our customers;
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
•our ability to comply with existing and new regulations in the collections industry;
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
•changes in interest or exchange rates;
•default by, or failure of, one or more of our counterparty financial institutions; and
•the "Risk Factors" in Item 1A of our 2024 Form 10-K and our other filings with the Securities and Exchange Commission.
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

SUMMARY OF SELECTED FINANCIAL DATA

As of or for the period ended (in thousands, except per share, ratio, headcount data or where otherwise noted)	First Quarter
	2025	2024	% Change
Income statement
Portfolio income	$240,958	$202,056	19.3%
Changes in expected recoveries	27,922	51,674	(46.0)
Total revenues	269,619	255,586	5.5
Total operating expenses	195,042	189,190	3.1
Interest expense, net	60,970	52,278	16.6
Income before income taxes	13,376	14,139	(5.4)
Income tax expense	4,312	2,386	80.7
Net income attributable to PRA Group, Inc.	3,659	3,475	5.3
Performance data and ratios
Net income/(loss) attributable to PRA Group (last 12 months)	$70,785	$(21,373)	431.2%
Adjusted EBITDA (last 12 months) (1)	1,183,992	1,043,534	13.5
Cash efficiency ratio (2)	60.8%	58.0%
Return on average Total stockholders' equity - PRA Group (3)	1.2	1.2
Return on average tangible equity (4)	1.9	1.9
Common share data
Diluted earnings per share	$0.09	$0.09	—%
Diluted average common shares outstanding	39,688	39,448	0.6
Portfolio volumes
Portfolio purchases	$291,702	$245,817	18.7%
Cash collections	497,436	449,518	10.7
Estimated remaining collections (period-end)	7,805,132	6,498,172	20.1
Balance sheet (period-end)
Finance receivables, net	$4,308,334	$3,650,195	18.0%
Borrowings	3,466,075	2,953,048	17.4
Total stockholders' equity - PRA Group, Inc.	1,219,108	1,129,326	8.0
Credit facility availability (period-end)
Based on current ERC	$537,839	$366,927	46.6%
Additional availability	381,083	855,211	(55.4)
Total availability	918,922	1,222,138	(24.8)
Headcount (period-end)
Full-time equivalents	2,991	3,119	(4.1)%
(1)Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Net Income attributable to PRA Group, Inc., the most directly comparable financial measure calculated and reported in accordance with GAAP, to Adjusted EBITDA.
(2)Calculated by dividing cash receipts less operating expenses by cash receipts.
(3)Calculated by dividing annualized Net income attributable to PRA Group, Inc., by average Total stockholders' equity - PRA Group, Inc. for the period.
(4)Return on average tangible equity ("ROATE") is a non-GAAP financial measure. Average tangible equity is also a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Total stockholders' equity - PRA Group, Inc., the most directly comparable financial measure calculated and reported in accordance with GAAP, to average tangible equity.

EXECUTIVE OVERVIEW
We are a global financial services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans.
Q1 2025 overview
•Portfolio purchases of $291.7 million, an increase of 18.7% compared to Q1 2024.
•ERC of $7.8 billion as of March 31, 2025, increases of 4.6% compared to December 31, 2024 and 20.1% compared to March 31, 2024.
•Cash collections of $497.4 million, an increase of 10.7% compared to Q1 2024.
•Net income attributable to PRA Group, Inc. of $3.7 million, an increase of 5.3% compared to Q1 2024.
•Diluted earnings per share of $0.09, unchanged from Q1 2024.
With continued focus on disciplined buying, higher cash generation and cost management, the first quarter of 2025 reflected significant growth in portfolio purchases, double-digit cash collections growth and attainment of record ERC. Cash collections overperformance in our European and South American businesses was partially offset by collections underperformance in the U.S., and combined with a moderated level of Changes in expected recoveries, Q1 2025 net income was lower compared to recent quarters. Similar to previous quarters, approximately half of our Q1 2025 cash collections were generated from outside the U.S., and we believe that a key part of the resiliency of our business continues to be our global diversification.
U.S.
In the U.S., we purchased $161.0 million of portfolios during Q1 2025, and we expect portfolio supply to remain at elevated levels in 2025. U.S. Core cash collections increased 19.7% to $240.5 million in Q1 2025, driven by higher recent purchasing levels and the impact of our cash-generating initiatives, but were below our expectations. We remain focused on reducing cycle times and optimizing post-judgment activities in our legal collections channel, and together with higher recent purchasing levels, these actions helped drive U.S. legal collections of $111.2 million, a 32.6% increase compared to Q1 2024.
In our U.S. non-legal operations, we enhanced our customer reach and engagement, implemented new dialer strategies, improved offer strategies to accommodate customer needs and experienced a significant increase in our digital interactions. Additionally, we completed the consolidation of three of our U.S. call centers in May, retaining more of our tenured collectors than anticipated under our work from home program.
Europe
In Europe, we purchased $113.2 million of portfolios during Q1 2025, an increase of $64.2 million compared to Q1 2024, due in part to a large spot purchase, and we expect relatively stable portfolio supply for the remainder of the year. Cash collections in Europe overperformed our expectations, increasing 10.8% to $185.6 million in Q1 2025.
Brazil
In April 2025, we completed the sale of our remaining 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing company for nonperforming loans in Brazil. The estimated pre-tax gain on the sale of approximately $38.0 million, based on the foreign exchange rate in April, will be reflected in our Consolidated Financial Statements for the second quarter of 2025, and the proceeds will be used for general corporate purposes. This transaction did not impact our majority ownership interests in the Brazilian investment funds through which we make our investments, and we expect to continue making portfolio investments in Brazil through our ongoing relationships with RCB and other long-term partners.

RESULTS OF OPERATIONS
Three months ended March 31, 2025 ("First Quarter 2025" or "Q1 2025") compared to three months ended March 31, 2024 ("First Quarter 2024" or "Q1 2024").
Portfolio purchases
Portfolio purchases were as follows for the periods indicated (in thousands):

	First Quarter
	2025	2024	$ Change	% Change
Americas and Australia Core	$165,503	$174,660	$(9,157)	(5.2)%
Americas Insolvency	12,953	22,156	(9,203)	(41.5)
Total Americas and Australia	178,456	196,816	(18,360)	(9.3)
Europe Core	108,390	43,997	64,393	146.4
Europe Insolvency	4,856	5,004	(148)	(3.0)
Total Europe	113,246	49,001	64,245	131.1
Total portfolio purchases	$291,702	$245,817	$45,885	18.7%
Total portfolio purchases were $291.7 million in Q1 2025, an increase of $45.9 million, or 18.7%, compared to $245.8 million in Q1 2024. The increase in Europe portfolio purchases of $64.2 million was partially offset by the decrease in Americas and Australia purchases of $18.4 million. Our portfolio purchases reflect our global framework that seeks to optimize our deployment of capital to achieve appropriate returns and take advantage of opportunities in our markets.
Cash collections
Cash collections were as follows for the periods indicated (in thousands):

	First Quarter
	2025	2024	$ Change	% Change
Americas and Australia Core	$288,160	$256,861	$31,299	12.2%
Americas Insolvency	23,700	25,209	(1,509)	(6.0)
Total Americas and Australia	311,860	282,070	29,790	10.6
Europe Core	164,371	145,933	18,438	12.6
Europe Insolvency	21,205	21,515	(310)	(1.4)
Total Europe	185,576	167,448	18,128	10.8
Total cash collections	$497,436	$449,518	$47,918	10.7%
Total cash collections were $497.4 million in Q1 2025, an increase of $47.9 million, or 10.7%, compared to $449.5 million in Q1 2024. The increase was primarily due to an increase in U.S. Core cash collections of $39.6 million, mainly due to higher volumes in our legal collections channel, as well as an increase in collections from our non-legal channels due to higher recent purchasing levels. In Europe, higher recent purchasing levels helped drive increased cash collections of $18.1 million, spread broadly across most of our markets. These increases were partially offset by a $10.6 million decrease in cash collections in Brazil, due in large part to variation in the foreign exchange rate and lower recent purchasing levels.

Portfolio revenue
Portfolio revenue was as follows for the periods indicated (in thousands):

	First Quarter
	2025	2024	$ Change	% Change
Portfolio income	$240,958	$202,056	$38,902	19.3%
Recoveries collected in excess of forecast	16,500	35,838	(19,338)	(54.0)
Changes in expected future recoveries	11,422	15,836	(4,414)	(27.9)
Changes in expected recoveries	27,922	51,674	(23,752)	(46.0)
Total portfolio revenue	$268,880	$253,730	$15,150	6.0%
Total portfolio revenue was $268.9 million in Q1 2025, an increase of $15.2 million, or 6.0%, compared to $253.7 million in Q1 2024. Portfolio income increased $38.9 million, or 19.3%, driven largely by the impact of higher purchasing and improved pricing in the U.S. beginning in 2023, while changes in expected recoveries decreased $23.8 million. Recoveries collected in excess of forecast decreased $19.3 million due primarily to cash collections underperformance on our 2019-2023 U.S. Core pools in Q1 2025, compared to overperformance on most U.S. Core pools in Q1 2024. This decrease was partially offset by higher cash collections overperformance on our European pools. Changes in expected future recoveries decreased $4.4 million due largely to a lower net increase in the collections forecast on our Americas pools compared to Q1 2024.
Operating expenses
Operating expenses were as follows for the periods indicated (in thousands):

	First Quarter
	2025	2024	$ Change	% Change
Compensation and benefits	$73,323	$73,597	$(274)	(0.4)%
Legal collection costs	33,394	26,691	6,703	25.1
Legal collection fees	15,230	12,112	3,118	25.7
Agency fees	21,368	19,723	1,645	8.3
Professional and outside services	21,103	25,050	(3,947)	(15.8)
Communication	10,477	12,578	(2,101)	(16.7)
Rent and occupancy	3,480	4,144	(664)	(16.0)
Depreciation, amortization and impairment	3,769	2,720	1,049	38.6
Other operating expenses	12,898	12,575	323	2.6
Total operating expenses	$195,042	$189,190	$5,852	3.1%
Legal collection costs
Legal collection costs consist primarily of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Q1 2025 costs increased $6.7 million, or 25.1%, compared to Q1 2024, primarily due to increased activity in our U.S. legal collections channel.
Legal collection fees
Legal collection fees represent contingent fees incurred for cash collections generated by our third-party attorney network. Q1 2025 fees increased $3.1 million, or 25.7%, compared to Q1 2024, mainly reflecting higher external legal collections within our U.S. Core portfolio.
Agency fees
Agency fees primarily represent third-party collection fees. Q1 2025 fees increased $1.6 million, or 8.3%, compared to Q1 2024, mainly due to higher fees paid to third-party debt collection agencies in the U.S.

Professional and outside services
Professional and outside services expense reflects amounts paid to third-party service providers and certain legal-related costs. Q1 2025 expense decreased $3.9 million, or 15.8%, compared to Q1 2024, mainly reflecting lower legal accruals and consulting fees in the U.S., partially offset by higher outsourcing and offshoring expenses in the U.S.
Communication
Communication expense relates mainly to correspondence, network and calling costs associated with our collection efforts. Q1 2025 expense decreased $2.1 million, or 16.7%, compared to Q1 2024, primarily due to a mix of lower-cost communications strategies utilized in our U.S. business in Q1 2025.
Interest expense, net
Interest expense, net was as follows for the periods indicated (in thousands):

	First Quarter
	2025	2024	$ Change	% Change
Interest on revolving credit facilities and term loan, and unused line fees	$36,582	$33,956	$2,626	7.7%
Interest on senior notes	24,911	18,203	6,708	36.9
Amortization of debt premium and issuance costs, net	1,901	2,200	(299)	(13.6)
Interest income	(2,424)	(2,081)	(343)	16.5
Interest expense, net	$60,970	$52,278	$8,692	16.6%
Interest expense, net was $61.0 million in Q1 2025, an increase of $8.7 million, or 16.6%, compared to Q1 2024. The increase was primarily due to a higher average debt balance in the current year period to support higher levels of portfolio investments.
Income tax expense
Income tax expense was as follows for the periods indicated (in thousands):

	First Quarter
	2025	2024	$ Change	% Change
Income tax expense	$4,312	$2,386	$1,926	80.7%
Effective tax rate	32.2%	16.9%
Income tax expense was $4.3 million in Q1 2025, an increase of $1.9 million, or 80.7%, compared to Q1 2024. The effective tax rate in Q1 2025 was 32.2% compared to 16.9% in Q1 2024. The increase was primarily due to changes in the mix of income from different taxing jurisdictions and the timing and amount of discrete items.
Balance sheet
Finance receivables, net
Finance receivables, net were $4.3 billion as of March 31, 2025, an increase of $167.6 million, or 4.0%, compared to $4.1 billion as of December 31, 2024, driven largely by portfolio acquisitions of $291.7 million and foreign currency translation adjustments of $113.1 million, partially offset by recoveries collected and applied to Finance receivables, net of $265.1 million.
Goodwill
Goodwill was $420.7 million as of March 31, 2025, an increase of $24.3 million, or 6.1%, compared to $396.4 million as of December 31, 2024, due to foreign currency translation adjustments. As of March 31, 2025, goodwill consists primarily of $393.8 million in our Debt Buying and Collection ("DBC") reporting unit. We performed our most recent annual impairment review of the DBC reporting unit as of October 1, 2024, and concluded that goodwill was not impaired. As of March 31, 2025, our quarterly assessment did not identify the occurrence of any triggering events, and we determined our goodwill was not more-likely-than-not impaired. However, consistent with our most recent annual review, the DBC reporting unit may be at-risk for future impairment if our cash flow projections are not met or if market factors utilized in the impairment test were to deteriorate, including adverse changes in the debt sales market that impact our estimated purchasing volumes and purchase price multiples, an increase in the discount rate, or a sustained decline in our stock price.

Borrowings
Borrowings were $3.5 billion as of March 31, 2025, an increase of $139.5 million, or 4.2%, compared to $3.3 billion as of December 31, 2024. The increase was primarily due to incremental net borrowings under our North American and European revolving credit facilities of $102.0 million and $59.4 million, respectively, offset by net payments of $20.1 million on our United Kingdom ("UK") revolving credit facility.
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
The following table provides a reconciliation of Net income attributable to PRA Group, Inc. as reported in accordance with GAAP to Adjusted EBITDA for the periods indicated (in thousands):

	Adjusted EBITDA Reconciliation
	Last Twelve Months Ended	Year Ended
	March 31, 2025	December 31, 2024
Net income attributable to PRA Group, Inc.	$70,785	$70,601
Adjustments:
Income tax expense	22,958	21,032
Foreign exchange loss	287	9
Interest expense, net	237,959	229,267
Other expense (1)	825	851
Depreciation and amortization	11,010	10,792
Impairment of real estate	831	—
Net income attributable to noncontrolling interests	15,099	17,972
Recoveries collected and applied to Finance receivables, net less Changes in expected recoveries	824,238	787,028
Adjusted EBITDA	$1,183,992	$1,137,552
(1)Other expense reflects non-operating activities.

Return on average tangible equity
We use ROATE, which is a supplemental measure of performance that is not required by, or presented in accordance with, GAAP, to monitor and evaluate operating performance relative to our equity. Management believes ROATE is a useful financial measure for investors in evaluating the effective use of equity, and is an important component of our long-term shareholder return. Average tangible equity is defined as average Total stockholders' equity - PRA Group, Inc. less average goodwill and average other intangible assets. ROATE is calculated by dividing Net income attributable to PRA Group, Inc. by average tangible equity.
The following table provides a reconciliation of Total stockholders' equity - PRA Group, Inc. as reported in accordance with GAAP to average tangible equity and displays our ROATE for the periods indicated (in thousands, except for ratio data):

	Balance as of Period End		Average Tangible Equity Reconciliation (1)
	March 31, 2025	March 31, 2024	First Quarter 2025	First Quarter 2024
Total stockholders' equity - PRA Group, Inc.	$1,219,108	$1,129,326	$1,177,070	$1,148,219
Less: Goodwill	420,715	411,846	408,536	421,705
Less: Other intangible assets	1,488	1,666	1,471	1,704
Average tangible equity			$767,063	$724,810

(1)Amounts represent the average balances for the respective periods.
			ROATE (2)
			First Quarter 2025	First Quarter 2024
Net income attributable to PRA Group, Inc.			$3,659	$3,475
Return on average tangible equity			1.9%	1.9%
(2)Based on annualized Net income attributable to PRA Group, Inc.

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
The collections data presented reflects gross cash collections and does not reflect any costs to collect; therefore, it may not present relative profitability. The past performance of pools within certain geographies and portfolio types may not be comparable with other locations and portfolio types or indicative of future results. Customer payment patterns in all of the countries in which we operate can be affected by various factors, including general business and economic conditions, seasonal employment trends, income tax refunds and holiday spending habits.
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
For additional information about our nonperforming loan portfolios, refer to Note 2 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Estimated remaining collections
The following table displays our ERC by geography, year and portfolio for the 12 months ending March 31, (in thousands):

	ERC By Geography, Year and Portfolio
	Americas and Australia Core	Americas Insolvency	Total Americas and Australia (1)	Europe Core	Europe Insolvency	Total Europe (2)	Total
2026	$1,079,500	$82,926	$1,162,426	$582,927	$67,104	$650,031	$1,812,457
2027	830,034	63,295	893,329	488,602	48,209	536,811	1,430,140
2028	575,030	44,029	619,059	409,458	32,341	441,799	1,060,858
2029	391,893	24,916	416,809	349,819	19,359	369,178	785,987
2030	269,361	9,390	278,751	301,369	9,076	310,445	589,196
2031	187,578	1,165	188,743	261,338	3,164	264,502	453,245
2032	127,483	20	127,503	227,608	1,171	228,779	356,282
2033	87,771	3	87,774	198,979	590	199,569	287,343
2034	58,779	2	58,781	174,512	389	174,901	233,682
2035	38,894	—	38,894	153,077	113	153,190	192,084
Thereafter	77,399	—	77,399	526,213	246	526,459	603,858
Total ERC	$3,723,722	$225,746	$3,949,468	$3,673,902	$181,762	$3,855,664	$7,805,132
(1)Reflects ERC of $3.5 billion for the U.S. and $491.6 million for other Americas and Australia.
(2)Reflects ERC of $1.6 billion for the UK, $990.2 million for Central Europe, $870.7 million for Northern Europe and $392.0 million for Southern Europe.
Cash collections
The following table displays our cash collections by geography and portfolio, Core cash collections separated between call center and other collections and legal collections, and constant currency adjusted cash collections, for the periods indicated (in thousands):

	Cash Collections by Geography and Portfolio
	First Quarter
	2025		2024
Americas and Australia
Call center and other	$160,251	55.6%	$154,453	60.1%
Legal	127,909	44.4	102,408	39.9
Core	288,160	100%	256,861	100%
Insolvency	23,700		25,209
Total Americas and Australia	$311,860		$282,070
Europe
Call center and other	$102,408	62.3%	$93,223	63.9%
Legal	61,963	37.7	52,710	36.1
Core	164,371	100%	145,933	100%
Insolvency	21,205		$21,515
Total Europe	$185,576		$167,448
Total Company
Call center and other	262,659	58.0%	247,676	61.5%
Legal	189,872	42.0	155,118	38.5
Core	452,531	100%	402,794	100%
Insolvency	44,905		46,724
Total cash collections	$497,436		$449,518
Total cash collections adjusted (1)	$497,436		$438,963
(1)Total cash collections adjusted refers to prior period foreign currency cash collections remeasured at average U.S. dollar exchange rates for the current period.

Purchase Price Multiples as of March 31, 2025 In thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple (5)
Americas and Australia Core
1996-2014	$2,336,839	$6,677,285	$85,170	286%	228%
2015	443,114	927,707	42,421	209%	205%
2016	455,767	1,099,096	54,164	241%	201%
2017	532,851	1,227,754	84,362	230%	193%
2018	653,975	1,547,179	124,687	237%	202%
2019	581,476	1,319,705	111,295	227%	206%
2020	435,668	961,382	122,030	221%	213%
2021	435,846	736,278	221,820	169%	191%
2022	406,082	716,692	282,237	176%	179%
2023	622,583	1,227,308	745,906	197%	197%
2024	823,662	1,734,861	1,495,359	211%	211%
2025	165,428	360,600	354,271	218%	218%
Subtotal	7,893,291	18,535,847	3,723,722
Americas Insolvency
1996-2014	1,414,476	2,722,777	9	192%	155%
2015	63,170	88,173	9	140%	125%
2016	91,442	118,460	107	130%	123%
2017	275,257	359,185	624	130%	125%
2018	97,879	136,770	325	140%	127%
2019	123,077	167,034	1,045	136%	128%
2020	62,130	90,988	8,266	146%	136%
2021	55,187	74,324	15,857	135%	136%
2022	33,442	47,631	21,343	142%	139%
2023	91,282	119,326	75,553	131%	135%
2024	68,391	99,321	82,094	145%	149%
2025	12,952	20,687	20,514	160%	160%
Subtotal	2,388,685	4,044,676	225,746
Total Americas and Australia	10,281,976	22,580,523	3,949,468
Europe Core
1996-2014	814,553	2,680,717	385,242	329%	205%
2015	411,340	763,617	123,063	186%	160%
2016	333,090	586,213	145,522	176%	167%
2017	252,174	363,859	87,133	144%	144%
2018	341,775	560,664	166,556	164%	148%
2019	518,610	862,626	293,354	166%	152%
2020	324,119	589,876	227,352	182%	172%
2021	412,411	718,256	362,383	174%	170%
2022	359,447	586,653	404,395	163%	162%
2023	410,593	694,061	513,613	169%	169%
2024	451,786	815,610	774,971	181%	180%
2025	109,910	192,014	190,318	175%	175%
Subtotal	4,739,808	9,414,166	3,673,902
Europe Insolvency
2014	10,876	19,126	—	176%	129%
2015	18,973	29,542	—	156%	139%
2016	39,338	58,202	512	148%	130%
2017	39,235	52,302	453	133%	128%
2018	44,908	53,090	1,357	118%	123%
2019	77,218	114,075	8,122	148%	130%
2020	105,440	160,291	16,121	152%	129%
2021	53,230	76,576	18,621	144%	134%
2022	44,604	63,631	30,937	143%	137%
2023	46,558	65,421	45,502	141%	138%
2024	43,459	63,596	52,694	146%	147%
2025	4,994	7,546	7,443	151%	151%
Subtotal	528,833	763,398	181,762
Total Europe	5,268,641	10,177,564	3,855,664
Total PRA Group	$15,550,617	$32,758,087	$7,805,132
(1)Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented at the exchange rate at the end of the period in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the portfolio are presented at the period-end exchange rate for the respective year of purchase.
(3)Non-U.S. amounts are presented at the period-end exchange rate for the respective period of purchase.
(4)Non-U.S. amounts are presented at the March 31, 2025 exchange rate.
(5)The original purchase price multiple represents the purchase price multiple at the end of the period of acquisition.

Portfolio Financial Information (1)
In thousands
	March 31, 2025 (year-to-date)				As of March 31, 2025
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables (3)
Americas and Australia Core
1996-2014	$11,587	$5,208	$6,052	$11,260	$28,588
2015	3,756	2,257	(538)	1,719	18,289
2016	4,794	2,925	406	3,331	20,128
2017	7,854	4,056	1,777	5,833	34,684
2018	13,926	6,122	1,997	8,119	63,730
2019	13,659	6,353	(1,874)	4,479	60,339
2020	15,569	6,683	(1,597)	5,086	67,290
2021	18,306	9,653	(2,256)	7,397	115,217
2022	25,886	11,365	(315)	11,050	169,095
2023	63,352	32,874	(8,290)	24,584	413,774
2024	103,139	66,232	8,837	75,069	775,565
2025	6,332	4,310	1,250	5,560	164,578
Subtotal	288,160	158,038	5,449	163,487	1,931,277
Americas Insolvency
1996-2014	258	9	250	259	—
2015	36	2	31	33	6
2016	57	6	12	18	95
2017	326	32	147	179	552
2018	351	14	127	141	302
2019	919	41	(39)	2	985
2020	3,273	315	(254)	61	7,780
2021	3,145	500	(58)	442	14,361
2022	2,801	609	162	771	18,374
2023	7,215	2,242	(81)	2,161	61,628
2024	5,146	2,947	(1,852)	1,095	58,849
2025	173	171	76	247	13,021
Subtotal	23,700	6,888	(1,479)	5,409	175,953
Total Americas and Australia	311,860	164,926	3,970	168,896	2,107,230
Europe Core
1996-2014	22,484	14,317	5,193	19,510	87,666
2015	7,291	2,947	3,749	6,696	60,970
2016	6,410	2,873	1,107	3,980	82,180
2017	3,858	1,444	(1,566)	(122)	58,090
2018	8,525	3,081	866	3,947	107,905
2019	15,087	4,885	3,312	8,197	197,307
2020	11,349	4,228	4,087	8,315	138,955
2021	15,145	6,323	2,524	8,847	219,283
2022	16,122	6,720	(1,206)	5,514	255,679
2023	22,895	9,421	1,828	11,249	307,010
2024	33,535	14,734	433	15,167	431,168
2025	1,670	475	549	1,024	109,374
Subtotal	164,371	71,448	20,876	92,324	2,055,587
Europe Insolvency
2014	34	—	34	34	—
2015	46	—	46	46	—
2016	159	21	131	152	133
2017	293	13	156	169	318
2018	471	29	94	123	1,186
2019	1,823	194	48	242	7,028
2020	4,602	396	481	877	14,915
2021	3,356	459	1,256	1,715	16,624
2022	3,572	764	510	1,274	25,950
2023	3,397	1,096	227	1,323	36,605
2024	3,350	1,549	18	1,567	37,729
2025	102	63	75	138	5,029
Subtotal	21,205	4,584	3,076	7,660	145,517
Total Europe	185,576	76,032	23,952	99,984	2,201,104
Total PRA Group	$497,436	$240,958	$27,922	$268,880	$4,308,334
(1)     Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the March 31, 2025 exchange rate.

Cash Collections by Year, By Year of Purchase (1) as of March 31, 2025 In millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total
Americas and Australia Core
1996-2014	$2,336.8	$4,371.9	$727.8	$470.0	$311.2	$222.5	$155.0	$96.6	$68.8	$51.0	$40.2	$49.4	$11.6	$6,576.0
2015	443.1	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	14.1	17.3	3.8	888.3
2016	455.8	—	—	138.7	256.5	194.6	140.6	105.9	74.2	38.4	24.9	24.0	4.8	1,002.6
2017	532.9	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	43.8	39.2	7.9	1,132.2
2018	654.0	—	—	—	—	122.7	361.9	337.7	239.9	146.1	92.9	75.9	13.9	1,391.0
2019	581.5	—	—	—	—	—	143.8	349.0	289.8	177.7	110.3	77.7	13.7	1,162.0
2020	435.7	—	—	—	—	—	—	132.9	284.3	192.0	125.8	87.0	15.6	837.6
2021	435.8	—	—	—	—	—	—	—	85.0	177.3	136.8	98.4	18.3	515.8
2022	406.1	—	—	—	—	—	—	—	—	67.7	195.4	144.7	25.9	433.7
2023	622.5	—	—	—	—	—	—	—	—	—	108.5	285.9	63.4	457.8
2024	823.7	—	—	—	—	—	—	—	—	—	—	145.9	103.1	249.0
2025	165.4	—	—	—	—	—	—	—	—	—	—	—	6.2	6.2
Subtotal	7,893.3	4,371.9	844.8	837.1	860.9	945.1	1,141.4	1,271.8	1,206.9	946.0	892.7	1,045.4	288.2	14,652.2
Americas Insolvency
1996-2014	1,414.5	1,949.8	340.8	213.0	122.9	59.1	22.6	5.8	3.3	2.3	1.5	1.3	0.3	2,722.7
2015	63.2	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	0.3	0.2	—	88.2
2016	91.4	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.8	0.9	0.6	0.1	119.4
2017	275.3	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	2.5	0.3	358.6
2018	97.9	—	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	2.5	0.4	136.4
2019	123.1	—	—	—	—	—	13.4	31.4	39.1	37.8	28.7	14.6	0.9	165.9
2020	62.1	—	—	—	—	—	—	6.5	16.1	20.4	19.5	17.0	3.3	82.8
2021	55.2	—	—	—	—	—	—	—	4.6	17.9	17.5	15.3	3.1	58.4
2022	33.4	—	—	—	—	—	—	—	—	3.2	9.2	11.1	2.8	26.3
2023	91.2	—	—	—	—	—	—	—	—	—	9.0	25.1	7.2	41.3
2024	68.4	—	—	—	—	—	—	—	—	—	—	12.1	5.1	17.2
2025	13.0	—	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Subtotal	2,388.7	1,949.8	344.2	249.8	222.5	207.9	180.9	155.3	147.4	129.4	104.2	102.3	23.7	3,817.4
Total Americas and Australia	10,282.0	6,321.7	1,189.0	1,086.9	1,083.4	1,153.0	1,322.3	1,427.1	1,354.3	1,075.4	996.9	1,147.7	311.9	18,469.6
Europe Core
1996-2014	814.5	195.1	297.5	249.9	224.1	209.6	175.3	151.7	151.0	123.6	108.6	101.7	22.5	2,010.6
2015	411.3	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	33.8	30.4	7.3	597.2
2016	333.1	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	27.4	6.4	445.3
2017	252.2	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	17.9	3.9	256.1
2018	341.8	—	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	37.1	8.5	391.3
2019	518.6	—	—	—	—	—	48.0	125.7	121.4	89.8	75.1	68.2	15.1	543.3
2020	324.1	—	—	—	—	—	—	32.3	91.7	69.0	56.1	50.1	11.3	310.5
2021	412.4	—	—	—	—	—	—	—	48.5	89.9	73.0	66.6	15.1	293.1
2022	359.4	—	—	—	—	—	—	—	—	33.9	83.8	74.7	16.1	208.5
2023	410.6	—	—	—	—	—	—	—	—	—	50.2	103.1	22.9	176.2
2024	451.9	—	—	—	—	—	—	—	—	—	—	46.3	33.5	79.8
2025	109.9	—	—	—	—	—	—	—	—	—	—	—	1.7	1.7
Subtotal	4,739.8	195.1	343.3	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.1	623.5	164.3	5,313.6
Europe Insolvency
2014	10.9	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.2	0.2	0.2	—	17.2
2015	19.0	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.6	0.4	0.2	—	26.8
2016	39.3	—	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	0.8	0.2	61.4
2017	39.2	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	1.5	0.3	49.6
2018	44.9	—	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	3.5	0.5	52.0
2019	77.2	—	—	—	—	—	5.0	21.1	23.9	21.0	17.5	12.9	1.8	103.2
2020	105.4	—	—	—	—	—	—	6.0	34.6	34.1	29.7	25.5	4.6	134.5
2021	53.2	—	—	—	—	—	—	—	5.5	14.4	14.7	15.4	3.4	53.4
2022	44.6	—	—	—	—	—	—	—	—	4.5	12.4	15.2	3.6	35.7
2023	46.7	—	—	—	—	—	—	—	—	—	4.2	12.7	3.4	20.3
2024	43.4	—	—	—	—	—	—	—	—	—	—	9.5	3.3	12.8
2025	5.0	—	—	—	—	—	—	—	—	—	—	—	0.1	0.1
Subtotal	528.8	—	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.4	97.4	21.2	567.0
Total Europe	5,268.6	195.1	350.6	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.5	720.9	185.5	5,880.6
Total PRA Group	$15,550.6	$6,516.8	$1,539.6	$1,492.0	$1,512.6	$1,625.2	$1,841.2	$2,005.6	$2,061.9	$1,728.9	$1,660.4	$1,868.6	$497.4	$24,350.2
(1)Non-U.S. amounts are presented at the average exchange rates during the cash collections period.
(2)Includes the acquisition date finance receivables portfolios acquired through our business acquisitions.
(3)Non-U.S. amounts are presented at the exchange rate at the end of the period in which the portfolio was purchased. In addition, any purchase price adjustments that occur throughout the life of the pool are presented at the period-end exchange rate for the respective period of purchase.

LIQUIDITY AND CAPITAL RESOURCES
We actively manage our liquidity to meet our business needs and financial obligations.
Sources of liquidity
Cash and cash equivalents
As of March 31, 2025, cash and cash equivalents totaled $128.7 million, of which $118.4 million was held by international operations with indefinitely reinvested earnings. For additional information about the unremitted earnings of our international subsidiaries, refer to Note 13 to our Consolidated Financial Statements in the 2024 Form 10-K.
Borrowings
As of March 31, 2025, we had the following committed amounts, borrowings and availability under our financing arrangements (in thousands):

			Availability
	Committed Amount	Borrowings	Based on Current ERC (1)	Additional Availability (2)	Total Availability
North American revolving credit facility	$1,075,000	$621,495	$217,813	$235,692	$453,505
UK revolving credit facility	725,000	474,091	115,376	135,533	250,909
European revolving credit facility	829,641	615,133	204,650	9,858	214,508
North American term loan	467,611	467,611	—	—	—
Senior notes	1,298,000	1,298,000	—	—	—
Debt premium and issuance costs, net	—	(10,255)	—	—	—
Total	$4,395,252	$3,466,075	$537,839	$381,083	$918,922
(1)Available borrowings after calculation of borrowing base, subject to the committed amounts and debt covenants, which may be used for general corporate purposes, including portfolio purchases.
(2)Subject to borrowing base and debt covenants, including advance rates ranging from 35-55% of applicable ERC.
Interest-bearing deposits
As of March 31, 2025, interest-bearing deposits totaled $187.7 million. Under our European revolving credit facility, our interest-bearing deposit funding is limited to SEK 2.2 billion (the equivalent of $219.3 million in U.S. dollars as of March 31, 2025).
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
Market conditions permitting, as we deem appropriate, we may seek to access the debt or equity capital markets or other sources of funding, and it may be necessary to raise additional funds to achieve our business objectives. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing. We may also from time-to-time repurchase senior notes in the open market or otherwise. We also have the ability to slow the purchase of nonperforming loans without significantly impacting current year collections.
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
As of March 31, 2025, we had forward flow agreements in place with an estimated purchase price of approximately $347.0 million over the next 12 months. This total can vary significantly based on the remaining terms and renewal dates of the agreements and is comprised of $258.0 million for the Americas and Australia and $89.0 million for Europe. These amounts represent our estimated forward flow purchases over the next 12 months under the agreements in place based on projections and other factors, including sellers' estimates of future forward flow sales, and are dependent on actual delivery by the sellers and, in some cases, the impact of foreign exchange rate fluctuations. Accordingly, amounts purchased under these agreements may vary significantly. In addition to these agreements, we may also enter into new or renewed forward flow commitments and/or close on spot purchase transactions.
Borrowings
As of March 31, 2025, we had $3.5 billion in outstanding borrowings. The estimated interest, unused fees and principal payments for the next 12 months are $240.3 million, of which $10.0 million relates to principal on our term loan. After 12 months, principal payments on our debt are due from between one and five years. Many of our financing arrangements include covenants with which we must comply, and as of March 31, 2025, we were in compliance with these covenants.
For additional information about our borrowings, refer to Note 5 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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
Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or other methods, subject to market and/or other conditions and applicable regulatory requirements. There were no repurchases during the first quarter of 2025, and as of March 31, 2025, we had $67.7 million remaining for share repurchases under the program. Repurchases are also subject to restrictive covenants contained in our credit facilities and the indentures that govern our senior notes.
Leases
Our leases have remaining terms from one to 8 years. As of March 31, 2025, we had $30.9 million in lease liabilities, of which $7.8 million is due within the next 12 months. For additional information, refer to Note 5 to our Consolidated Financial Statements in the 2024 Form 10-K.
Derivatives
We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of March 31, 2025, we had $5.9 million of derivative liabilities, of which $0.2 million matures within the next 12 months. The remaining $5.7 million matures in 2028. For additional information, refer to Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Investments
As of March 31, 2025, we held $60.7 million in Swedish treasury securities to meet the liquidity requirements of the Swedish Financial Services Authority for our banking subsidiary, AK Nordic AB.

Cash flow analysis
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	First Quarter
	2025	2024	$ Change
Net cash provided by/(used in):
Operating activities	$(52,580)	$(72,999)	$20,419
Investing activities	(24,385)	15,211	(39,596)
Financing activities	85,630	52,822	32,808
Effect of foreign exchange rates	14,216	861	13,355
Net increase/(decrease) in cash, cash equivalents and restricted cash	$22,881	$(4,105)	$26,986
Operating activities
Net cash used in operating activities mainly reflects the portion of our cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. It does not include cash collections applied to the negative allowance, which are classified as cash flows provided by investing activities. Net cash used in operating activities decreased $20.4 million compared to the prior year period, primarily due to higher cash collections recognized as income and a lower impact from foreign currency transactions, partially offset by higher cash paid for operating expenses and interest.
Investing activities
Net cash used in investing activities increased $39.6 million compared to the prior year period. The increase was primarily due to an increase of $43.8 million in purchases of nonperforming loan portfolios and an $8.9 million decrease in net cash flows from purchases and disposals of investments, partially offset by an increase of $13.5 million in recoveries collected and applied to Finance receivables, net.
Financing activities
Net cash provided by financing activities increased $32.8 million compared to the prior year period. The increase was primarily due to a $24.2 million increase in net proceeds from lines of credit, $4.1 million decrease in distributions to noncontrolling interests and $3.2 million increase in interest-bearing deposits.
Effect of foreign exchange rates
The net effect of exchange rates on cash increased $13.4 million compared to the prior year period. The increase was primarily due to the impact of U.S. dollar devaluation in Q1 2025 on our foreign currency denominated borrowings and intercompany balances.
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
Our critical accounting estimates include revenue recognition on finance receivables, goodwill and income taxes. For a detailed description of our critical accounting estimates, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the 2024 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For discussion of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements, refer to Note 13 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

FREQUENTLY USED TERMS
We may use the following terms throughout this Quarterly Report:
•"Buybacks" refers to purchase price refunded by the seller due to the return of ineligible nonperforming loan accounts.
•"Cash collections" refers to collections on our nonperforming loan portfolios.
•"Cash receipts" refers to cash collections on our nonperforming loan portfolios, fees and revenue recognized from our class action claims recovery services.
•"Changes in expected recoveries" refers to the difference between actual recoveries collected compared to expected recoveries and the net present value of changes in estimated remaining collections.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our business is subject primarily to interest rate and foreign currency risk. Our exposure to these risks, as described in Part II, Item 7A in the 2024 Form 10-K, has not changed materially since December 31, 2024.
Interest rate exposure
Of our $3.5 billion in total borrowings as of March 31, 2025, $1.3 billion was fixed rate debt. Considering these fixed rate borrowings and the interest rate hedges on our variable rate debt, with maturities ranging from two months to five years, as of March 31, 2025, 58% of our total debt was either fixed rate or converted to a fixed rate.
Foreign currency exposure
We operate internationally and enter into transactions denominated in various foreign currencies. During Q1 2025, our revenues from operations outside the U.S. were $133.2 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings as of March 31, 2025, refer to Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
We did not repurchase any common stock during the first quarter of 2025. Our credit facilities and the indentures governing our senior notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders and repurchase our common stock.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the first quarter of 2025.
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

PRA Group, Inc.
(Registrant)

May 8, 2025	By:	/s/ Vikram A. Atal
Vikram A. Atal
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)