Form 10-Q
period 2025-06-30
PRA GROUP INC
filed 2025-08-06
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
The number of shares of the registrant's common stock outstanding as of July 31, 2025 was 39,073,697.

PRA Group, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
June 30, 2025 and December 31, 2024
(In thousands)

	(unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$131,592	$105,938
Investments	66,500	66,304
Finance receivables, net	4,562,576	4,140,742
Income taxes receivable	24,136	19,559
Deferred tax assets, net	92,226	75,134
Right-of-use assets	26,268	32,173
Property and equipment, net	26,391	29,498
Goodwill	439,449	396,357
Other assets	65,629	65,450
Total assets	$5,434,767	$4,931,155
LIABILITIES AND EQUITY
Liabilities
Accrued expenses and accounts payable	$124,103	$141,211
Income taxes payable	37,549	28,584
Deferred tax liabilities, net	22,460	16,813
Lease liabilities	29,453	36,437
Interest-bearing deposits	168,656	163,406
Borrowings	3,614,208	3,326,621
Other liabilities	41,727	24,476
Total liabilities	4,038,156	3,737,548
Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 39,074 shares issued and outstanding as of June 30, 2025; 100,000 shares authorized, 39,510 shares issued and outstanding as of December 31, 2024	391	395
Additional paid-in capital	14,086	17,882
Retained earnings	1,606,182	1,560,149
Accumulated other comprehensive loss	(283,734)	(443,394)
Total stockholders' equity - PRA Group, Inc.	1,336,925	1,135,032
Noncontrolling interests	59,686	58,575
Total equity	1,396,611	1,193,607
Total liabilities and equity	$5,434,767	$4,931,155
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Six Months Ended June 30, 2025 and 2024
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Portfolio income	$250,934	$209,290	$491,892	$411,346
Changes in expected recoveries	33,292	73,320	61,214	124,994
Total portfolio revenue	284,226	282,610	553,106	536,340
Other revenue	3,462	1,619	4,201	3,475
Total revenues	287,688	284,229	557,307	539,815

Operating expenses
Compensation and benefits	75,724	74,241	149,047	147,838
Legal collection costs	37,583	35,274	70,977	61,965
Legal collection fees	15,625	13,762	30,855	25,874
Agency fees	22,688	21,008	44,056	40,731
Professional and outside services	21,071	18,124	42,174	43,174
Communication	9,417	11,577	19,894	24,155
Rent and occupancy	3,504	4,136	6,984	8,280
Depreciation, amortization and impairment	2,503	2,637	6,272	5,357
Other operating expenses	14,462	14,248	27,360	26,823
Total operating expenses	202,577	195,007	397,619	384,197
Income from operations	85,111	89,222	159,688	155,618
Other income/(expense)
Interest expense, net	(62,361)	(55,353)	(123,331)	(107,631)
Gain on sale of equity method investment	38,403	—	38,403	—
Foreign exchange (loss)/gain, net	50	(99)	(1)	128
Other	(75)	46	(255)	(160)
Income before income taxes	61,128	33,816	74,504	47,955
Income tax expense	15,415	8,702	19,727	11,088
Net income	45,713	25,114	54,777	36,867
Net income attributable to noncontrolling interests	3,339	3,598	8,744	11,876
Net income attributable to PRA Group, Inc.	$42,374	$21,516	$46,033	$24,991

Net income per common share attributable to PRA Group, Inc.
Basic	$1.08	$0.55	$1.17	$0.64
Diluted	$1.08	$0.54	$1.16	$0.63
Weighted average number of shares outstanding
Basic	39,323	39,364	39,436	39,319
Diluted	39,385	39,546	39,536	39,497
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended June 30, 2025 and 2024
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$45,713	$25,114	$54,777	$36,867
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	90,041	(14,258)	175,339	(62,449)
Cash flow hedges	(6,297)	(1,293)	(8,239)	1,515
Debt securities available-for-sale	148	65	(33)	111
Other comprehensive income/(loss)	83,892	(15,486)	167,067	(60,823)
Total comprehensive income/(loss)	129,605	9,628	221,844	(23,956)
Comprehensive income attributable to noncontrolling interests	6,052	(3,097)	16,151	2,962
Comprehensive income/(loss) attributable to PRA Group, Inc.	$123,553	$12,725	$205,693	$(26,918)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2025
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of December 31, 2024	39,510	$395	$17,882	$1,560,149	$(443,394)	$58,575	$1,193,607
Components of comprehensive income, net of tax
Net income	—	—	—	3,659	—	5,405	9,064
Foreign currency translation adjustments	—	—	—	—	80,604	4,694	85,298
Cash flow hedges	—	—	—	—	(1,942)	—	(1,942)
Debt securities available-for-sale	—	—	—	—	(181)	—	(181)
Distributions to noncontrolling interests	—	—	—	—	—	(7,264)	(7,264)
Vesting of restricted stock	142	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,788	—	—	—	3,788
Employee stock relinquished for payment of taxes	—	—	(1,852)	—	—	—	(1,852)
Balance as of March 31, 2025	39,652	$397	$19,816	$1,563,808	$(364,913)	$61,410	$1,280,518
Components of comprehensive income, net of tax:
Net income	—	—	—	42,374	—	3,339	45,713
Foreign currency translation adjustments	—	—	—	—	87,328	2,713	90,041
Cash flow hedges	—	—	—	—	(6,297)	—	(6,297)
Debt securities available-for-sale	—	—	—	—	148	—	148
Distributions to noncontrolling interests	—	—	—	—	—	(7,776)	(7,776)
Vesting of restricted stock	82	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(660)	(7)	(9,993)	—	—	—	(10,000)
Share-based compensation expense	—	—	4,464	—	—	—	4,464
Employee stock relinquished for payment of taxes	—	—	(200)	—	—	—	(200)
Balance as of June 30, 2025	39,074	$391	$14,086	$1,606,182	$(283,734)	$59,686	$1,396,611

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2024
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of December 31, 2023	39,247	$392	$7,071	$1,489,548	$(329,899)	$72,264	$1,239,376
Components of comprehensive income, net of tax
Net income	—	—	—	3,475	—	8,278	11,753
Foreign currency translation adjustments	—	—	—	—	(45,973)	(2,218)	(48,191)
Cash flow hedges	—	—	—	—	2,808	—	2,808
Debt securities available-for-sale	—	—	—	—	46	—	46
Distributions to noncontrolling interests	—	—	—	—	—	(11,332)	(11,332)
Vesting of restricted stock	98	1	(1)	—	—	—	—
Share-based compensation expense	—	—	3,327	—	—	—	3,327
Employee stock relinquished for payment of taxes	—	—	(1,469)	—	—	—	(1,469)
Balance as of March 31, 2024	39,345	$393	$8,928	$1,493,023	$(373,018)	$66,992	$1,196,318
Components of comprehensive income, net of tax:
Net income	—	—	—	21,516	—	3,598	25,114
Foreign currency translation adjustments	—	—	—	—	(7,563)	(6,695)	(14,258)
Cash flow hedges	—	—	—	—	(1,293)	—	(1,293)
Debt securities available-for-sale	—	—	—	—	65	—	65
Distributions to noncontrolling interests	—	—	—	—	—	(6,080)	(6,080)
Contributions from noncontrolling interests	—	—	—	—	—	—	—
Vesting of restricted stock	72	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	—	—	—	—	—	—	—
Share-based compensation expense	—	—	3,555	—	—	—	3,555
Employee stock relinquished for payment of taxes	—	—	(143)	—	—	—	(143)
Balance as of June 30, 2024	39,417	$394	$12,339	$1,514,539	$(381,809)	$57,815	$1,203,278

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,777	$36,867
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	8,252	6,882
Depreciation, amortization and impairment	6,272	5,357
Gain on sale of equity method investment	(38,403)	—
Amortization of debt premium and issuance costs	3,863	4,531
Changes in expected recoveries	(61,214)	(124,994)
Deferred income taxes	(2,733)	(2,073)
Net unrealized foreign currency transaction gain	(13,055)	(11,215)
Other	935	(1,027)
Changes in operating assets and liabilities:
Other assets	(6,451)	(1,046)
Accrued expenses, accounts payable and other liabilities	(17,733)	(15,770)
Net cash used in operating activities	(65,490)	(102,488)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(2,178)	(1,832)
Purchases of nonperforming loan portfolios	(633,308)	(625,186)
Recoveries collected and applied to Finance receivables, net	554,715	520,940
Purchases of investments	(57,898)	(48,247)
Proceeds from sales and maturities of investments	105,261	58,130
Net cash used in investing activities	(33,408)	(96,195)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	407,127	435,341
Principal payments on lines of credit	(245,297)	(604,938)
Principal payments on long-term debt	(5,000)	(7,500)
Proceeds from issuance of Senior Notes due 2030	—	400,000
Repurchases of common stock	(10,000)	—
Payments of origination costs and fees	(878)	(5,111)
Tax withholdings related to share-based payments	(2,052)	(1,612)
Distributions to noncontrolling interests	(15,040)	(17,412)
Net increase/(decrease) in interest-bearing deposits	(22,960)	5,058
Net cash provided by financing activities	105,900	203,826
Effect of foreign exchange rates	20,885	1,082
Net increase in cash, cash equivalents and restricted cash	27,887	6,225
Cash, cash equivalents and restricted cash, beginning of period	107,431	113,692
Cash, cash equivalents and restricted cash, end of period	$135,318	$119,917

Supplemental disclosure of cash flow information
Cash paid for interest	$132,590	$116,575
Cash paid for income taxes	19,551	15,326
Reconciliation to Balance Sheet accounts
Cash and cash equivalents	$131,592	$118,865
Restricted cash included in Other assets	3,726	1,052
Cash, cash equivalents and restricted cash	$135,318	$119,917

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. Realized results could differ from those estimates and assumptions. These unaudited Consolidated Financial Statements may not be indicative of future results and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
Prior period reclassifications
In the Consolidated Statements of Cash Flows, certain prior period amounts have been reclassified for consistency with the current period presentation.
Note 2. Finance Receivables, net
Finance receivables, net consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,562,576	4,140,742
Balance as of end of period	$4,562,576	$4,140,742
Changes in Finance receivables, net by portfolio type for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of period	$3,986,864	$321,470	$4,308,334	$3,298,092	$352,103	$3,650,195
Initial negative allowance for expected recoveries on current period purchases (1)	319,562	26,943	346,505	326,752	52,617	379,369
Recoveries collected and applied to Finance receivables, net (2)	(251,657)	(37,940)	(289,597)	(226,247)	(43,033)	(269,280)
Changes in expected recoveries (3)	25,342	7,950	33,292	65,747	7,573	73,320
Foreign currency translation adjustment	154,158	9,884	164,042	(13,623)	205	(13,418)
Balance as of end of period	$4,234,269	$328,307	$4,562,576	$3,450,721	$369,465	$3,820,186

	Six Months Ended June 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of period	$3,809,723	$331,019	$4,140,742	$3,295,214	$361,384	$3,656,598
Initial negative allowance for expected recoveries on current period purchases (1)	593,455	44,752	638,207	545,409	79,777	625,186
Recoveries collected and applied to Finance receivables, net (2)	(483,140)	(71,575)	(554,715)	(441,463)	(79,477)	(520,940)
Changes in expected recoveries (3)	51,667	9,547	61,214	115,311	9,683	124,994
Foreign currency translation adjustment	262,564	14,564	277,128	(63,750)	(1,902)	(65,652)
Balance as of end of period	$4,234,269	$328,307	$4,562,576	$3,450,721	$369,465	$3,820,186
(1) Initial negative allowance for expected recoveries on current period purchases
The initial negative allowance for expected recoveries on current period purchases for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,635,702)	$(87,742)	$(1,723,444)	$(1,758,462)	$(203,614)	$(1,962,076)
Writeoffs, net	1,635,702	87,742	1,723,444	1,758,462	203,614	1,962,076
Expected recoveries	319,562	26,943	346,505	326,752	52,617	379,369
Initial negative allowance for expected recoveries on current period purchases	$319,562	$26,943	$346,505	$326,752	$52,617	$379,369

	Six Months Ended June 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(3,053,673)	$(161,334)	$(3,215,007)	$(3,017,051)	$(277,228)	$(3,294,279)
Writeoffs, net	3,053,673	161,334	3,215,007	3,017,051	277,228	3,294,279
Expected recoveries	593,455	44,752	638,207	545,409	79,777	625,186
Initial negative allowance for expected recoveries on current period purchases	$593,455	$44,752	$638,207	$545,409	$79,777	$625,186
The purchase price on current period purchases for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$2,269,417	$129,842	$2,399,259	$2,402,148	$279,417	$2,681,565
Noncredit discount	(314,153)	(15,157)	(329,310)	(316,934)	(23,186)	(340,120)
Allowance for credit losses at acquisition	(1,635,702)	(87,742)	(1,723,444)	(1,758,462)	(203,614)	(1,962,076)
Purchase price	$319,562	$26,943	$346,505	$326,752	$52,617	$379,369

	Six Months Ended June 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$4,235,481	$231,316	$4,466,797	$4,110,779	$393,633	$4,504,412
Noncredit discount	(588,353)	(25,230)	(613,583)	(548,319)	(36,628)	(584,947)
Allowance for credit losses at acquisition	(3,053,673)	(161,334)	(3,215,007)	(3,017,051)	(277,228)	(3,294,279)
Purchase price	$593,455	$44,752	$638,207	$545,409	$79,777	$625,186

(2) Recoveries collected and applied to Finance receivables, net
Recoveries collected and applied to Finance receivables, net for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$491,074	$49,457	$540,531	$423,659	$54,911	$478,570
Amounts reclassified to portfolio income (b)	(239,417)	(11,517)	(250,934)	(197,412)	(11,878)	(209,290)
Recoveries collected and applied to Finance receivables, net	$251,657	$37,940	$289,597	$226,247	$43,033	$269,280

	Six Months Ended June 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$952,043	$94,564	$1,046,607	$829,972	$102,314	$932,286
Amounts reclassified to portfolio income (b)	468,903	22,989	491,892	388,509	22,837	411,346
Recoveries collected and applied to Finance receivables, net	$483,140	$71,575	$554,715	$441,463	$79,477	$520,940
(a)Includes cash collections, buybacks and other cash-based adjustments.
(b)Reclassifications from Finance receivables, net to Portfolio income based on the effective interest rate of the underlying account pools.
(3) Changes in expected recoveries
Changes in expected recoveries for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$32,316	$7,986	$40,302	$46,830	$7,430	$54,260
Changes in expected future recoveries	(6,974)	(36)	(7,010)	18,917	143	19,060
Changes in expected recoveries	$25,342	$7,950	$33,292	$65,747	$7,573	$73,320
Changes in expected recoveries for the three months ended June 30, 2025 were $33.3 million, which included $40.3 million in recoveries collected in excess of forecast (cash collections overperformance) and a $7.0 million negative adjustment in changes in expected future recoveries. Recoveries collected in excess of forecast were largely due to cash collections overperformance in Europe, U.S., and Brazil. Changes in expected future recoveries were primarily due to a decrease to the collections forecast on the 2023 U.S. Core pool, which was partially offset by the impact of increases to the Company's collections forecasts in Europe.
Changes in expected recoveries for the three months ended June 30, 2024 were $73.3 million, which included $54.3 million in recoveries collected in excess of forecast, due mainly to collections performance in the U.S., driven in large part by the Company's cash-generating initiatives, coupled with collections performance in Europe. Changes in expected future recoveries of $19.1 million mainly reflect the Company's assessment of certain pools in the U.S. and Europe, resulting in an increase to the expected cash flows based primarily on overperformance in recent periods. The increase in expected cash flows was driven in large part by forecast increases to the 2013 to 2019 U.S. Core pools, as well as increases to a number of pools in Europe.
Changes in expected recoveries for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Six Months Ended June 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$46,606	$10,196	$56,802	$80,748	$9,350	$90,098
Changes in expected future recoveries	5,061	(649)	4,412	34,563	333	34,896
Changes in expected recoveries	$51,667	$9,547	$61,214	$115,311	$9,683	$124,994

Changes in expected recoveries for the six months ended June 30, 2025 were $61.2 million, which included $56.8 million in recoveries collected in excess of forecast (cash collections overperformance) and $4.4 million in changes in expected future recoveries. Recoveries collected in excess of forecast were largely due to cash collections overperformance in Europe and Brazil. Changes in expected future recoveries were primarily due to the impact of increases to the Company's collections forecasts on certain European pools, which was partially offset by decreases to the Company's collections forecasts on the 2023 U.S. Core pool.
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
Note 3. Investments
Investments consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Debt securities
Available-for-sale	$64,774	$55,762
Equity securities
Private equity funds	1,726	1,848
Equity method investment	—	8,694
Total investments	$66,500	$66,304
Debt securities
As of June 30, 2025, the Company's debt securities consisted of Swedish treasury securities maturing within one year. As of June 30, 2025 and December 31, 2024, the amortized cost and fair value of these investments were as follows (in thousands):

	June 30, 2025			December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Debt securities	$64,600	$174	$64,774	$55,556	$206	$55,762
Equity method investment
The Company's equity method investment of 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing company for nonperforming loans in Brazil, was sold in April 2025. The Company recorded a $38.4 million pretax gain on sale in its Consolidated Financial Statements for the three months ended June 30, 2025. The sale does not impact the Company's ownership of existing portfolio investments in Brazil, nor its existing operations or future portfolio investments in Brazil.
Note 4. Goodwill
Changes in goodwill for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance as of beginning of period	$420,715	$411,846	$396,357	$431,564
Foreign currency translation	18,734	3,800	43,092	(15,918)
Balance as of end of period	$439,449	$415,646	$439,449	$415,646
The Company performs an annual review of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist. The Company evaluated whether any triggering events had occurred as of June 30, 2025, which included consideration of market conditions, and determined that an interim impairment test of goodwill did not need to be performed.

Note 5. Borrowings
Borrowings consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
North American revolving credit facility (1)	$667,875	$519,519
North American term loan (2)	465,111	470,111
United Kingdom revolving credit facility (3)	479,282	494,185
European revolving credit facility (4)	713,529	555,726
Credit facility borrowings	2,325,797	2,039,541
2028 senior notes	398,000	398,000
2029 senior notes	350,000	350,000
2030 senior notes	550,000	550,000
Senior notes	1,298,000	1,298,000
Credit facility borrowings and senior notes	3,623,797	3,337,541
Unamortized debt premium and issuance costs, net	(9,589)	(10,920)
Total borrowings	$3,614,208	$3,326,621
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
On April 24, 2025, the European revolving credit facility was amended and restated; however, the terms have not changed substantially from the terms described in the 2024 Form 10-K.
The Company was in compliance with the covenants contained in its financing arrangements as of June 30, 2025.
Note 6. Derivatives
The Company periodically enters into interest rate swaps and foreign exchange contracts to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. The fair value of these instruments as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

	June 30, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	Other assets	$2,508	Other assets	$8,514
Interest rate swaps	Other liabilities	10,904	Other liabilities	4,797
Not designated as hedging instruments:
Foreign exchange contracts	Other assets	256	Other assets	2,209
Foreign exchange contracts	Other liabilities	3,167	Other liabilities	166

Derivatives designated as hedging instruments
The effects of interest rate swaps designated as cash flow hedging instruments for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Gain/(loss) recognized in OCI, net of tax
	Three Months Ended June 30,		Six Months Ended June 30,
Hedging instrument	2025	2024	2025	2024
Interest rate swaps	$(4,086)	$2,860	$(4,010)	$9,930

	Gain reclassified from OCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Income statement location	2025	2024	2025	2024
Interest expense, net	$2,914	$5,532	$5,577	$11,206
As of June 30, 2025 and December 31, 2024, the notional amount of outstanding interest rate swaps was $908.8 million and $800.7 million, respectively. These swaps remained highly effective as of June 30, 2025 and have remaining terms ranging from seven months to five years. As of June 30, 2025, the amounts of derivative gains and losses included in other comprehensive income ("OCI") that are estimated to be reclassified into earnings within the next 12 months net to $0.
Derivatives not designated as hedging instruments
The effects of foreign exchange contracts not designated as hedging instruments for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Income statement location	2025	2024	2025	2024
Foreign exchange (loss)/gain, net	$(17,190)	$726	$(15,696)	$826
Interest expense, net	150	117	(1)	309
As of June 30, 2025 and December 31, 2024, the notional amount of outstanding foreign exchange contracts was $477.6 million and $376.4 million, respectively.
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

Financial instruments carried at fair value
As of June 30, 2025 and December 31, 2024, financial instruments measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
June 30, 2025
Assets
Government securities	$64,774	$—	$—	$64,774
Derivatives (1)	—	2,764	—	2,764
Liabilities
Derivatives (1)	—	14,071	—	14,071
December 31, 2024
Assets
Government securities	$55,762	$—	$—	$55,762
Derivatives (1)	—	10,723	—	10,723
Liabilities
Derivatives (1)	—	4,963	—	4,963
(1)Fair value of derivatives is estimated using industry standard valuation models, which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and other factors.

Financial instruments not carried at fair value
As of June 30, 2025 and December 31, 2024, the estimated fair value and carrying amount of financial instruments not carried at fair value were as follows (in thousands):

	Estimated Fair Value
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Carrying Value
June 30, 2025
Financial assets
Cash and cash equivalents	$131,592	$—	$—	$131,592
Finance receivables, net (1)	—	—	4,338,291	4,562,576
Financial liabilities
Interest-bearing deposits (2)	—	168,656	—	168,656
Revolving lines of credit (3)	—	1,860,686	—	1,860,686
Term loan (3) (5)	—	465,111	—	465,111
Senior notes (4) (5)	—	1,303,947	—	1,298,000
December 31, 2024
Financial assets
Cash and cash equivalents	$105,938	$—	$—	$105,938
Finance receivables, net (1)	—	—	3,523,949	4,140,742
Financial liabilities
Interest-bearing deposits (2)	—	163,406	—	163,406
Revolving lines of credit (3)	—	1,569,430	—	1,569,430
Term loan (3) (5)	—	470,111	—	470,111
Senior notes (4) (5)	—	1,301,244	—	1,298,000
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

Note 8. Accumulated Other Comprehensive Income/Loss
Reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Cash flow hedges	Income Statement location	2025	2024	2025	2024
Interest rate swaps	Interest expense, net	$2,914	$5,532	$5,577	$11,206
Income tax effect (1)	Income tax expense	(703)	(1,378)	(1,348)	(2,790)
Total gain on cash flow hedges		$2,211	$4,154	$4,229	$8,416
(1)Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.
Changes in Accumulated other comprehensive loss by component, after tax, for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended June 30,
	2025				2024
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance as of beginning of period	$24	$169	$(365,106)	$(364,913)	$111	$9,405	$(382,534)	$(373,018)
Other comprehensive gain/(loss) before reclassifications	148	(4,086)	87,328	83,390	65	2,861	(7,563)	(4,637)
Reclassifications, net	—	(2,211)	—	(2,211)	—	(4,154)	—	(4,154)
Net current period other comprehensive gain/(loss)	148	(6,297)	87,328	81,179	65	(1,293)	(7,563)	(8,791)
Balance as of end of period	$172	$(6,128)	$(277,778)	$(283,734)	$176	$8,112	$(390,097)	$(381,809)
(1)Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(2.0) million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively

	Six Months Ended June 30,
	2025				2024
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance at beginning of period	$205	$2,111	$(445,710)	$(443,394)	$65	$6,597	$(336,561)	$(329,899)
Other comprehensive gain/(loss) before reclassifications	(33)	(4,010)	167,932	163,889	111	9,931	(53,536)	(43,494)
Reclassifications, net	—	(4,229)	—	(4,229)	—	(8,416)	—	(8,416)
Net current period other comprehensive gain/(loss)	(33)	(8,239)	167,932	159,660	111	1,515	(53,536)	(51,910)
Balance at end of period	$172	$(6,128)	$(277,778)	$(283,734)	$176	$8,112	$(390,097)	$(381,809)
(1)Net of deferred taxes for unrealized (gains)/losses from cash flow hedges $(2.0) million and $(2.7) million for the six months ended June 30, 2025 and 2024, respectively.

Note 9. Earnings per Share
The following tables provide a reconciliation between basic earnings per share ("EPS") and diluted EPS for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2025			2024
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$42,374	39,323	$1.08	$21,516	39,364	$0.55
Dilutive effect of nonvested share awards		62	—		182	(0.01)
Diluted EPS	$42,374	39,385	$1.08	$21,516	39,546	$0.54

	Six Months Ended June 30,
	2025			2024
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$46,033	39,436	$1.17	$24,991	39,319	$0.64
Dilutive effect of nonvested share awards		100	—		178	(0.01)
Diluted EPS	$46,033	39,536	$1.16	$24,991	39,497	$0.63
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
In February 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its outstanding common stock. During the three months ended June 30, 2025, the Company repurchased 660,395 shares of its common stock for an aggregate cost of approximately $10.0 million at an average price of $15.14 per share. As of June 30, 2025, there was $57.7 million remaining for share repurchases under the program. The Company's practice is to retire the shares it repurchases. Repurchases are subject to restrictive covenants contained in the Company's credit facilities and the indentures that govern its senior notes.
Note 10. Income Taxes
The Company's effective tax rate for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$61,128	$33,816	$74,504	$47,955
Income tax expense	$15,415	$8,702	$19,727	$11,088
Effective tax rate	25.2%	25.7%	26.5%	23.1%
The relationship between Income before income taxes and Income tax expense for the three and six months ended June 30, 2025 and 2024 was impacted by changes in the mix of income from different taxing jurisdictions and the timing of certain discrete items.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. The Company is evaluating the impact this law may have on its income taxes.
Note 11. Commitments and Contingencies
Forward flow agreements
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from six to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of June 30, 2025, the estimated minimum contractual purchase obligation under forward flow agreements was not significant.
Litigation and regulatory matters
The Company and its subsidiaries are from time-to-time subject to a variety of legal and regulatory claims, inquiries, proceedings, and other matters, including those described in Note 14 to the Consolidated Financial Statements in the 2024 Form 10-K. The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates involve significant judgment, and accordingly, the Company's estimates will change from time-to-time, and actual expenses could exceed the current estimates. As of June 30, 2025, there were no material developments in any of the previously disclosed legal proceedings.
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
Other significant segment items
Other significant segment items not presented in the Company's Consolidated Income Statements or Consolidated Balance Sheets for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$65,407	$57,757	$128,802	$112,114
Interest income	3,046	2,404	5,471	4,483
Depreciation and amortization	2,503	2,637	5,441	5,357

			June 30, 2025	December 31, 2024
Equity method investment			—	8,694
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

EXECUTIVE OVERVIEW
We are a global financial services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. Our Core operation specializes in purchasing and collecting nonperforming loans, which are sold by credit originators when they choose not to pursue, or have been unsuccessful in, collecting the full balance owed. Our Insolvency operation consists primarily of purchasing and collecting on nonperforming loans where the customer is involved in a bankruptcy or similar proceeding. Our global investment team leverages our deep seller relationships to identify purchasing opportunities, and we make purchasing offers based upon proprietary models backed by over 25 years of data. We develop collections strategies and execute on collections activity via call center, digital, and legal channels (where appropriate) and single payment or payment plans (short duration, long duration or hardship accommodation).
Financial highlights

Second Quarter of 2025	June 30, 2025 Year-to-Date

Portfolio purchases of $346.5 million.	Portfolio purchases of $638.2 million.
–Americas and Australia: $199.3 million.	–Americas and Australia: $377.7 million.
–Europe: $147.2 million.	–Europe: $260.5 million.
–8.7% decrease compared to Q2 2024.	–2.1% increase compared to prior year period.

Cash collections of $536.3 million.	Cash collections of $1,033.7 million.
–Americas and Australia: $326.0 million.	–Americas and Australia: $637.9 million.
–Europe: $210.3 million.	–Europe: $395.8 million.
–13.2% increase compared to Q2 2024.	–11.9% increase compared to prior year period.

Net income attributable to PRA of $42.4 million.	Net income attributable to PRA of $46.0 million.
–Diluted earnings per share: $1.08.	–Diluted earnings per share: $1.16.
–96.9% increase compared to Q2 2024.	–84.2% increase compared to prior year period.
With continued focus on disciplined portfolio purchasing, in the second quarter of 2025 we purchased $346.5 million of finance receivables at attractive purchase price multiples and recorded a 19.9% increase in portfolio income over the same quarter last year. Under the direction of our new Chief Executive Officer, Martin Sjolund, we plan to continue the transformation of our U.S. business by focusing on our three strategic pillars – optimizing investments, operational execution, and managing expenses.
As of June 30, 2025, estimated remaining collections of $8.3 billion represented an increase of 11.2% compared to December 31, 2024 and 21.9% compared to June 30, 2024, with $4.1 billion related to the Americas and Australia and $4.2 billion to Europe.
Operating expenses of $202.6 million in the second quarter of 2025 represented an increase of 3.9% compared to the second quarter of 2024. For the year-to-date period, operating expenses were $397.6 million, an increase of 3.5% over the prior year's period.
During the second quarter, we completed the previously announced sale of our 11.7% interest in RCB Investimentos S.A. ("RCB"), a servicing company for nonperforming loans in Brazil, for a pre-tax gain on the sale of $38.4 million. The proceeds were used for portfolio purchases and general corporate needs. The sale does not impact our ownership of existing portfolio investments in Brazil, nor our existing operations or future portfolio investments in Brazil.

SUMMARY OF SELECTED FINANCIAL DATA

As of or for the period ended (in thousands, except per share, ratio, headcount data or where otherwise noted)	Second Quarter			Year-to-Date
	2025	2024	% Change	2025	2024	% Change
Income statement
Portfolio income	$250,934	$209,290	19.9%	$491,892	$411,346	19.6%
Changes in expected recoveries	33,292	73,320	(54.6)	61,214	124,994	(51.0)
Total revenues	287,688	284,229	1.2	557,307	539,815	3.2
Total operating expenses	202,577	195,007	3.9	397,619	384,197	3.5
Interest expense, net	62,361	55,353	12.7	123,331	107,631	14.6
Gain on sale of equity method investment	38,403	—	—	38,403	—	—
Income before income taxes	61,128	33,816	80.8	74,504	47,955	55.4
Income tax expense	15,415	8,702	77.1	19,727	11,088	77.9
Net income attributable to PRA Group, Inc.	42,374	21,516	96.9	46,033	24,991	84.2
Diluted earnings per share	$1.08	$0.54	100.0%	$1.16	$0.63	84.1%
Performance data and ratios
Net income/(loss) attributable to PRA Group (last 12 months)	$91,643	$3,945	2223.0%
Adjusted EBITDA (last 12 months) (1)	1,240,092	1,065,186	16.4%
Cash efficiency ratio (2)	62.4%	58.9%		61.7%	58.4%
Return on average Total stockholders' equity - PRA Group (3)	13.3	7.6		7.5	4.4
Return on average tangible equity (4)	20.0	11.9		11.4	6.9
Adjusted return on average tangible equity (5)	6.0	11.9		4.0	6.9
Portfolio volumes
Portfolio purchases	$346,505	$379,369	(8.7)%	$638,207	$625,186	2.1%
Cash collections	536,288	473,882	13.2	1,033,724	923,400	11.9
Estimated remaining collections (period-end)	8,294,310	6,802,246	21.9
Balance sheet (period-end)
Finance receivables, net	$4,562,576	$3,820,186	19.4%
Borrowings	3,614,208	3,113,777	16.1
Total stockholders' equity - PRA Group, Inc.	1,336,925	1,145,463	16.7
Credit facility availability (period-end)
Based on current ERC	$521,613	$741,927	(29.7)%
Additional availability	319,057	706,614	(54.8)
Total availability	840,670	1,448,541	(42.0)
Headcount (period-end)
Full-time equivalents	2,897	3,158	(8.3)%
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
(5)Adjusted return on average tangible equity is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Net income attributable to PRA Group, Inc., the most directly comparable financial measure calculated and reported in accordance with GAAP, to Adjusted net income attributable to PRA Group, Inc.

RESULTS OF OPERATIONS
Three months ended June 30, 2025 ("Second Quarter 2025" or "Q2 2025") compared to three months ended June 30, 2024 ("Second Quarter 2024" or "Q2 2024"); and six months ended June 30, 2025 ("Year-to-Date 2025") compared to six months ended June 30, 2024 ("Year-to-Date 2024").
Portfolio purchases
Portfolio purchases were as follows for the periods indicated (in thousands):

	Second Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Americas and Australia Core	$177,097	$198,761	$(21,664)	(10.9)%	$342,600	$373,421	$(30,821)	(8.3)%
Americas Insolvency	22,186	26,627	(4,441)	(16.7)	35,139	48,783	(13,644)	(28.0)
Total Americas and Australia	199,283	225,388	(26,105)	(11.6)	377,739	422,204	(44,465)	(10.5)
Europe Core	142,465	127,991	14,474	11.3	250,855	171,988	78,867	45.9
Europe Insolvency	4,757	25,990	(21,233)	(81.7)	9,613	30,994	(21,381)	(69.0)
Total Europe	147,222	153,981	(6,759)	(4.4)	260,468	202,982	57,486	28.3
Total portfolio purchases	$346,505	$379,369	$(32,864)	(8.7)%	$638,207	$625,186	$13,021	2.1%
Total portfolio purchases were $346.5 million in Q2 2025, a decrease of $32.9 million, or 8.7%, compared to $379.4 million in Q2 2024. Europe portfolio purchases decreased $6.8 million and Americas and Australia portfolio purchases decreased $26.1 million.
Total year-to-date portfolio purchases were $638.2 million in 2025, an increase of $13.0 million, or 2.1%, compared to $625.2 million in 2024. An increase in Europe portfolio purchases of $57.5 million was partially offset by a decrease in Americas and Australia purchases of $44.5 million. Our portfolio purchases reflect our global framework that seeks to optimize our deployment of capital to achieve appropriate returns and take advantage of opportunities in our markets.
Cash collections
Cash collections were as follows for the periods indicated (in thousands):

	Second Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Americas and Australia Core	$301,698	$263,828	$37,870	14.4%	$589,858	$520,689	$69,169	13.3%
Americas Insolvency	24,329	26,971	(2,642)	(9.8)	48,029	52,179	(4,150)	(8.0)
Total Americas and Australia	326,027	290,799	35,228	12.1	637,887	572,868	65,019	11.3
Europe Core	185,652	156,739	28,913	18.4	350,023	302,672	47,351	15.6
Europe Insolvency	24,609	26,344	(1,735)	(6.6)	45,814	47,860	(2,046)	(4.3)
Total Europe	210,261	183,083	27,178	14.8	395,837	350,532	45,305	12.9
Total cash collections	$536,288	$473,882	$62,406	13.2%	$1,033,724	$923,400	$110,324	11.9%
Total cash collections were $536.3 million in Q2 2025, an increase of $62.4 million, or 13.2%, compared to $473.9 million in Q2 2024. The increase was primarily due to an increase in U.S. and Europe Core cash collections, mainly due to higher recent purchasing levels. U.S. Core collections increased $40.9 million. Europe Core collections increased $28.9 million, spread broadly across most of our markets. These increases were partially offset by an $8.2 million decrease in cash collections in Brazil, due in large part to variation in the foreign exchange rate and lower recent purchasing levels.
Total year-to-date cash collections were $1.03 billion in 2025, an increase of $110.3 million, or 11.9%, compared to $923.4 million in 2024. The increase was primarily due to an increase in U.S. and Europe Core cash collections mainly due to higher recent purchasing levels. U.S. Core collections increased $80.5 million. Europe Core collections increased $47.4 million, spread broadly across most of our markets. These increases were partially offset by an $18.8 million decrease in cash collections in Brazil, due in large part to variation in the foreign exchange rate and lower recent purchasing levels.

Portfolio revenue
Portfolio revenue was as follows for the periods indicated (in thousands):

	Second Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Portfolio income	$250,934	$209,290	$41,644	19.9%	$491,892	$411,346	$80,546	19.6%
Recoveries collected in excess of forecast	40,302	54,260	(13,958)	(25.7)	56,802	90,098	(33,296)	(37.0)
Changes in expected future recoveries	(7,010)	19,060	(26,070)	(136.8)	4,412	34,896	(30,484)	(87.4)
Changes in expected recoveries	33,292	73,320	(40,028)	(54.6)	61,214	124,994	(63,780)	(51.0)
Total portfolio revenue	$284,226	$282,610	$1,616	0.6%	$553,106	$536,340	$16,766	3.1%
Total portfolio revenue was $284.2 million in Q2 2025, an increase of $1.6 million, or 0.6%, compared to $282.6 million in Q2 2024. Portfolio income increased $41.6 million, or 19.9%, driven largely by the impact of higher purchasing and improved pricing in the U.S. beginning in 2023, while changes in expected recoveries decreased $40.0 million. Recoveries collected in excess of forecast decreased $14.0 million due primarily to lower overperformance in Q2 2025 on most U.S. Core pools compared to Q2 2024. This decrease was partially offset by higher overperformance on our European pools. Changes in expected future recoveries decreased $26.1 million due largely to a decrease to the collections forecast on the 2023 U.S. Core pool.
Total year-to-date portfolio revenue was $553.1 million in 2025, an increase of $16.8 million, or 3.1%, compared to $536.3 million in 2024. Portfolio income increased $80.5 million, or 19.6%, driven largely by the impact of higher purchasing and improved pricing in the U.S. beginning in 2023, while changes in expected recoveries decreased $63.8 million. Recoveries collected in excess of forecast decreased $33.3 million due primarily to lower overperformance in 2025 on most U.S. Core pools compared to 2024. This decrease was partially offset by higher overperformance on our European pools. Changes in expected future recoveries decreased $30.5 million due largely to decreases to our collections forecasts on certain U.S. Core pools.
Operating expenses were as follows for the periods indicated (in thousands):

	Second Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Compensation and benefits	$75,724	$74,241	$1,483	2.0%	$149,047	$147,838	$1,209	0.8%
Legal collection costs	37,583	35,274	2,309	6.5	70,977	61,965	9,012	14.5
Legal collection fees	15,625	13,762	1,863	13.5	30,855	25,874	4,981	19.3
Agency fees	22,688	21,008	1,680	8.0	44,056	40,731	3,325	8.2
Professional and outside services	21,071	18,124	2,947	16.3	42,174	43,174	(1,000)	(2.3)
Communication	9,417	11,577	(2,160)	(18.7)	19,894	24,155	(4,261)	(17.6)
Rent and occupancy	3,504	4,136	(632)	(15.3)	6,984	8,280	(1,296)	(15.7)
Depreciation, amortization and impairment	2,503	2,637	(134)	(5.1)	6,272	5,357	915	17.1
Other operating expenses	14,462	14,248	214	1.5	27,360	26,823	537	2.0
Total operating expenses	$202,577	$195,007	$7,570	3.9%	$397,619	$384,197	$13,422	3.5%
Compensation and benefits
Compensation and benefits expense was $75.7 million in Q2 2025, an increase of $1.5 million, or 2.0%, compared to Q2 2024. Year-to-date compensation and benefits expense increased $1.2 million, or 0.8%, compared to the 2024 period. The increases were primarily due to higher non-collector wage costs in the current year periods, partially offset by a decrease in our collector compensation as we continue to leverage third parties and offshore call centers.
Legal collection costs
Legal collection costs consist primarily of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Q2 2025 legal collection costs increased $2.3 million, or 6.5%, compared to Q2 2024, primarily due to increased activity in our U.S. legal collections channel. The growth of legal collections activity in the U.S. also drove the $9.0 million, or 14.5%, increase for the year-to-date 2025 period.

Legal collection fees
Legal collection fees represent contingent fees incurred for cash collections generated by our third-party attorney network. Q2 2025 fees increased $1.9 million, or 13.5%, compared to Q2 2024, mainly reflecting higher external legal collections within our U.S. Core portfolio. Increased external legal collections in the U.S. were also the primary driver of the $5.0 million, or 19.3%, increase for the year-to-date 2025 period.
Agency fees
Agency fees primarily represent third-party collection fees. Higher fees paid to third-party debt collection agencies in the U.S. and Europe drove both the Q2 2025 increase of $1.7 million, or 8.0%, compared to Q2 2024, and the year-to-date 2025 increase of $3.3 million, or 8.2%.
Professional and outside services
Professional and outside services expense includes expenses related to third-party service providers and corporate legal activities. Q2 2025 expense increased $2.9 million, or 16.3%, compared to Q2 2024, primarily due to increased investment in call center offshoring to provide greater operating flexibility. Year-to-date 2025 expenses decreased $1.0 million, or 2.3%, compared to 2024, mainly reflecting lower legal expenses and consulting fees in the U.S., partially offset by increased investment in call center offshoring.
Communication
Communication expense relates mainly to correspondence, network and calling costs associated with our collection efforts. Q2 2025 communication expense decreased $2.2 million, or 18.7%, compared to Q2 2024, primarily due to a mix of lower-cost communications strategies utilized in our U.S. business. The use of lower-cost communications strategies utilized in our U.S. business was also primarily responsible for the decrease of $4.3 million, or 17.6% in the year-to-date 2025 period.
Interest expense, net
Interest expense, net was as follows for the periods indicated (in thousands):

	Second Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest on revolving credit facilities and term loan, and unused line fees	$38,534	$33,180	$5,354	16.1%	$75,116	$67,135	$7,981	11.9%
Interest on senior notes	24,911	22,246	2,665	12.0	49,823	40,448	9,375	23.2
Amortization of debt premium and issuance costs, net	1,962	2,331	(369)	(15.8)	3,863	4,531	(668)	(14.7)
Interest income	(3,046)	(2,404)	(642)	26.7	(5,471)	(4,483)	(988)	22.0
Interest expense, net	$62,361	$55,353	$7,008	12.7%	$123,331	$107,631	$15,700	14.6%
Interest expense, net was $62.4 million in Q2 2025, an increase of $7.0 million, or 12.7%, compared to Q2 2024. Year-to-date 2025 interest expense, net increased 14.6% to $123.3 million. The increases in both the quarterly and year-to-date periods were primarily due to a higher average debt balance in the current year period to support higher levels of portfolio investments.
Income tax expense
Income tax expense was as follows for the periods indicated (in thousands):

	Second Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income tax expense	$15,415	$8,702	$6,713	77.1%	$19,727	$11,088	$8,639	77.9%
Effective tax rate	25.2%	25.7%			26.5%	23.1%
Income tax expense was $15.4 million in Q2 2025, an increase of $6.7 million, or 77.1%, compared to Q2 2024. The effective tax rate in Q2 2025 was 25.2% compared to 25.7% in Q2 2024. Year-to-date 2025 income tax expense increased 77.9% to $19.7 million. The changes in the effective tax rates in both the quarterly and year-to-date periods were primarily due to changes in the mix of income from different taxing jurisdictions and the timing and amount of discrete items.

Balance sheet
Finance receivables, net
Finance receivables, net were $4.6 billion as of June 30, 2025, an increase of $421.8 million, or 10.2%, compared to $4.1 billion as of December 31, 2024, driven largely by portfolio acquisitions of $638.2 million and foreign currency translation adjustments of $277.1 million, partially offset by recoveries collected and applied to Finance receivables, net of $554.7 million.
Goodwill
Goodwill was $439.4 million as of June 30, 2025, an increase of $43.1 million, or 10.9%, compared to $396.4 million as of December 31, 2024, due to foreign currency translation adjustments. As of June 30, 2025, goodwill consisted primarily of $412.6 million in our Debt Buying and Collection ("DBC") reporting unit. We performed our most recent annual impairment review of the DBC reporting unit as of October 1, 2024, and concluded that goodwill was not impaired. As of June 30, 2025, we did not identify the occurrence of any triggering events requiring us to perform an interim assessment of goodwill. However, consistent with our most recent annual assessment, the goodwill in our DBC reporting unit may be at-risk for future impairment. If our stock price does not return to higher levels on a sustained basis, this market indicator could be a triggering event indicating possible impairment. Additionally, if our cash flow projections are not met or if other market factors utilized in the impairment test were to deteriorate, including adverse changes in the debt sales market that impact our estimated purchasing volumes and purchase price multiples and an increase in the discount rate, this reporting unit could become impaired.
Borrowings
Borrowings were $3.6 billion as of June 30, 2025, an increase of $287.6 million, or 8.6%, compared to $3.3 billion as of December 31, 2024. The increase was primarily due to incremental net borrowings under our North American and European revolving credit facilities of $147.4 million and $157.8 million, respectively, offset by net payments of $14.9 million on our United Kingdom ("UK") revolving credit facility.
NON-GAAP FINANCIAL MEASURES
We report our financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, our management also uses certain non-GAAP financial measures, including:
•Adjusted EBITDA, to evaluate our performance and to set performance goals;
•ROATE, to monitor and evaluate operating performance relative to our equity; and
•Adjusted ROATE, to standardize ROATE across periods by eliminating certain nonrecurring transactions.
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
•gain on sale of equity method investment; and
•recoveries collected and applied to Finance receivables, net less Changes in expected recoveries.

The following table provides a reconciliation of Net income attributable to PRA Group, Inc. as reported in accordance with GAAP to Adjusted EBITDA for the periods indicated (in thousands):

	Adjusted EBITDA Reconciliation
	Twelve Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Net income attributable to PRA Group, Inc.	$91,643	$70,601
Adjustments:
Income tax expense	29,671	21,032
Foreign exchange loss	138	9
Interest expense, net	244,967	229,267
Other expense (1)	946	851
Depreciation and amortization	10,876	10,792
Impairment of real estate	831	—
Net income attributable to noncontrolling interests	14,840	17,972
Gain on sale of equity method investment	(38,403)	—
Recoveries collected and applied to Finance receivables, net less Changes in expected recoveries	884,583	787,028
Adjusted EBITDA	$1,240,092	$1,137,552
(1)Other expense reflects non-operating activities.
Return on average tangible equity and adjusted return on average tangible equity
We use ROATE, which is a supplemental measure of performance that is not required by, or presented in accordance with, GAAP, to monitor and evaluate operating performance relative to our equity. Management believes ROATE is a useful financial measure for investors in evaluating the effective use of equity, and is an important component of our long-term shareholder return. Average tangible equity is defined as average Total stockholders' equity - PRA Group, Inc. less average goodwill and average other intangible assets. ROATE is calculated by dividing Net income attributable to PRA Group, Inc. by average tangible equity.
ROATE may include certain items that are not indicative of the operating results of our portfolios of nonperforming loans. Accordingly, management believes that Adjusted ROATE is a useful financial measure for investors because it excludes the impact of gains/losses that are not indicative of the operating results of our portfolios of nonperforming loans.

The following table provides a reconciliation of Total stockholders' equity - PRA Group, Inc. as reported in accordance with GAAP to average tangible equity. The table also provides a reconciliation of Net income attributable to PRA Group, Inc. to Adjusted net income attributable to PRA Group, Inc. and provides our ROATE and Adjusted ROATE for the periods indicated (in thousands, except for ratio data):

			Average Tangible Equity Reconciliation (1)
	Balance as of Period End		Second Quarter		Year-to-Date
	June 30, 2025	June 30, 2024	2025	2024	2025	2024
Total stockholders' equity - PRA Group, Inc.	$1,336,925	$1,145,463	$1,278,016	$1,137,395	$1,230,355	$1,147,300
Less: Goodwill	439,449	415,646	430,082	413,746	418,840	419,685
Less: Other intangible assets	1,541	1,597	1,515	1,632	1,494	1,668
Average tangible equity			$846,419	$722,017	$810,021	$725,947

(1)Amounts represent the average balances for the respective periods. Equity balances are not adjusted for gain on sale of equity method investment, which would have de minimus effect on Adjusted ROATE.

			ROATE (2)
			Second Quarter		Year-to-Date
			2025	2024	2025	2024
Net income attributable to PRA Group, Inc.			$42,374	$21,516	$46,033	$24,991
Return on average tangible equity			20.0%	11.9%	11.4%	6.9%
(2)Based on annualized Net income attributable to PRA Group, Inc.

			Adjusted ROATE(3)
			Second Quarter		Year-to-Date
			2025	2024	2025	2024
Net income attributable to PRA Group, Inc.			$42,374	$21,516	$46,033	$24,991
Less: Gain on sale of equity method investment, net of tax			(29,686)	—	(29,686)	—
Adjusted net income attributable to PRA Group, Inc.			$12,688	$21,516	$16,347	$24,991
Adjusted ROATE			6.0%	11.9%	4.0%	6.9%
(3) Based on annualized Adjusted net income attributable to PRA Group, Inc.

SUPPLEMENTAL PERFORMANCE DATA
The tables in this section provide supplemental performance data about our:
•ERC by geography, portfolio type and expected year of collection;
•Core cash collections separated between call center and other collections and legal collections, and constant currency adjusted cash collections; and
•nonperforming loan portfolios and collections by geography, portfolio type and year of purchase.
The collections data presented reflects gross cash collections and does not reflect any costs to collect; therefore, it may not represent relative profitability. The past performance of pools within certain geographies and portfolio types may not be comparable with other locations and portfolio types or indicative of future results. Customer payment patterns in all of the countries in which we operate can be affected by various factors, including general business and economic conditions, seasonal employment trends, income tax refunds and holiday spending habits.
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

Estimated remaining collections
The following table displays our ERC by geography, year and portfolio for the 12 months ending June 30, (in thousands):

	ERC By Geography, Year and Portfolio
	Americas and Australia Core	Americas Insolvency	Total Americas and Australia (1)	Europe Core	Europe Insolvency	Total Europe (2)	Total
2026	$1,090,592	$84,949	$1,175,541	$643,089	$67,040	$710,129	$1,885,670
2027	855,863	66,765	922,628	537,670	48,064	585,734	1,508,362
2028	594,957	47,164	642,121	450,788	32,258	483,046	1,125,167
2029	403,661	27,199	430,860	385,578	19,016	404,594	835,454
2030	276,960	11,658	288,618	333,111	8,732	341,843	630,461
2031	190,725	1,902	192,627	289,058	3,115	292,173	484,800
2032	129,633	36	129,669	251,978	1,200	253,178	382,847
2033	88,879	3	88,882	220,531	605	221,136	310,018
2034	58,778	2	58,780	193,465	339	193,804	252,584
2035	39,591	—	39,591	170,192	115	170,307	209,898
Thereafter	81,961	—	81,961	586,845	243	587,088	669,049
Total ERC	$3,811,600	$239,678	$4,051,278	$4,062,305	$180,727	$4,243,032	$8,294,310
(1)Reflects ERC of $3.5 billion for the U.S. and $513.4 million for other Americas and Australia.
(2)Reflects ERC of $1.7 billion for the UK, $1,079.9 million for Central Europe, $950.8 million for Northern Europe and $509.6 million for Southern Europe.
Cash collections
The following table displays our cash collections by geography and portfolio, Core cash collections separated between call center and other collections and legal collections, and constant currency adjusted cash collections, for the periods indicated (in thousands):

	Cash Collections by Geography and Portfolio
	Second Quarter				Year-to-Date
	2025		2024		2025		2024
Americas and Australia
Call center and other	$166,739	55.3%	$149,693	56.7%	$326,990	55.4%	$304,146	58.4%
Legal	134,959	44.7	114,135	43.3	262,868	44.6	216,543	41.6
Core	301,698	100%	263,828	100%	589,858	100%	520,689	100%
Insolvency	24,329		26,971		48,029		52,180
Total Americas and Australia	$326,027		$290,799		$637,887		$572,869
Europe
Call center and other	$108,881	58.6%	$94,784	60.5%	$211,289	60.4%	$188,007	62.1%
Legal	76,771	41.4	61,955	39.5	138,734	39.6	114,665	37.9
Core	185,652	100%	156,739	100%	350,023	100%	302,672	100%
Insolvency	24,609		$26,344		45,814		$47,859
Total Europe	$210,261		$183,083		$395,837		$350,531
Total Company
Call center and other	275,620	56.6%	244,477	58.1%	538,279	57.3%	492,153	59.8%
Legal	211,730	43.4	176,090	41.9	401,602	42.7	331,208	40.2
Core	487,350	100%	420,567	100%	939,881	100%	823,361	100%
Insolvency	48,938		53,315		93,843		100,039
Total cash collections	$536,288		$473,882		$1,033,724		$923,400
Total cash collections adjusted (1)	$536,288		$481,528		$1,033,724		$920,492
(1)Total cash collections adjusted refers to prior period foreign currency cash collections remeasured at average U.S. dollar exchange rates for the current period.

Purchase Price Multiples as of June 30, 2025 In thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple (5)
Americas and Australia Core
1996-2014	$2,336,839	$6,681,453	$78,176	286%	228%
2015	443,114	927,720	39,069	209%	205%
2016	455,767	1,100,505	50,637	241%	201%
2017	532,851	1,228,005	77,204	230%	193%
2018	653,975	1,547,865	112,494	237%	202%
2019	581,476	1,320,124	100,069	227%	206%
2020	435,668	961,557	108,427	221%	213%
2021	435,846	736,580	207,580	169%	191%
2022	406,082	720,041	264,772	177%	179%
2023	622,583	1,214,966	676,089	195%	197%
2024	823,662	1,734,516	1,394,320	211%	211%
2025	343,542	733,858	702,763	214%	214%
Subtotal	8,071,405	18,907,190	3,811,600
Americas Insolvency
1996-2014	1,414,476	2,723,019	2	193%	155%
2015	63,170	88,194	6	140%	125%
2016	91,442	118,534	75	130%	123%
2017	275,257	359,352	521	131%	125%
2018	97,879	136,921	203	140%	127%
2019	123,077	167,454	682	136%	128%
2020	62,130	90,738	5,352	146%	136%
2021	55,187	74,574	12,891	135%	136%
2022	33,442	47,809	18,764	143%	139%
2023	91,282	119,901	69,577	131%	135%
2024	68,391	99,619	76,563	146%	149%
2025	35,189	55,793	55,042	159%	159%
Subtotal	2,410,922	4,081,908	239,678
Total Americas and Australia	10,482,327	22,989,098	4,051,278
Europe Core
1996-2014	814,553	2,694,589	400,652	331%	205%
2015	411,340	766,350	127,274	186%	160%
2016	333,090	588,053	149,219	177%	167%
2017	252,174	364,311	89,269	144%	144%
2018	341,775	562,173	169,822	164%	148%
2019	518,610	872,535	307,692	168%	152%
2020	324,119	596,976	237,210	184%	172%
2021	412,411	723,959	372,728	176%	170%
2022	359,447	589,618	415,912	164%	162%
2023	410,593	695,957	527,680	170%	169%
2024	451,786	816,563	794,892	181%	180%
2025	264,668	481,332	469,955	182%	182%
Subtotal	4,894,566	9,752,416	4,062,305
Europe Insolvency
2014	10,876	19,178	—	176%	129%
2015	18,973	29,587	—	156%	139%
2016	39,338	58,295	528	148%	130%
2017	39,235	52,549	396	134%	128%
2018	44,908	53,277	1,134	119%	123%
2019	77,218	114,367	7,026	148%	130%
2020	105,440	161,278	13,288	153%	129%
2021	53,230	77,420	16,550	145%	134%
2022	44,604	64,543	29,617	145%	137%
2023	46,558	66,232	44,836	142%	138%
2024	43,459	64,128	52,365	148%	147%
2025	10,186	15,399	14,987	151%	151%
Subtotal	534,025	776,253	180,727
Total Europe	5,428,591	10,528,669	4,243,032
Total PRA Group	$15,910,918	$33,517,767	$8,294,310
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
(4)Non-U.S. amounts are presented at the June 30, 2025 exchange rate.
(5)The original purchase price multiple represents the purchase price multiple at the end of the period of acquisition.

Portfolio Financial Information (1)
In thousands
	June 30, 2025 (year-to-date)				As of June 30, 2025
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables (3)
Americas and Australia Core
1996-2014	$23,044	$10,330	$10,120	$20,450	$26,393
2015	7,178	4,293	(718)	3,575	16,724
2016	9,619	5,698	955	6,653	18,634
2017	15,270	7,890	3,210	11,100	32,512
2018	26,944	11,767	3,909	15,676	58,310
2019	26,477	11,886	(2,579)	9,307	52,962
2020	29,633	12,447	(2,096)	10,351	58,619
2021	34,910	18,512	(3,173)	15,339	107,468
2022	49,942	21,982	(59)	21,923	157,702
2023	124,806	62,995	(24,093)	38,902	369,079
2024	211,045	128,793	8,423	137,216	732,714
2025	30,990	23,444	4,794	28,238	340,417
Subtotal	589,858	320,037	(1,307)	318,730	1,971,534
Americas Insolvency
1996-2014	501	13	494	507	—
2015	60	4	52	56	4
2016	162	11	84	95	67
2017	596	57	309	366	463
2018	624	23	280	303	189
2019	1,701	63	378	441	644
2020	5,937	533	(504)	29	5,083
2021	6,362	915	193	1,108	11,809
2022	5,559	1,154	339	1,493	16,338
2023	14,789	4,316	487	4,803	57,511
2024	10,990	5,672	(1,370)	4,302	56,047
2025	748	1,019	512	1,531	35,689
Subtotal	48,029	13,780	1,254	15,034	183,844
Total Americas and Australia	637,887	333,817	(53)	333,764	2,155,378
Europe Core
1996-2014	48,559	29,327	12,846	42,173	90,532
2015	14,747	6,024	5,641	11,665	62,911
2016	13,241	5,837	2,311	8,148	84,225
2017	7,861	2,879	(1,468)	1,411	59,384
2018	17,709	6,247	1,880	8,127	109,923
2019	31,282	9,921	10,728	20,649	207,280
2020	23,120	8,660	7,602	16,262	144,188
2021	30,880	12,868	5,256	18,124	225,257
2022	35,193	13,631	975	14,606	261,956
2023	47,512	19,141	3,134	22,275	315,245
2024	68,963	29,804	1,798	31,602	442,315
2025	10,956	4,527	2,271	6,798	259,519
Subtotal	350,023	148,866	52,974	201,840	2,262,735
Europe Insolvency
2014	82	—	82	82	—
2015	87	—	87	87	—
2016	289	42	233	275	136
2017	626	24	398	422	261
2018	976	52	288	340	972
2019	3,678	362	339	701	6,034
2020	9,302	728	1,440	2,168	12,348
2021	7,341	898	2,087	2,985	14,880
2022	7,844	1,505	1,514	3,019	25,059
2023	7,721	2,191	1,075	3,266	36,493
2024	7,472	3,113	660	3,773	38,113
2025	396	294	90	384	10,167
Subtotal	45,814	9,209	8,293	17,502	144,463
Total Europe	395,837	158,075	61,267	219,342	2,407,198
Total PRA Group	$1,033,724	$491,892	$61,214	$553,106	$4,562,576
(1)     Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the June 30, 2025 exchange rate.

Cash Collections by Year, By Year of Purchase (1) as of June 30, 2025 In millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total
Americas and Australia Core
1996-2014	$2,336.8	$4,371.9	$727.8	$470.0	$311.2	$222.5	$155.0	$96.6	$68.8	$51.0	$40.2	$49.4	$23.0	$6,587.4
2015	443.1	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	14.1	17.3	7.2	891.7
2016	455.8	—	—	138.7	256.5	194.6	140.6	105.9	74.2	38.4	24.9	24.0	9.6	1,007.4
2017	532.9	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	43.8	39.2	15.3	1,139.6
2018	654.0	—	—	—	—	122.7	361.9	337.7	239.9	146.1	92.9	75.9	26.9	1,404.0
2019	581.5	—	—	—	—	—	143.8	349.0	289.8	177.7	110.3	77.7	26.5	1,174.8
2020	435.7	—	—	—	—	—	—	132.9	284.3	192.0	125.8	87.0	29.6	851.6
2021	435.8	—	—	—	—	—	—	—	85.0	177.3	136.8	98.4	34.9	532.4
2022	406.1	—	—	—	—	—	—	—	—	67.7	195.4	144.7	49.9	457.7
2023	622.5	—	—	—	—	—	—	—	—	—	108.5	285.9	124.8	519.2
2024	823.7	—	—	—	—	—	—	—	—	—	—	145.9	211.0	356.9
2025	343.5	—	—	—	—	—	—	—	—	—	—	—	31.0	31.0
Subtotal	8,071.4	4,371.9	844.8	837.1	860.9	945.1	1,141.4	1,271.8	1,206.9	946.0	892.7	1,045.4	589.7	14,953.7
Americas Insolvency
1996-2014	1,414.5	1,949.8	340.8	213.0	122.9	59.1	22.6	5.8	3.3	2.3	1.5	1.3	0.5	2,722.9
2015	63.2	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	0.3	0.2	0.1	88.3
2016	91.4	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.8	0.9	0.6	0.2	119.5
2017	275.3	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	2.5	0.6	358.9
2018	97.9	—	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	2.5	0.6	136.6
2019	123.1	—	—	—	—	—	13.4	31.4	39.1	37.8	28.7	14.6	1.7	166.7
2020	62.1	—	—	—	—	—	—	6.5	16.1	20.4	19.5	17.0	5.9	85.4
2021	55.2	—	—	—	—	—	—	—	4.6	17.9	17.5	15.3	6.4	61.7
2022	33.4	—	—	—	—	—	—	—	—	3.2	9.2	11.1	5.6	29.1
2023	91.2	—	—	—	—	—	—	—	—	—	9.0	25.1	14.8	48.9
2024	68.4	—	—	—	—	—	—	—	—	—	—	12.1	11.0	23.1
2025	35.2	—	—	—	—	—	—	—	—	—	—	—	0.7	0.7
Subtotal	2,410.9	1,949.8	344.2	249.8	222.5	207.9	180.9	155.3	147.4	129.4	104.2	102.3	48.1	3,841.8
Total Americas and Australia	10,482.3	6,321.7	1,189.0	1,086.9	1,083.4	1,153.0	1,322.3	1,427.1	1,354.3	1,075.4	996.9	1,147.7	637.8	18,795.5
Europe Core
1996-2014	814.5	195.1	297.5	249.9	224.1	209.6	175.3	151.7	151.0	123.6	108.6	101.7	48.6	2,036.7
2015	411.3	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	33.8	30.4	14.7	604.6
2016	333.1	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	27.4	13.2	452.1
2017	252.2	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	17.9	7.9	260.1
2018	341.8	—	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	37.1	17.7	400.5
2019	518.6	—	—	—	—	—	48.0	125.7	121.4	89.8	75.1	68.2	31.3	559.5
2020	324.1	—	—	—	—	—	—	32.3	91.7	69.0	56.1	50.1	23.1	322.3
2021	412.4	—	—	—	—	—	—	—	48.5	89.9	73.0	66.6	30.9	308.9
2022	359.4	—	—	—	—	—	—	—	—	33.9	83.8	74.7	35.2	227.6
2023	410.6	—	—	—	—	—	—	—	—	—	50.2	103.1	47.5	200.8
2024	451.9	—	—	—	—	—	—	—	—	—	—	46.3	69.0	115.3
2025	264.7	—	—	—	—	—	—	—	—	—	—	—	11.0	11.0
Subtotal	4,894.6	195.1	343.3	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.1	623.5	350.1	5,499.4
Europe Insolvency
2014	10.9	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.2	0.2	0.2	0.1	17.3
2015	19.0	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.6	0.4	0.2	0.1	26.9
2016	39.3	—	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	0.8	0.3	61.5
2017	39.2	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	1.5	0.6	49.9
2018	44.9	—	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	3.5	1.0	52.5
2019	77.2	—	—	—	—	—	5.0	21.1	23.9	21.0	17.5	12.9	3.7	105.1
2020	105.4	—	—	—	—	—	—	6.0	34.6	34.1	29.7	25.5	9.3	139.2
2021	53.2	—	—	—	—	—	—	—	5.5	14.4	14.7	15.4	7.3	57.3
2022	44.6	—	—	—	—	—	—	—	—	4.5	12.4	15.2	7.8	39.9
2023	46.7	—	—	—	—	—	—	—	—	—	4.2	12.7	7.7	24.6
2024	43.4	—	—	—	—	—	—	—	—	—	—	9.5	7.5	17.0
2025	10.2	—	—	—	—	—	—	—	—	—	—	—	0.4	0.4
Subtotal	534.0	—	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.4	97.4	45.8	591.6
Total Europe	5,428.6	195.1	350.6	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.5	720.9	395.9	6,091.0
Total PRA Group	$15,910.9	$6,516.8	$1,539.6	$1,492.0	$1,512.6	$1,625.2	$1,841.2	$2,005.6	$2,061.9	$1,728.9	$1,660.4	$1,868.6	$1,033.7	$24,886.5
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
Sources of liquidity
Cash and cash equivalents
As of June 30, 2025, cash and cash equivalents totaled $131.6 million, of which $117.4 million was held by international operations with indefinitely reinvested earnings. For additional information about the unremitted earnings of our international subsidiaries, refer to Note 13 to our Consolidated Financial Statements in the 2024 Form 10-K.
Borrowings
As of June 30, 2025, we had the following committed amounts, borrowings and availability under our financing arrangements (in thousands):

			Availability
	Committed Amount	Borrowings	Based on Current ERC (1)	Additional Availability (2)	Total Availability
North American revolving credit facility	$1,075,978	$667,875	$190,200	$217,903	$408,103
UK revolving credit facility	725,000	479,282	144,564	101,154	245,718
European revolving credit facility	900,378	713,529	186,849	—	186,849
North American term loan	465,111	465,111	—	—	—
Senior notes	1,298,000	1,298,000	—	—	—
Debt premium and issuance costs, net	—	(9,589)	—	—	—
Total	$4,464,467	$3,614,208	$521,613	$319,057	$840,670
(1)Available borrowings after calculation of borrowing base, subject to the committed amounts and debt covenants, which may be used for general corporate purposes, including portfolio purchases.
(2)Subject to borrowing base and debt covenants, including advance rates ranging from 35-55% of applicable ERC.
Interest-bearing deposits
As of June 30, 2025, interest-bearing deposits totaled $168.7 million. Under our European revolving credit facility, our interest-bearing deposit funding is limited to SEK 2.2 billion (the equivalent of $233.0 million in U.S. dollars as of June 30, 2025).
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
Market conditions permitting, as we deem appropriate, we may seek to access the debt or equity capital markets or other sources of funding, and it may be necessary to raise additional funds to achieve our business objectives. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing. We may also from time-to-time repurchase common stock in the open market or otherwise. We also have the ability to slow the purchase of nonperforming loans without significantly impacting current year collections.
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
As of June 30, 2025, we had forward flow agreements in place with an estimated purchase price of approximately $311.2 million over the next 12 months. This total can vary significantly based on the remaining terms and renewal dates of the agreements and is comprised of $210.6 million for the Americas and Australia and $100.5 million for Europe. These amounts represent our estimated forward flow purchases over the next 12 months under the agreements in place based on projections and other factors, including sellers' estimates of future forward flow sales, and are dependent on actual delivery by the sellers and, in some cases, the impact of foreign exchange rate fluctuations. Accordingly, amounts purchased under these agreements may vary significantly. In addition to these agreements, we may also enter into new or renewed forward flow commitments and/or close on spot purchase transactions.
Borrowings
As of June 30, 2025, we had $3.6 billion in outstanding borrowings. The estimated interest, unused fees and principal payments for the next 12 months are $249.3 million. After 12 months, principal payments on our debt are due from between one and five years. Many of our financing arrangements include covenants with which we must comply, and as of June 30, 2025, we were in compliance with these covenants.
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
Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or other methods, subject to market and/or other conditions and applicable regulatory requirements. During the second quarter of 2025, we repurchased 660,395 shares of our common stock for an aggregate cost of approximately $10.0 million at an average price of $15.14 per share. As of June 30, 2025, we had $57.7 million remaining for share repurchases under the program. Repurchases are also subject to restrictive covenants contained in our credit facilities and the indentures that govern our senior notes.
Leases
Our leases have remaining terms from one to 8 years. As of June 30, 2025, we had $29.5 million in lease liabilities, of which $7.5 million is due within the next 12 months. For additional information, refer to Note 5 to our Consolidated Financial Statements in the 2024 Form 10-K.
Derivatives
We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of June 30, 2025, we had $14.1 million of derivative liabilities, of which $3.2 million matures within the next 12 months. The remaining $10.9 million matures in 2028 and later. For additional information, refer to Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Investments
As of June 30, 2025, we held $64.8 million in Swedish treasury securities to meet the liquidity requirements of the Swedish Financial Services Authority for our banking subsidiary, AK Nordic AB.

Cash flow analysis
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Year-to-Date
	2025	2024	Change
Net cash provided by/(used in):
Operating activities	$(65,490)	$(102,488)	$36,998
Investing activities	(33,408)	(96,195)	62,787
Financing activities	105,900	203,826	(97,926)
Effect of foreign exchange rates	20,885	1,082	19,803
Net increase in cash, cash equivalents and restricted cash	$27,887	$6,225	$21,662
Operating activities
Net cash used in operating activities mainly reflects the portion of our cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. It does not include cash collections applied to the negative allowance, which are classified as cash flows provided by investing activities. Net cash used in operating activities decreased $37.0 million compared to the prior year period, primarily due to higher cash collections recognized as income and a positive impact from foreign currency exchange rates, partially offset by higher cash paid for operating expenses and interest.
Investing activities
Net cash used in investing activities decreased $62.8 million compared to the prior year period. The decrease was primarily due to an increase of $33.8 million in recoveries collected and applied to Finance receivables, net. This was partially offset by an increase of $8.1 million in purchases of nonperforming loan portfolios and an $8.7 million decrease in net cash flows from purchases and disposals of investments.
Financing activities
Net cash provided by financing activities decreased $97.9 million compared to the prior year period. The decrease was primarily due to the $400.0 million of senior notes issued during the 2024 period and a $28.0 million increase in interest-bearing deposits. These amounts were partially offset by a $331.4 million increase in net proceeds from (payments on) lines of credit.
Effect of foreign exchange rates
The net effect of exchange rates on cash increased $19.8 million compared to the prior year period. The increase was primarily due to the impact of a weakening of the U.S. dollar relative to other currencies on our foreign currency denominated borrowings and intercompany balances.
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
•"Portfolio income" reflects revenue recorded due to the passage of time using the effective interest rate calculated based on the purchase price and estimated remaining collections of nonperforming loan portfolios.
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
Interest rate exposure
Of our $3.6 billion in total borrowings as of June 30, 2025, $1.3 billion was fixed rate debt. Considering these fixed rate borrowings and the interest rate hedges on our variable rate debt, with maturities ranging from seven months to five years, as of June 30, 2025, 58% of our total debt was either fixed rate or converted to a fixed rate.
Foreign currency exposure
We operate internationally and enter into transactions denominated in various foreign currencies. During Q2 2025, our revenues from operations outside the U.S. were $150.2 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings as of June 30, 2025, refer to Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
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
The following table provides information about our common stock purchased during the second quarter of 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Remaining Purchase Price for Share Repurchases Under the Program (1)
Period
April 1, 2025 to April 30, 2025	—	$—	—	$67,742
May 1, 2025 to May 31, 2025	660,395	$15.14	660,395	57,742
June 1, 2025 to June 30, 2025	—	—	—	57,742
Total	660,395	$15.14	660,395	$57,742
(1) Dollars in thousands.
Our credit facilities and the indentures governing our senior notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders and repurchase our common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the second quarter of 2025.
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

10.1
Amendment and Restatement Agreement, dated April 24, 2025, to the Multicurrency Revolving Credit Facility Agreement by and among PRA Group Europe Holding S.à.r.l., acting through its Swiss branch office PRA Group Europe Holding S.à.r.l., Luxembourg, Zug Branch, Horyzont Niestandaryzowany Fundusz Wierzytelności Fundusz Inwestycyjny Zamknięty, and DNB Bank ASA (filed herewith).

10.2*	Amended Service Agreement, effective as of June 17, 2025, between PRA Group, Inc. and Martin Sjolund (filed herewith).
10.3*	Contract of Employment, effective as of October 13, 2023, between PRA Group (UK) Ltd and R. Owen James (filed herewith).
10.4*	Amended Contract of Employment, effective as of June 17, 2025, between PRA Group, Inc. and R. Owen James (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

August 6, 2025	By:	/s/ Martin Sjolund
Martin Sjolund
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2025	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)