Form 10-Q
period 2025-09-30
PRA GROUP INC
filed 2025-11-10
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
The number of shares of the registrant's common stock outstanding as of November 6, 2025 was 39,015,442.

PRA Group, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
September 30, 2025 and December 31, 2024
(In thousands)

	(unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$107,454	$105,938
Investments	64,915	66,304
Finance receivables, net	4,572,167	4,140,742
Income taxes receivable	17,397	19,559
Deferred tax assets, net	93,872	75,134
Right-of-use assets	28,135	32,173
Property and equipment, net	25,119	29,498
Goodwill	26,871	396,357
Other assets	63,279	65,450
Total assets	$4,999,209	$4,931,155
LIABILITIES AND EQUITY
Liabilities
Accrued expenses and accounts payable	$115,518	$141,211
Income taxes payable	48,782	28,584
Deferred tax liabilities, net	17,663	16,813
Lease liabilities	31,175	36,437
Interest-bearing deposits	139,671	163,406
Borrowings	3,606,978	3,326,621
Other liabilities	55,450	24,476
Total liabilities	4,015,237	3,737,548
Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 39,083 shares issued and outstanding as of September 30, 2025; 100,000 shares authorized, 39,510 shares issued and outstanding as of December 31, 2024	391	395
Additional paid-in capital	17,981	17,882
Retained earnings	1,198,479	1,560,149
Accumulated other comprehensive loss	(288,358)	(443,394)
Total stockholders' equity - PRA Group, Inc.	928,493	1,135,032
Noncontrolling interests	55,479	58,575
Total equity	983,972	1,193,607
Total liabilities and equity	$4,999,209	$4,931,155
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three and Nine Months Ended September 30, 2025 and 2024
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Portfolio income	$258,549	$216,122	$750,441	$627,468
Changes in expected recoveries	51,358	60,614	112,572	185,608
Total portfolio revenue	309,907	276,736	863,013	813,076
Other revenue	1,233	4,741	5,434	8,216
Total revenues	311,140	281,477	868,447	821,292

Operating expenses
Compensation and benefits	74,237	76,106	223,284	223,944
Legal collection costs	46,764	28,781	117,741	90,746
Legal collection fees	16,558	14,479	47,413	40,353
Agency fees	24,556	21,020	68,612	61,751
Professional and outside services	22,051	20,452	64,225	63,626
Communication	8,377	10,048	28,271	34,203
Rent and occupancy	3,654	4,175	10,638	12,455
Depreciation, amortization and impairment of long-lived assets	2,439	2,469	8,711	7,826
Goodwill impairment	412,611	—	412,611	—
Other operating expenses	15,440	13,969	42,800	40,792
Total operating expenses	626,687	191,499	1,024,306	575,696
(Loss)/income from operations	(315,547)	89,978	(155,859)	245,596
Other income/(expense)
Interest expense, net	(64,087)	(61,062)	(187,418)	(168,693)
Gain on sale of equity method investment	—	—	38,403	—
Foreign exchange gain, net	67	10	66	138
Other	(38)	(676)	(293)	(836)
(Loss)/income before income taxes	(379,605)	28,250	(305,101)	76,205
Income tax expense/(benefit)	24,361	(672)	44,088	10,416
Net (loss)/income	(403,966)	28,922	(349,189)	65,789
Net income attributable to noncontrolling interests	3,737	1,768	12,481	13,644
Net (loss)/income attributable to PRA Group, Inc.	$(407,703)	$27,154	$(361,670)	$52,145

Net (loss)/income per common share attributable to PRA Group, Inc.
Basic	$(10.43)	$0.69	$(9.20)	$1.33
Diluted	$(10.43)	$0.69	$(9.20)	$1.32
Weighted average number of shares outstanding
Basic	39,078	39,421	39,316	39,353
Diluted	39,078	39,492	39,316	39,495
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2025 and 2024
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss)/income	$(403,966)	$28,922	$(349,189)	$65,789
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(6,394)	52,979	168,945	(9,470)
Cash flow hedges	2,815	(8,503)	(5,424)	(6,988)
Debt securities available-for-sale	(24)	246	(57)	357
Other comprehensive (loss)/income	(3,603)	44,722	163,464	(16,101)
Total comprehensive (loss)/income	(407,569)	73,644	(185,725)	49,688
Comprehensive income attributable to noncontrolling interests	4,759	3,301	20,910	6,263
Comprehensive (loss)/income attributable to PRA Group, Inc.	$(412,328)	$70,343	$(206,635)	$43,425
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2025
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of December 31, 2024	39,510	$395	$17,882	$1,560,149	$(443,394)	$58,575	$1,193,607
Components of comprehensive income, net of tax
Net income	—	—	—	3,659	—	5,405	9,064
Foreign currency translation adjustments	—	—	—	—	80,604	4,694	85,298
Cash flow hedges	—	—	—	—	(1,942)	—	(1,942)
Debt securities available-for-sale	—	—	—	—	(181)	—	(181)
Distributions to noncontrolling interests	—	—	—	—	—	(7,264)	(7,264)
Vesting of restricted stock	142	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,788	—	—	—	3,788
Employee stock relinquished for payment of taxes	—	—	(1,852)	—	—	—	(1,852)
Balance as of March 31, 2025	39,652	$397	$19,816	$1,563,808	$(364,913)	$61,410	$1,280,518
Components of comprehensive income, net of tax:
Net income	—	—	—	42,374	—	3,339	45,713
Foreign currency translation adjustments	—	—	—	—	87,328	2,713	90,041
Cash flow hedges	—	—	—	—	(6,297)	—	(6,297)
Debt securities available-for-sale	—	—	—	—	148	—	148
Distributions to noncontrolling interests	—	—	—	—	—	(7,776)	(7,776)
Vesting of restricted stock	82	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(660)	(7)	(9,993)	—	—	—	(10,000)
Share-based compensation expense	—	—	4,464	—	—	—	4,464
Employee stock relinquished for payment of taxes	—	—	(200)	—	—	—	(200)
Balance as of June 30, 2025	39,074	$391	$14,086	$1,606,182	$(283,734)	$59,686	$1,396,611
Components of comprehensive income, net of tax:
Net (loss)/income	—	—	—	(407,703)	—	3,737	(403,966)
Foreign currency translation adjustments	—	—	—	—	(7,415)	1,021	(6,394)
Cash flow hedges	—	—	—	—	2,815	—	2,815
Debt securities available-for-sale	—	—	—	—	(24)	—	(24)
Distributions to noncontrolling interests	—	—	—	—	—	(8,965)	(8,965)
Vesting of restricted stock	9	—	—	—	—	—	—
Share-based compensation expense	—	—	4,027	—	—	—	4,027
Employee stock relinquished for payment of taxes	—	—	(132)	—	—	—	(132)
Balance as of September 30, 2025	39,083	$391	$17,981	$1,198,479	$(288,358)	$55,479	$983,972

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

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(349,189)	$65,789
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Share-based compensation	12,279	10,133
Depreciation, amortization and impairment of long-lived assets	8,711	7,826
Goodwill impairment	412,611	—
Gain on sale of equity method investment	(38,403)	—
Amortization of debt premium and issuance costs	5,839	8,326
Changes in expected recoveries	(112,572)	(185,608)
Deferred income taxes	(10,420)	(7,277)
Net unrealized foreign currency transaction gain	(11,015)	(16,593)
Other	629	(234)
Changes in operating assets and liabilities:
Other assets	(4,293)	(201)
Accrued expenses, accounts payable and other liabilities	10,201	(19,685)
Net cash used in operating activities	(75,622)	(137,524)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(3,392)	(2,881)
Purchases of nonperforming loan portfolios	(890,241)	(975,164)
Recoveries collected and applied to Finance receivables, net	827,190	784,329
Purchases of investments	(57,898)	(48,247)
Proceeds from sales and maturities of investments	107,366	58,130
Net cash used in investing activities	(16,975)	(183,833)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	739,727	958,636
Principal payments on lines of credit	(916,273)	(693,622)
Principal payments on long-term debt	(7,500)	(10,000)
Proceeds from issuance of 2032 senior notes	351,990	—
Proceeds from issuance of 2030 senior notes	—	400,000
Retirement of 2025 senior notes	—	(298,000)
Repurchases of common stock	(10,000)	—
Payments of origination costs and fees	(4,878)	(5,926)
Tax withholdings related to share-based payments	(2,184)	(1,787)
Distributions to noncontrolling interests	(24,005)	(18,014)
Contributions from noncontrolling interests	—	2,396
Net (decrease)/increase in interest-bearing deposits	(52,315)	13,390
Net cash provided by financing activities	74,562	347,073
Effect of foreign exchange rates	21,431	3,024
Net increase in cash, cash equivalents and restricted cash	3,396	28,740
Cash, cash equivalents and restricted cash, beginning of period	107,431	113,692
Cash, cash equivalents and restricted cash, end of period	$110,827	$142,432

Supplemental disclosure of cash flow information
Cash paid for interest	$213,888	$176,537
Cash paid for income taxes	33,042	15,460
Reconciliation to Balance Sheet accounts
Cash and cash equivalents	$107,454	$141,135
Restricted cash included in Other assets	3,373	1,297
Cash, cash equivalents and restricted cash	$110,827	$142,432

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
Basis of presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions for Quarterly Reports on Form 10-Q of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring items, necessary for a fair presentation have been included. These unaudited Consolidated Financial Statements include the accounts of PRA Group and other entities in which the Company has a controlling interest. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed, and realized results could differ from those estimates and assumptions.
These unaudited Consolidated Financial Statements may not be indicative of future results and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
Prior period reclassifications
In the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, certain prior period amounts have been reclassified for consistency with the current period presentation.
Note 2. Finance Receivables, net
Finance receivables, net consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,572,167	4,140,742
Balance as of end of period	$4,572,167	$4,140,742
Changes in Finance receivables, net by portfolio type for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of period	$4,234,269	$328,307	$4,562,576	$3,450,721	$369,465	$3,820,186
Initial negative allowance for expected recoveries on current period purchases (1)	234,724	20,768	255,492	335,120	14,858	349,978
Recoveries collected and applied to Finance receivables, net (2)	(237,624)	(34,851)	(272,475)	(222,960)	(40,429)	(263,389)
Changes in expected recoveries (3)	44,730	6,628	51,358	55,992	4,622	60,614
Foreign currency translation adjustment	(21,483)	(3,301)	(24,784)	87,496	9,582	97,078
Balance as of end of period	$4,254,616	$317,551	$4,572,167	$3,706,369	$358,098	$4,064,467

	Nine Months Ended September 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of period	$3,809,723	$331,019	$4,140,742	$3,295,214	$361,384	$3,656,598
Initial negative allowance for expected recoveries on current period purchases (1)	828,179	65,520	893,699	880,529	94,635	975,164
Recoveries collected and applied to Finance receivables, net (2)	(720,764)	(106,426)	(827,190)	(664,423)	(119,906)	(784,329)
Changes in expected recoveries (3)	96,397	16,175	112,572	171,303	14,305	185,608
Foreign currency translation adjustment	241,081	11,263	252,344	23,746	7,680	31,426
Balance as of end of period	$4,254,616	$317,551	$4,572,167	$3,706,369	$358,098	$4,064,467
(1) Initial negative allowance for expected recoveries on current period purchases
The initial negative allowance for expected recoveries on purchases made during the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,354,100)	$(75,733)	$(1,429,833)	$(3,071,252)	$(53,164)	$(3,124,416)
Writeoffs, net	1,354,100	75,733	1,429,833	3,071,252	53,164	3,124,416
Expected recoveries	234,724	20,768	255,492	335,120	14,858	349,978
Initial negative allowance for expected recoveries on current period purchases	$234,724	$20,768	$255,492	$335,120	$14,858	$349,978

	Nine Months Ended September 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(4,407,773)	$(237,067)	$(4,644,840)	$(6,088,303)	$(330,392)	$(6,418,695)
Writeoffs, net	4,407,773	237,067	4,644,840	6,088,303	330,392	6,418,695
Expected recoveries	828,179	65,520	893,699	880,529	94,635	975,164
Initial negative allowance for expected recoveries on current period purchases	$828,179	$65,520	$893,699	$880,529	$94,635	$975,164
The purchase price for purchases made during the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$1,841,010	$108,649	$1,949,659	$3,739,494	$75,859	$3,815,353
Noncredit discount	(252,186)	(12,148)	(264,334)	(333,122)	(7,837)	(340,959)
Allowance for credit losses at acquisition	(1,354,100)	(75,733)	(1,429,833)	(3,071,252)	(53,164)	(3,124,416)
Purchase price	$234,724	$20,768	$255,492	$335,120	$14,858	$349,978

	Nine Months Ended September 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$6,076,491	$339,965	$6,416,456	$7,850,273	$469,492	$8,319,765
Noncredit discount	(840,539)	(37,378)	(877,917)	(881,441)	(44,465)	(925,906)
Allowance for credit losses at acquisition	(4,407,773)	(237,067)	(4,644,840)	(6,088,303)	(330,392)	(6,418,695)
Purchase price	$828,179	$65,520	$893,699	$880,529	$94,635	$975,164

(2) Recoveries collected and applied to Finance receivables, net
Recoveries collected and applied to Finance receivables, net for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$484,305	$46,719	$531,024	$426,574	$52,937	$479,511
Amounts reclassified to portfolio income (b)	(246,681)	(11,868)	(258,549)	(203,614)	(12,508)	(216,122)
Recoveries collected and applied to Finance receivables, net	$237,624	$34,851	$272,475	$222,960	$40,429	$263,389

	Nine Months Ended September 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$1,436,348	$141,283	$1,577,631	$1,256,546	$155,251	$1,411,797
Amounts reclassified to portfolio income (b)	(715,584)	(34,857)	(750,441)	(592,123)	(35,345)	(627,468)
Recoveries collected and applied to Finance receivables, net	$720,764	$106,426	$827,190	$664,423	$119,906	$784,329
(a)Includes cash collections, buybacks and other cash-based adjustments.
(b)Reclassifications from Finance receivables, net to Portfolio income based on the effective interest rate of the underlying account pools.
(3) Changes in expected recoveries
Changes in expected recoveries for the three months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$21,406	$5,945	$27,351	$29,133	$5,025	$34,158
Changes in expected future recoveries	23,324	683	24,007	26,859	(403)	26,456
Changes in expected recoveries	$44,730	$6,628	$51,358	$55,992	$4,622	$60,614
Changes in expected recoveries for the three months ended September 30, 2025 were $51.4 million, which included $27.4 million in recoveries collected in excess of forecast and a $24.0 million positive adjustment to changes in expected future recoveries. Recoveries collected in excess of forecast were due largely to cash collections overperformance in Europe, and also included overperformance in South America and the U.S. Collections overperformance in the U.S. was net of a one-time payment of $15.0 million to a seller to modify the terms and conditions of certain previously purchased portfolios to allow for increased use of legal collections. Changes in expected future recoveries were driven by the results of the Company's forecasting models, combined with evaluations of recent performance, and were due in large part to increases in the collections forecasts for certain European and South American pools and the 2024 U.S. Core pool (driven by the increase in estimated remaining collections resulting from the above-mentioned contract modification) and 2017 to 2020 U.S. Core pools. These increases were partially offset by negative changes in expected future recoveries on the 2021 to 2023 U.S. Core pools, a portion of which was driven by changes in the expected timing of the recoveries.
Changes in expected recoveries for the three months ended September 30, 2024 were $60.6 million, which included $34.2 million in recoveries collected in excess of forecast, due primarily to collections performance in the U.S. and Europe. Changes in expected future recoveries of $26.5 million mainly reflect the Company's assessment of the 2013 to 2020 U.S. Core pools and a number of pools in Europe, which resulted in increases to the expected cash flows considering that recent performance of those pools is expected to continue.

Changes in expected recoveries for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Nine Months Ended September 30,
	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$68,012	$16,141	$84,153	$109,881	$14,375	$124,256
Changes in expected future recoveries	28,385	34	28,419	61,422	(70)	61,352
Changes in expected recoveries	$96,397	$16,175	$112,572	$171,303	$14,305	$185,608
Changes in expected recoveries for the nine months ended September 30, 2025 were $112.6 million, which included $84.2 million in recoveries collected in excess of forecast and a $28.4 million positive adjustment to changes in expected future recoveries. Recoveries collected in excess of forecast were primarily due to cash collections overperformance in Europe, South America, and to a lesser extent the U.S., where collections overperformance was impacted by a one-time payment of $15.0 million to a seller to modify the terms and conditions of certain previously purchased portfolios to allow for increased use of legal collections. Changes in expected future recoveries were driven by the results of the Company's forecasting models, combined with evaluations of recent performance, and were due in large part to increases in the collections forecasts for certain European and South American pools and the U.S. 2024 Core pool (driven by the increase in estimated remaining collections resulting from the above-mentioned contract modification). These increases were partially offset by negative changes in expected future recoveries on the 2021 to 2023 U.S. Core pools, a portion of which was driven by changes in the expected timing of the recoveries.
Changes in expected recoveries for the nine months ended September 30, 2024 were $185.6 million, which included $124.3 million in recoveries collected in excess of forecast, due primarily to collections performance in the U.S. and Europe. Changes in expected future recoveries of $61.4 million mainly reflect the Company's assessment of the 2013 to 2020 U.S. Core pools and a number of pools in Europe, which resulted in increases to the expected cash flows considering that recent performance of those pools is expected to continue.
Note 3. Investments
Investments consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Debt securities
Available-for-sale	$63,226	$55,762
Equity securities
Private equity funds	1,689	1,848
Equity method investment	—	8,694
Total investments	$64,915	$66,304
Debt securities
As of September 30, 2025, the Company's debt securities consisted of Swedish treasury securities maturing within one year. As of September 30, 2025 and December 31, 2024, the amortized cost and fair value of these investments were as follows (in thousands):

	September 30, 2025			December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Debt securities	$63,076	$150	$63,226	$55,556	$206	$55,762
Equity method investment
The Company sold its 11.7% interest in RCB Investimentos S.A., a servicing company for nonperforming loans in Brazil, in April 2025.

Note 4. Goodwill
Changes in goodwill for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance as of beginning of period	$439,449	$415,646	$396,357	$431,564
Goodwill impairment	(412,611)	—	(412,611)	—
Foreign currency translation	33	7,365	43,125	(8,553)
Balance as of end of period	$26,871	$423,011	$26,871	$423,011
The Company performs an annual impairment test of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist. As of September 30, 2025, as part of the Company’s interim impairment assessment, based on a sustained decrease in its stock price and market capitalization, the Company determined there to be an indicator of potential goodwill impairment in its Debt Buying and Collection (“DBC”) reporting unit. As a result, the Company performed a quantitative impairment test of the DBC reporting unit as of September 30, 2025, using the income approach, and also compared the estimated fair value to the Company’s market capitalization.
The Company estimates fair value based on the present value of estimated future cash flows and a residual terminal value. Forecasted financial results for the DBC reporting unit are developed considering several inputs and assumptions, including portfolio purchasing volume, purchase price multiples, ERC growth rate, terminal value and operating expenses.
Based on the quantitative impairment test performed as of September 30, 2025, driven in large part by the comparison to market capitalization and the impact on estimated fair value of a decrease in the terminal value assumption and an increase in the discount rate assumption since the most recent annual impairment test, the Company determined that the goodwill in its DBC reporting unit was fully impaired, and as a result, recorded a goodwill impairment charge of $412.6 million in the Consolidated Income Statement for the three months ended September 30, 2025.
As of September 30, 2025, goodwill of $26.9 million related to the Company’s Claims Compensation Bureau, LLC (“CCB”) reporting unit, and the Company determined there were no indicators of impairment related to this reporting unit as of September 30, 2025.
Note 5. Borrowings
Borrowings consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
North American revolving credit facility (1)	$514,039	$519,519
North American term loan (2)	462,611	470,111
United Kingdom revolving credit facility (3)	440,864	494,185
European revolving credit facility (4)	551,331	555,726
Colombian revolving credit facility	2,465	—
Credit facility borrowings	1,971,310	2,039,541
2028 senior notes	398,000	398,000
2029 senior notes	350,000	350,000
2030 senior notes	550,000	550,000
2032 senior notes	351,990	—
Senior notes	1,649,990	1,298,000
Credit facility borrowings and senior notes	3,621,300	3,337,541
Unamortized debt premium and issuance costs, net	(14,322)	(10,920)
Total borrowings	$3,606,978	$3,326,621
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

For additional information about the North American revolving credit facility and term loan, United Kingdom revolving credit facility, European revolving credit facility and the Company's senior notes, refer to Note 7 to the Consolidated Financial Statements in the 2024 Form 10-K and description of the 2032 senior notes below.
The Company was in compliance with the covenants contained in its financing arrangements as of September 30, 2025.
2032 senior notes
On September 30, 2025, the Company completed the private offering of €300.0 million ($352.0 million) in aggregate principal amount of its 6.250% senior notes due September 30, 2032 through its wholly-owned subsidiary, PRA Group Europe Holding II S.à r.l. ("Issuer"). The notes are senior unsecured obligations of the Issuer and are guaranteed on a senior unsecured basis by the Company and all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American revolving credit facility, subject to certain exceptions. Interest on the notes is payable semi-annually, in arrears, on March 31 and September 30 of each year.
Prior to September 30, 2028, the Issuer may redeem the notes, in whole or in part, at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus the applicable "make whole" premium. On or before September 30, 2028, the Issuer may redeem up to 40% of the aggregate principal amount of the notes at a redemption price of 106.250% plus accrued and unpaid interest with the net cash proceeds of a public offering of common stock of the Company provided, that at least 60% in aggregate principal amount of the notes remains outstanding immediately after the occurrence of such redemption and that such redemption will occur within 90 days of the date of the closing of such public offering.
In addition, on or after September 30, 2028, the Issuer may redeem the notes, in whole or in part, at a price equal to 103.1250% of the aggregate principal amount of the notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning September 30 of each year to 101.5625% for 2029 and then 100% for 2030 and thereafter.
In the event of a change of control, each holder will have the right to require the Issuer to repurchase all or any part of such holder's notes at an offer price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. If the Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the notes at 100% of their principal amount plus accrued and unpaid interest.
The related indenture contains customary terms and covenants, including certain events of default after which the notes may be due and payable immediately.
Note 6. Derivatives
The Company periodically enters into interest rate swaps and foreign exchange contracts to reduce its exposure to fluctuations in interest rates on variable-rate debt and foreign currency exchange rates. The fair value of these instruments as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	September 30, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated as hedging instruments:
Interest rate swaps	Other assets	$2,664	Other assets	$8,514
Interest rate swaps	Other liabilities	7,530	Other liabilities	4,797
Not designated as hedging instruments:
Foreign exchange contracts	Other assets	785	Other assets	2,209
Foreign exchange contracts	Other liabilities	1,525	Other liabilities	166

Derivatives designated as hedging instruments
The effects of interest rate swaps designated as cash flow hedging instruments for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Gain/(loss) recognized in OCI, net of tax
	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging instrument	2025	2024	2025	2024
Interest rate swaps	$3,647	$(4,321)	$(364)	$5,609

	Gain reclassified from OCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Income statement location	2025	2024	2025	2024
Interest expense, net	$1,100	$5,568	$6,675	$16,774
As of September 30, 2025 and December 31, 2024, the notional amount of outstanding interest rate swaps was $886.7 million and $800.7 million, respectively. These swaps remained highly effective as of September 30, 2025 and have remaining terms ranging from four months to five years. As of September 30, 2025, the Company estimates that $0.7 million of net derivative losses included in other comprehensive income ("OCI") will be reclassified into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The effects of foreign exchange contracts not designated as hedging instruments for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income statement location	2025	2024	2025	2024
Foreign exchange gain/(loss), net	$5,079	$(8,718)	$(10,617)	$(7,893)
Interest expense, net	271	200	270	509
As of September 30, 2025 and December 31, 2024, the notional amount of outstanding foreign exchange contracts was $423.1 million and $376.4 million, respectively.
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
Financial instruments carried at fair value
As of September 30, 2025 and December 31, 2024, financial instruments measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total
September 30, 2025
Assets
Government securities	$63,226	$—	$63,226
Derivatives (1)	—	3,449	3,449
Liabilities
Derivatives (1)	—	9,055	9,055
December 31, 2024
Assets
Government securities	$55,762	$—	$55,762
Derivatives (1)	—	10,723	10,723
Liabilities
Derivatives (1)	—	4,963	4,963
(1)Fair value of derivatives is estimated using industry standard valuation models, which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and other factors.

Financial instruments not carried at fair value
As of September 30, 2025 and December 31, 2024, the estimated fair value and carrying amount of financial instruments not carried at fair value were as follows (in thousands):

	Estimated Fair Value
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Carrying Value
September 30, 2025
Financial assets
Cash and cash equivalents	$107,454	$—	$—	$107,454
Finance receivables, net (1)	—	—	4,366,959	4,572,167
Financial liabilities
Interest-bearing deposits (2)	—	139,671	—	139,671
Revolving lines of credit (3)	—	1,508,699	—	1,508,699
Term loan (3) (5)	—	462,611	—	462,611
Senior notes (4) (5)	—	1,649,953	—	1,649,990
December 31, 2024
Financial assets
Cash and cash equivalents	$105,938	$—	$—	$105,938
Finance receivables, net (1)	—	—	3,523,949	4,140,742
Financial liabilities
Interest-bearing deposits (2)	—	163,406	—	163,406
Revolving lines of credit (3)	—	1,569,430	—	1,569,430
Term loan (3) (5)	—	470,111	—	470,111
Senior notes (4) (5)	—	1,301,244	—	1,298,000
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
During the three months ended September 30, 2025, the Company assessed the goodwill in its DBC reporting unit for impairment and determined that the goodwill was fully impaired. The estimated fair value of the DBC reporting unit represents a Level 3 nonrecurring fair value measurement. Refer to Note 4 in these Consolidated Financial Statements for additional information.
Note 8. Accumulated Other Comprehensive Income/Loss
Reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Cash flow hedges	Income Statement location	2025	2024	2025	2024
Interest rate swaps	Interest expense, net	$1,100	$5,568	$6,675	$16,774
Income tax effect (1)	Income tax expense/(benefit)	(269)	(1,387)	(1,615)	(4,177)
Total gain on cash flow hedges		$831	$4,181	$5,060	$12,597
(1)Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.

Changes in Accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,
	2025				2024
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance as of beginning of period	$172	$(6,128)	$(277,778)	$(283,734)	$176	$8,112	$(390,097)	$(381,809)
Other comprehensive gain/(loss) before reclassifications	(24)	3,646	(7,415)	(3,793)	246	(4,322)	51,446	47,370
Reclassifications, net	—	(831)	—	(831)	—	(4,181)	—	(4,181)
Net current period other comprehensive gain/(loss)	(24)	2,815	(7,415)	(4,624)	246	(8,503)	51,446	43,189
Balance as of end of period	$148	$(3,313)	$(285,193)	$(288,358)	$422	$(391)	$(338,651)	$(338,620)
(1)Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(0.9) million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively.

	Nine Months Ended September 30,
	2025				2024
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance at beginning of period	$205	$2,111	$(445,710)	$(443,394)	$65	$6,597	$(336,561)	$(329,899)
Other comprehensive gain/(loss) before reclassifications	(57)	(364)	160,517	160,096	357	5,609	(2,090)	3,876
Reclassifications, net	—	(5,060)	—	(5,060)	—	(12,597)	—	(12,597)
Net current period other comprehensive gain/(loss)	(57)	(5,424)	160,517	155,036	357	(6,988)	(2,090)	(8,721)
Balance at end of period	$148	$(3,313)	$(285,193)	$(288,358)	$422	$(391)	$(338,651)	$(338,620)
(1)Net of deferred taxes for unrealized (gains)/losses from cash flow hedges $1.1 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 9. Earnings per Share
The following tables provide a reconciliation between basic earnings per share ("EPS") and diluted EPS for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2025			2024
	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$(407,703)	39,078	$(10.43)	$27,154	39,421	$0.69
Dilutive effect of nonvested share awards		—	—		71	—
Diluted EPS	$(407,703)	39,078	$(10.43)	$27,154	39,492	$0.69

	Nine Months Ended September 30,
	2025			2024
	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$(361,670)	39,316	$(9.20)	$52,145	39,353	$1.33
Dilutive effect of nonvested share awards		—	—		142	(0.01)
Diluted EPS	$(361,670)	39,316	$(9.20)	$52,145	39,495	$1.32

Basic EPS are computed by dividing net (loss)/income available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS are computed using the same components as basic EPS, with the denominator adjusted for nonvested share awards, if dilutive. Share-based awards that are contingent upon the attainment of performance goals are included in the computation of diluted EPS if the effect is dilutive. For the three and nine months ended September 30, 2025, approximately 0.1 million and 0.2 million antidilutive shares were excluded from the computation of diluted EPS, respectively.
Note 10. Income Taxes
The Company's effective tax rate for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Loss)/income before income taxes	$(379,605)	$28,250	$(305,101)	$76,205
Income tax expense/(benefit)	$24,361	$(672)	$44,088	$10,416
Effective tax rate	(6.4)%	(2.4)%	(14.5)%	13.7%
The relationship between (Loss)/income before income taxes and Income tax expense/(benefit) for the three and nine months ended September 30, 2025 was mainly impacted by the goodwill impairment charge.
The relationship between (Loss)/income before income taxes and Income tax expense/(benefit) for the three and nine months ended September 30, 2024 was impacted by a $7.7 million reduction in tax expense due to the reversal of a valuation allowance associated with the resolution of a tax matter in Europe.
Recently enacted tax legislation
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the U.S. The OBBBA introduced a broad range of tax reform provisions affecting businesses, including the expansion of bonus depreciation and revisions to the U.S. taxation of profits derived from international operations. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2025 and others implemented through fiscal year 2027.
The Company does not expect the relevant provisions of the OBBBA will have a material impact on its 2025 income tax expense and is currently assessing the impact on future periods, which it expects will depend, in large part, on the amount and composition of taxable income generated by the Company.
Note 11. Commitments and Contingencies
Forward flow agreements
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from six to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of September 30, 2025, the estimated minimum contractual purchase obligation under forward flow agreements was not significant.
Litigation and regulatory matters
The Company and its subsidiaries are from time-to-time subject to a variety of legal and regulatory claims, inquiries, proceedings, and other matters, including those described in Note 14 to the Consolidated Financial Statements in the 2024 Form 10-K. The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates involve significant judgment, and accordingly, the Company's estimates will change from time-to-time, and actual expenses could exceed the current estimates. As of September 30, 2025, there were no material developments in any of the previously disclosed legal proceedings.

Note 12. Segments
The Company has determined that it is managed on a consolidated basis under a single operating segment, Accounts Receivable Management ("ARM"), and accordingly, it has one reportable segment. The ARM segment is comprised of the Company's primary business, DBC, which generates revenue through the purchase, collection and management of portfolios of nonperforming loans, and CCB, which generates revenue through the purchase of, and provision of fee-based services for, class action claims recoveries in the U.S. The chief operating decision maker ("CODM") is the Company’s chief executive officer, who assesses performance based on the Company's consolidated results prepared in accordance with GAAP.
Segment revenue, significant segment expenses and profit or loss
ARM segment revenue is presented in the Company's Consolidated Income Statements under Total revenues. Significant segment expenses regularly considered by the CODM are those most directly related to the Company's revenue generating activities, including Compensation and benefits, Legal collection costs, Legal collection fees, Agency fees, Professional and outside services and Communication. All other operating expenses appearing in the Consolidated Income Statements constitute other segment items. ARM segment profit or loss is presented in the Company's Consolidated Income Statements under Net (loss)/income attributable to PRA Group, Inc.
Segment assets
ARM segment assets are presented in the Company's Consolidated Balance Sheets under Total assets.
Other segment information
ARM segment profit or loss and segment assets for three and nine months ended September 30, 2025 and 2024 include the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$67,094	$63,169	$195,896	$175,282
Interest income	3,007	2,107	8,478	6,589
Depreciation and amortization	1,866	2,469	7,307	7,826
Goodwill impairment	412,611	—	412,611	—
Gain on sale of equity method investment	—	—	38,403	—

			September 30, 2025	December 31, 2024
Equity method investment			—	8,694
Note 13. Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted:
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis, with early adoption permitted. The Company plans to adopt ASU 2023-09 on a prospective basis in its annual financial statements for the year ending December 31, 2025 and is currently evaluating the impact on its income tax disclosures.
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
All other recently issued accounting pronouncements not yet adopted have been deemed either immaterial or not applicable.

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
General
We are a global financial services company with operations in the Americas, Europe and Australia. Our primary business is the purchase, collection and management of portfolios of nonperforming loans. We also purchase and provide fee-based services for class action claims recoveries in the U.S.
The nonperforming loans we acquire are primarily the unpaid obligations of individuals owed to credit originators. Our Core operation specializes in purchasing and collecting nonperforming loans, which are sold by credit originators when they choose not to pursue, or have been unsuccessful in, collecting the full balance owed. Our Insolvency operation consists primarily of purchasing and collecting on nonperforming loans where the customer is involved in a bankruptcy or similar proceeding.
With 2,814 full-time equivalent employees worldwide, we collaborate with customers to help them resolve their debt. For additional information about our business, refer to Part I, Item 1 "Business" in our 2024 10-K.
Third quarter of 2025
Our focus for the third quarter of 2025 was on executing and delivering against our near-term priorities, which, for the U.S. business, included the reorganization of our leadership and governance structure, establishing a talent hub in Charlotte, North Carolina, and bringing our corporate and support staff back to the office. We strengthened our capital structure through the issuance of €300.0 million aggregate principal amount of senior notes due 2032 ("2032 senior notes"), our first bond offering in Europe. We also made progress on our information technology roadmap and capitalized on an opportunity to increase the ERC on certain portfolios by modifying an existing contract, and shortly after quarter-end, we implemented a cost reduction program in the U.S.
Due to a sustained decrease in our stock price and market capitalization, we performed an interim goodwill impairment test during the third quarter and determined that the goodwill in our Debt Buying and Collection ("DBC") reporting unit was fully impaired, which resulted in a non-cash impairment charge of $412.6 million.
Overall, we remain focused on executing our strategy and continuing to improve the financial performance of our business. Our financial results for the quarter included the following:

●	Portfolio purchases	$255.5 million
Decrease of 27.0% compared to the prior year period, comprised of $154.3 million in the Americas and $101.2 million in Europe. Purchasing levels reflected selective buying this quarter as we sought to balance portfolio returns and leverage.

●	Cash collections	$542.2 million
Increase of 13.7% compared to the prior year period, comprised of $333.7 million in the Americas and $208.6 million in Europe. Collections were well diversified globally and reflected recent purchasing levels and the continued momentum of our global initiatives, especially in our U.S. legal collections channel.

●	ERC	$8.4 billion
Increase of 15.2% year-over-year, comprised of $4.2 billion in each of the Americas and Europe. A globally diversified ERC enables us to benefit from the aggregation of individual market risk into a wider global portfolio.

●	Core Purchase Price Multiples (year-to-date)	2.14x Americas and Australia
Purchasing discipline continued to drive improved multiples in both the Americas and Europe. We heightened our focus on net returns, supported by a global investment framework that targets achievement of minimum return thresholds.

1.88x Europe
●	Loss before income taxes	($379.6) million
Decrease of $407.9 million compared to the prior year period. Increased revenues, driven by higher portfolio income, were offset by the goodwill impairment charge, increased costs in our U.S. legal channel and higher interest expense.

●	Net loss attributable to PRA	($407.7) million
Decrease of $434.9 million compared to the prior year period, with diluted EPS of $(10.43). The decrease was driven largely by the tax impact of the goodwill impairment charge and a discrete income tax benefit item recognized in the prior year period.

SUMMARY OF SELECTED FINANCIAL DATA

As of or for the period ended (in thousands, except per share and ratio data)	Third Quarter			Year-to-Date
	2025	2024	% Change	2025	2024	% Change
Income statement
Portfolio income	$258,549	$216,122	19.6%	$750,441	$627,468	19.6%
Changes in expected recoveries	51,358	60,614	(15.3)	112,572	185,608	(39.3)
Total revenues	311,140	281,477	10.5	868,447	821,292	5.7
Total operating expenses	626,687	191,499	227.3	1,024,306	575,696	77.9
Interest expense, net	64,087	61,062	5.0	187,418	168,693	11.1
Gain on sale of equity method investment	—	—	—	38,403	—	100.0
(Loss)/income before income taxes	(379,605)	28,250	(1443.7)	(305,101)	76,205	(500.4)
Income tax expense/(benefit)	24,361	(672)	3725.1	44,088	10,416	323.3
Net (loss)/income attributable to PRA Group, Inc.	(407,703)	27,154	(1601.4)	(361,670)	52,145	(793.6)
Diluted earnings per share	(10.43)	0.69	(1611.6)	(9.20)	1.32	(797.0)
Performance data and ratios
Net (loss)/income attributable to PRA Group (last 12 months)	$(343,214)	$43,363	(891.5)%
Adjusted EBITDA (last 12 months) (1)	1,265,490	1,099,792	15.1
Cash efficiency ratio (2)	(15.4)%	60.1%		35.2%	59.0%
Adjusted cash efficiency ratio (3)	60.6	60.1		61.3	59.0
Return on average Total stockholders' equity - PRA Group ("ROE") (4)	(144.0)	9.2		(41.8)	6.0
Return on average tangible equity ("ROATE") (5)	(181.6)	14.3		(57.9)	9.4
Adjusted return on average tangible equity ("Adjusted ROATE") (6)	9.3	14.3		6.0	9.4
Portfolio volumes
Portfolio purchases	$255,492	$349,978	(27.0)%	$893,699	$975,164	(8.4)%
Cash collections	542,244	477,110	13.7	1,575,968	1,400,510	12.5
Estimated remaining collections (period-end)	8,399,952	7,293,278	15.2
Balance sheet (period-end)
Finance receivables, net	$4,572,167	$4,064,467	12.5%
Borrowings	3,606,978	3,296,172	9.4
Total stockholders' equity - PRA Group, Inc.	928,493	1,218,882	(23.8)
Credit facility availability (period-end)
Based on current ERC	$888,904	$412,740	115.4%
Additional availability	301,371	585,920	(48.6)
Total availability	1,190,275	998,660	19.2
(1)Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Net (loss)/income attributable to PRA Group, Inc., the most directly comparable financial measure calculated and reported in accordance with GAAP, to Adjusted EBITDA.
(2)Calculated by dividing cash receipts less operating expenses by cash receipts.
(3)Calculated by dividing cash receipts less Total operating expenses excluding the impact of Goodwill impairment ("Adjusted operating expenses") by cash receipts ("Adjusted cash efficiency ratio"). Adjusted operating expenses is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Total operating expenses, the most directly comparable financial measure calculated and reported in accordance with GAAP, to Adjusted operating expenses.
(4)Calculated by dividing annualized Net (loss)/income attributable to PRA Group, Inc., by average Total stockholders' equity - PRA Group, Inc. for the period.
(5)ROATE is a non-GAAP financial measure. Average tangible equity is also a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Total stockholders' equity - PRA Group, Inc., the most directly comparable financial measure calculated and reported in accordance with GAAP, to average tangible equity.
(6)Adjusted ROATE is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" for a reconciliation of Net (loss)/income attributable to PRA Group, Inc., the most directly comparable financial measure calculated and reported in accordance with GAAP, to Net (loss)/income attributable to PRA Group, Inc. excluding the impact of certain transactions that are either unusual or infrequent in nature, or both ("Adjusted net income attributable to PRA Group, Inc.").

RESULTS OF OPERATIONS
Three months ended September 30, 2025 ("Third Quarter 2025" or "Q3 2025") compared to three months ended September 30, 2024 ("Third Quarter 2024" or "Q3 2024"); and nine months ended September 30, 2025 ("Year-to-Date 2025") compared to nine months ended September 30, 2024 ("Year-to-Date 2024").
Portfolio purchases
Portfolio purchases were as follows for the periods indicated (in thousands):

	Third Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Americas and Australia Core	$139,484	$263,613	$(124,129)	(47.1)%	$482,084	$637,034	$(154,950)	(24.3)%
Americas Insolvency	14,835	10,162	4,673	46.0	49,974	58,945	(8,971)	(15.2)
Total Americas and Australia	154,319	273,775	(119,456)	(43.6)	532,058	695,979	(163,921)	(23.6)
Europe Core	95,239	71,507	23,732	33.2	346,094	243,495	102,599	42.1
Europe Insolvency	5,934	4,696	1,238	26.4	15,547	35,690	(20,143)	(56.4)
Total Europe	101,173	76,203	24,970	32.8	361,641	279,185	82,456	29.5
Total portfolio purchases	$255,492	$349,978	$(94,486)	(27.0)%	$893,699	$975,164	$(81,465)	(8.4)%
Our portfolio purchases reflect a global framework that seeks to optimize our deployment of capital to achieve appropriate returns and take advantage of the opportunities in our markets.
Total portfolio purchases were $255.5 million in Q3 2025, a decrease of $94.5 million, or 27.0%, compared to $350.0 million in Q3 2024. Americas and Australia portfolio purchases decreased $119.5 million, while purchases in Europe increased $25.0 million. Q3 2025 purchases reflected a heightened focus on prioritizing net returns over volumes purchased and balancing purchases with our leverage.
Total year-to-date portfolio purchases were $893.7 million in 2025, a decrease of $81.5 million, or 8.4%, compared to $975.2 million in 2024. Americas and Australia purchases decreased $163.9 million, while purchases in Europe increased $82.5 million.
Cash collections
Cash collections were as follows for the periods indicated (in thousands):

	Third Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Americas and Australia Core	$310,108	$266,977	$43,131	16.2%	$899,966	$787,666	$112,300	14.3%
Americas Insolvency	23,568	26,065	(2,497)	(9.6)	71,597	78,244	(6,647)	(8.5)
Total Americas and Australia	333,676	293,042	40,634	13.9	971,563	865,910	105,653	12.2
Europe Core	185,910	158,242	27,668	17.5	535,933	460,914	75,019	16.3
Europe Insolvency	22,658	25,826	(3,168)	(12.3)	68,472	73,686	(5,214)	(7.1)
Total Europe	208,568	184,068	24,500	13.3	604,405	534,600	69,805	13.1
Total cash collections	$542,244	$477,110	$65,134	13.7%	$1,575,968	$1,400,510	$175,458	12.5%
Total cash collections were $542.2 million in Q3 2025, an increase of $65.1 million, or 13.7%, compared to $477.1 million in Q3 2024. U.S. Core collections increased $44.7 million, which included a $26.4 million increase in legal collections, driven in large part by higher volumes resulting from the expansion of our U.S. legal collections activity. Europe Core collections increased $27.7 million, spread broadly across most of our markets and due, in part, to favorable foreign exchange variation. These increases were partially offset by a $4.3 million decrease in cash collections in South America, due primarily to lower recent purchasing levels.
Total year-to-date cash collections were $1.6 billion in 2025, an increase of $175.5 million, or 12.5%, compared to $1.4 billion in 2024. U.S. Core collections increased $125.2 million, which included a $77.0 million increase in legal collections, driven in large part by higher volumes resulting from the expansion of our U.S. legal collections activity. Europe Core collections increased $75.0 million, spread broadly across most of our markets and due, in part, to favorable foreign exchange rate variation. These increases were partially offset by a $19.2 million decrease in cash collections in South America, due primarily to lower recent purchasing levels and unfavorable foreign exchange rate variation.
Portfolio revenue
Portfolio revenue was as follows for the periods indicated (in thousands):

	Third Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Portfolio income	$258,549	$216,122	$42,427	19.6%	$750,441	$627,468	$122,973	19.6%
Recoveries collected in excess of forecast	27,351	34,158	(6,807)	(19.9)	84,153	124,256	(40,103)	(32.3)
Changes in expected future recoveries	24,007	26,456	(2,449)	(9.3)	28,419	61,352	(32,933)	(53.7)
Changes in expected recoveries	51,358	60,614	(9,256)	(15.3)	112,572	185,608	(73,036)	(39.3)
Total portfolio revenue	$309,907	$276,736	$33,171	12.0%	$863,013	$813,076	$49,937	6.1%
Total portfolio revenue was $309.9 million in Q3 2025, an increase of $33.2 million, or 12.0%, compared to $276.7 million in Q3 2024. Portfolio income increased $42.4 million, or 19.6%, driven largely by the impact of higher recent purchasing and improved pricing. Changes in expected recoveries decreased $9.3 million, or 15.3%. Recoveries collected in excess of forecast decreased $6.8 million due largely to a one-time payment of $15.0 million to a seller in Q3 2025 to allow for the increased use of legal collections on certain previously purchased U.S. Core portfolios, partially offset by higher overperformance on our South American pools. Changes in expected future recoveries, which included the increase in estimated remaining collections resulting from the one-time payment in the U.S., decreased $2.4 million due primarily to a lower net increase in the collections forecasts on certain U.S. Core pools. These decreases were partially offset by a net increase in the collections forecasts on our South American pools in Q3 2025 compared to a net decrease in Q3 2024.
Total year-to-date portfolio revenue was $863.0 million in 2025, an increase of $49.9 million, or 6.1%, compared to $813.1 million in 2024. Portfolio income increased $123.0 million, or 19.6%, driven largely by the impact of higher recent purchasing and improved pricing. Changes in expected recoveries decreased $73.0 million. Recoveries collected in excess of forecast decreased $40.1 million compared to the prior year period due primarily to lower overperformance on our U.S. pools and the one-time payment of $15.0 million to a seller in the current year period to allow for the increased use of legal collections on certain previously purchased U.S. Core portfolios, partially offset by higher overperformance on our European pools across most of our markets. Changes in expected future recoveries, which included the increase in estimated remaining collections resulting from the one-time payment in the U.S., decreased $32.9 million due largely to a net decrease in the collections forecast on our U.S. Core pools compared to a net increase in the prior year period. These decreases were partially offset by a higher net increase in the collections forecast on our European pools and a net increase in the collections forecasts on our South American pools compared to a net decrease in the prior year period.
Gain on sale of equity method investment
In April 2025, we sold our 11.7% interest in RCB Investimentos S.A., a servicing company for nonperforming loans in Brazil, and recorded a gain of $38.4 million in our Consolidated Financial Statements for the second quarter of 2025. The sale did not impact the ownership of our portfolio investments in Brazil or our existing operations and expected future portfolio investments.

Operating expenses
Operating expenses were as follows for the periods indicated (in thousands):

	Third Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Compensation and benefits	$74,237	$76,106	$(1,869)	(2.5)%	$223,284	$223,944	$(660)	(0.3)%
Legal collection costs	46,764	28,781	17,983	62.5	117,741	90,746	26,995	29.7
Legal collection fees	16,558	14,479	2,079	14.4	47,413	40,353	7,060	17.5
Agency fees	24,556	21,020	3,536	16.8	68,612	61,751	6,861	11.1
Professional and outside services	22,051	20,452	1,599	7.8	64,225	63,626	599	0.9
Communication	8,377	10,048	(1,671)	(16.6)	28,271	34,203	(5,932)	(17.3)
Rent and occupancy	3,654	4,175	(521)	(12.5)	10,638	12,455	(1,817)	(14.6)
Depreciation, amortization and impairment of long-lived assets	2,439	2,469	(30)	(1.2)	8,711	7,826	885	11.3
Goodwill impairment	412,611	—	412,611	100.0	412,611	—	412,611	100.0
Other operating expenses	15,440	13,969	1,471	10.5	42,800	40,792	2,008	4.9
Total operating expenses	$626,687	$191,499	$435,188	227.3%	$1,024,306	$575,696	$448,610	77.9%
Compensation and benefits
Compensation and benefits expense was $74.2 million in Q3 2025, a decrease of $1.9 million, or 2.5%, compared to Q3 2024, while the year-to-date expense decreased $0.7 million, or 0.3%. These decreases were primarily due to lower collector compensation costs in the U.S., driven by the consolidation of our U.S. call centers and offshoring of a portion of our U.S. collection activities, partially offset by higher non-collector wage costs.
Legal collection costs
Legal collection costs consist primarily of costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account. Q3 2025 legal collection costs increased $18.0 million, or 62.5%, compared to Q3 2024, while the year-to-date costs increased $27.0 million, or 29.7%. These increases were driven by an expansion in activity in our U.S. legal collections channel resulting, in large part, from our cash generating initiatives.
Legal collection fees
Legal collection fees represent contingent fees incurred for cash collections generated by our third-party attorney network. Q3 2025 fees increased $2.1 million, or 14.4%, compared to Q3 2024, while year-to-date fees increased $7.1 million, or 17.5%. These increases mainly reflected higher external legal collections within our U.S. Core portfolio resulting, in large part, from the expansion in activity in our U.S. legal collections channel.
Agency fees
Agency fees primarily represent third-party collection fees. Q3 2025 fees increased $3.5 million, or 16.8%, compared to Q3 2024, while year-to-date fees increased $6.9 million, or 11.1%. Higher collection fees in Brazil and increased outsourcing in certain European markets drove the increase for the quarterly period. The increase for the year-to-date period was primarily due to additional fees paid to debt collection agencies in the U.S. and increased outsourcing in Europe.
Communication
Communication expense relates mainly to correspondence, network and calling costs associated with our collection efforts. Q3 2025 communication expense decreased $1.7 million, or 16.6%, compared to Q3 2024, while year-to-date expense decreased $5.9 million, or 17.3%. These decreases were primarily due to a mix of lower-cost communications strategies utilized across our U.S. Core operation.
Goodwill impairment
We recorded a goodwill impairment charge of $412.6 million in Q3 2025 related to our DBC reporting unit. For additional information, refer to Note 4 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

Interest expense, net
Interest expense, net was as follows for the periods indicated (in thousands):

	Third Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest on revolving credit facilities and term loan, and unused line fees	$40,207	$34,006	$6,201	18.2%	$115,323	$101,140	$14,183	14.0%
Interest on senior notes	24,911	25,368	(457)	(1.8)	74,734	65,816	8,918	13.5
Amortization of debt premium and issuance costs, net	1,976	3,795	(1,819)	(47.9)	5,839	8,326	(2,487)	(29.9)
Interest income	(3,007)	(2,107)	(900)	42.7	(8,478)	(6,589)	(1,889)	28.7
Interest expense, net	$64,087	$61,062	$3,025	5.0%	$187,418	$168,693	$18,725	11.1%
Interest expense, net was $64.1 million in Q3 2025, an increase of $3.0 million, or 5.0%, compared to Q3 2024, while year-to-date expense increased $18.7 million, or 11.1%. These increases were primarily due to higher average debt balances.
Income tax expense/(benefit)
Income tax expense/(benefit) and our effective tax rate were as follows for the periods indicated (in thousands):

	Third Quarter				Year-to-Date
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Income tax expense/(benefit)	$24,361	$(672)	$25,033	3,725.1%	$44,088	$10,416	$33,672	323.3%
Effective tax rate	(6.4)%	(2.4)%			(14.5)%	13.7%
Income tax expense was $24.4 million in Q3 2025, an increase of $25.0 million compared to an income tax benefit of $0.7 million in Q3 2024, while year-to-date expense increased $33.7 million to $44.1 million. The effective tax rate in Q3 2025 was (6.4)% compared to an effective tax benefit rate of (2.4)% in Q3 2024. Our effective tax rate depends on the mix of income from different taxing jurisdictions and the timing and amount of discrete items. The change in the effective tax rate for both the quarterly and year-to-date periods was due largely to the goodwill impairment charge in the current year and a $7.7 million prior year reduction in tax expense due to the reversal of a valuation allowance associated with the resolution of a tax matter in Europe.
Balance sheet
Finance receivables, net
Finance receivables, net were $4.6 billion as of September 30, 2025, an increase of $431.4 million, or 10.4%, compared to $4.1 billion as of December 31, 2024, driven largely by portfolio acquisitions of $893.7 million, foreign currency translation adjustments of $252.3 million and Changes in expected recoveries of $112.6 million, partially offset by recoveries collected and applied to Finance receivables, net of $827.2 million.
Goodwill
Goodwill was $26.9 million as of September 30, 2025, a decrease of $369.5 million, or 93.2%, compared to $396.4 million as of December 31, 2024, due to a goodwill impairment charge. As of September 30, 2025, as part of our interim impairment assessment, based on a sustained decrease in our stock price and market capitalization, we determined there to be an indicator of potential goodwill impairment in our DBC reporting unit. As a result, we performed a quantitative impairment test as of September 30, 2025, and determined that the goodwill in our DBC reporting unit was fully impaired. For additional information, refer to Note 4 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report. As of September 30, 2025, goodwill consisted of $26.9 million in our Claims Compensation Bureau, LLC reporting unit.
Borrowings
Borrowings were $3.6 billion as of September 30, 2025, an increase of $280.4 million, or 8.4%, compared to $3.3 billion as of December 31, 2024. On September 30, 2025, we completed the issuance of €300.0 million ($352.0 million) in aggregate principal amount of our 2032 senior notes and initially paid down approximately $172.0 million principal amount of outstanding borrowings under each of our North American and European revolving credit facilities with the net proceeds. Issuance of the 2032 senior notes drove an increase of $352.0 million in borrowings under senior notes, which was partially offset by net payments of $53.3 million on our United Kingdom revolving credit facility.

Total stockholders' equity - PRA Group, Inc.
Total stockholders' equity - PRA Group, Inc. was $928.5 million as of September 30, 2025, a decrease of $206.5 million, or 18.2%, compared to $1.1 billion as of December 31, 2024. The decrease was driven primarily by the net loss for the period, partially offset by foreign currency translation adjustments.

NON-GAAP FINANCIAL MEASURES
We report our financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, our management also uses certain non-GAAP financial measures, including:
•Adjusted EBITDA, to evaluate our performance and to set performance goals;
•Adjusted cash efficiency ratio, to monitor and evaluate operating expenses;
•ROATE, to monitor and evaluate operating performance relative to our equity; and
•Adjusted ROATE, to standardize ROATE across periods by eliminating certain nonrecurring transactions.
Adjusted EBITDA
We present Adjusted EBITDA because we consider it an important supplemental measure of our operational and financial performance. Management believes Adjusted EBITDA helps provide enhanced period-to-period comparability of our operational and financial performance, as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the operations of our business, and is useful to investors as other companies in the industry report similar financial measures. Adjusted EBITDA should not be considered as an alternative to net (loss)/income determined in accordance with GAAP. In addition, our calculation of Adjusted EBITDA may not be comparable to the calculation of similarly titled measures presented by other companies. Adjusted EBITDA is calculated starting with our GAAP financial measure, Net (loss)/income attributable to PRA Group, Inc. and is adjusted for:
•income tax expense (or less income tax benefit);
•foreign exchange loss (or less foreign exchange gain);
•interest expense, net (or less interest income, net);
•other expense (or less other income);
•depreciation and amortization;
•impairment of real estate;
•goodwill impairment;
•net income attributable to noncontrolling interests;
•gain on sale of equity method investment; and
•recoveries collected and applied to Finance receivables, net less Changes in expected recoveries.

The following table provides a reconciliation of Net (loss)/income attributable to PRA Group, Inc. as reported in accordance with GAAP to Adjusted EBITDA for the periods indicated (in thousands):

	Adjusted EBITDA Reconciliation
	Twelve Months Ended	Year Ended
	September 30, 2025	December 31, 2024
Net (loss)/income attributable to PRA Group, Inc.	$(343,214)	$70,601
Adjustments:
Income tax expense	54,704	21,032
Foreign exchange loss	81	9
Interest expense, net	247,992	229,267
Other expense (1)	308	851
Depreciation and amortization	10,273	10,792
Impairment of real estate	1,404	—
Goodwill impairment	412,611	—
Net income attributable to noncontrolling interests	16,809	17,972
Gain on sale of equity method investment	(38,403)	—
Recoveries collected and applied to Finance receivables, net less Changes in expected recoveries	902,925	787,028
Adjusted EBITDA	$1,265,490	$1,137,552
(1)Other expense reflects non-operating activities.
Cash efficiency
We use an Adjusted cash efficiency ratio, which is a supplemental measure of performance that is not required by, or presented in accordance with, GAAP, to monitor and evaluate operating expenses, excluding goodwill impairment, relative to our cash collections plus fees and revenue recognized from our class action claims recovery services. Management believes the Adjusted cash efficiency ratio is a useful financial measure for investors in evaluating our management of operating expenses. The Adjusted cash efficiency ratio is calculated by dividing cash receipts less Adjusted operating expenses by cash receipts. The following table provides a reconciliation of Total operating expenses to Adjusted operating expenses and presents our Adjusted cash efficiency ratios for the periods indicated (in thousands, except for ratio data):

	Adjusted Operating Expenses Reconciliation and Adjusted Cash Efficiency Ratio
	Third Quarter		Year-to-Date
	2025	2024	2025	2024
Cash collections	$542,244	$477,110	$1,575,968	$1,400,510
Fee income	622	3,138	3,745	4,036
Cash receipts	542,866	480,248	1,579,713	1,404,546

Total operating expenses	626,687	191,499	1,024,306	575,696
Less: Goodwill impairment	412,611	—	412,611	—
Adjusted operating expenses	214,076	191,499	611,695	575,696

Cash receipts less Adjusted operating expenses	328,790	288,749	968,018	828,850

Adjusted cash efficiency ratio	60.6%	60.1%	61.3%	59.0%
Return on average tangible equity and adjusted return on average tangible equity
We use ROATE, which is a supplemental measure of performance that is not required by, or presented in accordance with, GAAP, to monitor and evaluate operating performance relative to our equity. Management believes ROATE is a useful financial measure for investors in evaluating the effective use of equity, and is an important component of our long-term stockholder return. Average tangible equity is defined as average Total stockholders' equity - PRA Group, Inc. less average goodwill and average other intangible assets. ROATE is calculated by dividing annualized Net (loss)/income attributable to PRA Group, Inc. by average tangible equity.

ROATE may include certain items that are not indicative of the ongoing operating results of our business. Accordingly, management also uses Adjusted ROATE to monitor and evaluate operating performance relative to our equity. Management believes Adjusted ROATE is a useful financial measure for investors because it excludes the impact of certain transactions that are either unusual or infrequent in nature, or both. Adjusted ROATE is calculated by dividing Adjusted net income attributable to PRA Group, Inc. by average tangible equity.
The following table provides a reconciliation of Total stockholders' equity - PRA Group, Inc. as reported in accordance with GAAP to average tangible equity and a reconciliation of Net (loss)/income attributable to PRA Group, Inc. to Adjusted net income attributable to PRA Group, Inc., and presents our ROATE and Adjusted ROATE for the periods indicated (in thousands, except for ratio data):

			Average Tangible Equity Reconciliation (1)
	Balance as of Period End		Third Quarter		Year-to-Date
	September 30, 2025	September 30, 2024	2025	2024	2025	2024
Total stockholders' equity - PRA Group, Inc. (2)	$928,493	$1,218,882	$1,132,709	$1,182,173	$1,154,889	$1,165,196
Less: Goodwill	26,871	423,011	233,160	419,329	320,848	420,517
Less: Other intangible assets	1,470	1,620	1,506	1,609	1,488	1,656
Average tangible equity			$898,043	$761,235	$832,553	$743,023

(1)Amounts represent the average balances for the respective periods.
(2)Amounts not adjusted for Gain on sale of equity method investment due to the de minimus effect.
			ROATE (3)
			Third Quarter		Year-to-Date
			2025	2024	2025	2024
Net (loss)/income attributable to PRA Group, Inc.			$(407,703)	$27,154	$(361,670)	$52,145
ROATE			(181.6)%	14.3%	(57.9)%	9.4%
(3)Based on annualized Net (loss)/income attributable to PRA Group, Inc.

			Adjusted Net Income Attributable to PRA Group, Inc. Reconciliation and Adjusted ROATE (4)
			Third Quarter		Year-to-Date
			2025	2024	2025	2024
Net (loss)/income attributable to PRA Group, Inc.			$(407,703)	$27,154	$(361,670)	$52,145
Less: Gain on sale of equity method investment, net of tax			-—-	-—-	(29,686)	—
Plus: Goodwill impairment, net of tax			428,580	—	428,580	—
Adjusted net income attributable to PRA Group, Inc.			20,877	27,154	37,224	52,145
Adjusted ROATE			9.3%	14.3%	6.0%	9.4%
(4)Based on annualized Adjusted net income attributable to PRA Group, Inc.

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

Estimated remaining collections
The following table displays our ERC by geography, year and portfolio for the 12 months ending September 30, (in thousands):

	ERC By Geography, Year and Portfolio
	Americas and Australia Core	Americas Insolvency	Total Americas and Australia (1)	Europe Core	Europe Insolvency	Total Europe (2)	Total
2026	$1,121,962	$83,141	$1,205,103	$635,647	$63,600	$699,247	$1,904,350
2027	860,631	67,524	928,155	536,158	44,596	580,754	1,508,909
2028	592,397	47,649	640,046	450,425	29,390	479,815	1,119,861
2029	405,389	27,712	433,101	386,865	17,170	404,035	837,136
2030	281,785	12,658	294,443	334,663	7,938	342,601	637,044
2031	196,881	2,042	198,923	290,693	2,966	293,659	492,582
2032	138,488	48	138,536	253,674	1,171	254,845	393,381
2033	98,226	3	98,229	222,348	577	222,925	321,154
2034	67,799	1	67,800	195,158	271	195,429	263,229
2035	48,629	—	48,629	172,063	109	172,172	220,801
Thereafter	107,576	—	107,576	593,706	223	593,929	701,505
Total ERC	$3,919,763	$240,778	$4,160,541	$4,071,400	$168,011	$4,239,411	$8,399,952
(1)Reflects ERC of $3.6 billion for the U.S. and $515.8 million for other Americas and Australia.
(2)Reflects ERC of $1.64 billion for the UK, $1.06 billion for Central Europe, $964.5 million for Northern Europe and $567.7 million for Southern Europe.
Cash collections
The following table displays our cash collections by geography and portfolio, Core cash collections separated between call center and other collections and legal collections, and constant currency adjusted cash collections for the periods indicated (in thousands):

	Cash Collections by Geography and Portfolio
	Third Quarter				Year-to-Date
	2025		2024		2025		2024
Americas and Australia
Call center and other	$167,822	54.1%	$150,103	56.2%	$494,812	55.0%	$454,250	57.7%
Legal	142,286	45.9	116,874	43.8	405,154	45.0	333,416	42.3
Core	310,108	100%	266,977	100%	899,966	100%	787,666	100%
Insolvency	23,568		26,065		71,597		78,244
Total Americas and Australia	$333,676		$293,042		$971,563		$865,910
Europe
Call center and other	$113,330	61.0%	$98,287	62.1%	$324,619	60.6%	$286,294	62.1%
Legal	72,580	39.0	59,955	37.9	211,314	39.4	174,620	37.9
Core	185,910	100%	158,242	100%	535,933	100%	460,914	100%
Insolvency	22,658		$25,826		68,472		$73,686
Total Europe	$208,568		$184,068		$604,405		$534,600
Total Company
Call center and other	281,152	56.7%	248,390	58.4%	819,431	57.1%	740,544	59.3%
Legal	214,866	43.3	176,829	41.6	616,468	42.9	508,036	40.7
Core	496,018	100%	425,219	100%	1,435,899	100%	1,248,580	100%
Insolvency	46,226		51,891		140,069		151,930
Total cash collections	$542,244		$477,110		$1,575,968		$1,400,510
Total cash collections adjusted (1)	$542,244		$487,294		$1,575,968		$1,407,785
(1)Total cash collections adjusted refers to prior period foreign currency cash collections remeasured at average U.S. dollar exchange rates for the current period.

Purchase Price Multiples as of September 30, 2025 In thousands
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple (5)
Americas and Australia Core
1996-2014	$2,336,839	$6,698,114	$84,642	287%	228%
2015	443,114	920,784	28,969	208%	205%
2016	455,767	1,104,447	48,732	242%	201%
2017	532,851	1,234,254	76,722	232%	193%
2018	653,975	1,561,810	114,403	239%	202%
2019	581,476	1,336,705	104,678	230%	206%
2020	435,668	975,474	109,706	224%	213%
2021	435,846	734,910	191,471	169%	191%
2022	406,082	713,779	237,056	176%	179%
2023	622,583	1,217,624	620,578	196%	197%
2024	823,662	1,794,207	1,341,743	218%	211%
2025	483,333	1,033,958	961,063	214%	214%
Subtotal	8,211,196	19,326,066	3,919,763
Americas Insolvency
1996-2014	1,414,476	2,723,230	2	193%	155%
2015	63,170	88,214	3	140%	125%
2016	91,442	118,571	51	130%	123%
2017	275,257	359,423	362	131%	125%
2018	97,879	137,065	143	140%	127%
2019	123,077	167,787	447	136%	128%
2020	62,130	90,248	3,060	145%	136%
2021	55,187	74,696	10,147	135%	136%
2022	33,442	47,948	16,283	143%	139%
2023	91,282	119,910	62,374	131%	135%
2024	68,391	99,788	70,538	146%	149%
2025	50,001	80,059	77,368	160%	160%
Subtotal	2,425,734	4,106,939	240,778
Total Americas and Australia	10,636,930	23,433,005	4,160,541
Europe Core
1996-2014	814,553	2,705,950	384,326	332%	205%
2015	411,340	768,527	120,755	187%	160%
2016	333,090	590,863	144,627	177%	167%
2017	252,174	364,846	84,606	145%	144%
2018	341,775	563,250	159,355	165%	148%
2019	518,610	876,312	292,208	169%	152%
2020	324,119	602,714	229,314	186%	172%
2021	412,411	728,081	359,607	177%	170%
2022	359,447	593,532	399,825	165%	162%
2023	410,593	699,868	503,908	170%	169%
2024	451,786	817,307	752,460	181%	180%
2025	357,530	671,159	640,409	188%	188%
Subtotal	4,987,428	9,982,409	4,071,400
Europe Insolvency
2014	10,876	19,233	—	177%	129%
2015	18,973	29,622	—	156%	139%
2016	39,338	58,382	497	148%	130%
2017	39,235	52,653	335	134%	128%
2018	44,908	53,300	871	119%	123%
2019	77,218	114,458	5,579	148%	130%
2020	105,440	162,059	9,883	154%	129%
2021	53,230	79,535	14,261	149%	134%
2022	44,604	65,672	26,299	147%	137%
2023	46,558	66,278	39,858	142%	138%
2024	43,459	64,128	47,281	148%	147%
2025	15,888	24,112	23,147	152%	152%
Subtotal	539,727	789,432	168,011
Total Europe	5,527,155	10,771,841	4,239,411
Total PRA Group	$16,164,085	$34,204,846	$8,399,952
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
(4)Non-U.S. amounts are presented at the September 30, 2025 exchange rate.
(5)The original purchase price multiple represents the purchase price multiple at the end of the period of acquisition.

Portfolio Financial Information (1)
In thousands
	September 30, 2025 (year-to-date)				As of September 30, 2025
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables (3)
Americas and Australia Core
1996-2014	$33,116	$15,076	$14,539	$29,615	$25,383
2015	10,292	6,159	(3,525)	2,634	12,630
2016	14,478	8,358	1,599	9,957	17,005
2017	21,888	11,477	5,393	16,870	31,608
2018	38,675	16,918	8,963	25,881	56,671
2019	37,963	16,735	4,280	21,015	53,085
2020	42,193	17,485	4,356	21,841	57,455
2021	49,989	26,763	(10,142)	16,621	93,816
2022	72,183	31,861	(9,887)	21,974	135,737
2023	182,901	89,871	(33,376)	56,495	332,260
2024	323,633	187,571	26,891	214,462	708,555
2025	72,655	56,814	8,544	65,358	475,270
Subtotal	899,966	485,088	17,635	502,723	1,999,475
Americas Insolvency
1996-2014	716	16	715	731	—
2015	83	5	72	77	2
2016	221	14	120	134	46
2017	827	78	381	459	318
2018	829	29	425	454	134
2019	2,269	78	713	791	425
2020	7,739	670	(1,131)	(461)	2,791
2021	9,227	1,250	314	1,564	9,401
2022	8,178	1,636	478	2,114	14,339
2023	21,637	6,212	498	6,710	52,274
2024	17,177	8,236	(1,177)	7,059	52,606
2025	2,694	2,971	1,335	4,306	50,889
Subtotal	71,597	21,195	2,743	23,938	183,225
Total Americas and Australia	971,563	506,283	20,378	526,661	2,182,700
Europe Core
1996-2014	73,218	43,776	19,058	62,834	86,025
2015	21,742	9,043	7,080	16,123	59,498
2016	20,097	8,757	4,139	12,896	81,902
2017	11,764	4,277	(1,251)	3,026	56,212
2018	26,250	9,330	1,789	11,119	102,423
2019	46,787	14,952	12,991	27,943	196,370
2020	34,169	13,046	10,509	23,555	138,912
2021	45,708	19,334	6,760	26,094	216,925
2022	51,788	20,379	3,229	23,608	251,939
2023	70,508	28,642	5,439	34,081	300,972
2024	103,453	44,540	5,065	49,605	420,530
2025	30,449	14,420	3,954	18,374	343,433
Subtotal	535,933	230,496	78,762	309,258	2,255,141
Europe Insolvency
2014	135	—	135	135	—
2015	119	—	119	119	—
2016	413	62	328	390	128
2017	787	34	501	535	210
2018	1,247	70	311	381	728
2019	5,073	498	433	931	4,745
2020	13,206	988	2,212	3,200	9,221
2021	11,394	1,269	4,102	5,371	12,901
2022	11,855	2,183	2,759	4,942	22,487
2023	11,830	3,225	1,314	4,539	32,904
2024	11,455	4,610	1,020	5,630	35,178
2025	958	723	198	921	15,824
Subtotal	68,472	13,662	13,432	27,094	134,326
Total Europe	604,405	244,158	92,194	336,352	2,389,467
Total PRA Group	$1,575,968	$750,441	$112,572	$863,013	$4,572,167
(1)     Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented using the average exchange rates during the current reporting period.
(3)Non-U.S. amounts are presented at the September 30, 2025 exchange rate.

Cash Collections by Year, By Year of Purchase (1) as of September 30, 2025 In millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total
Americas and Australia Core
1996-2014	$2,336.8	$4,371.9	$727.8	$470.0	$311.2	$222.5	$155.0	$96.6	$68.8	$51.0	$40.2	$49.4	$33.1	$6,597.5
2015	443.1	—	117.0	228.4	185.9	126.6	83.6	57.2	34.9	19.5	14.1	17.3	10.3	894.8
2016	455.8	—	—	138.7	256.5	194.6	140.6	105.9	74.2	38.4	24.9	24.0	14.5	1,012.3
2017	532.9	—	—	—	107.3	278.7	256.5	192.5	130.0	76.3	43.8	39.2	21.9	1,146.2
2018	654.0	—	—	—	—	122.7	361.9	337.7	239.9	146.1	92.9	75.9	38.7	1,415.8
2019	581.5	—	—	—	—	—	143.8	349.0	289.8	177.7	110.3	77.7	38.0	1,186.3
2020	435.7	—	—	—	—	—	—	132.9	284.3	192.0	125.8	87.0	42.2	864.2
2021	435.8	—	—	—	—	—	—	—	85.0	177.3	136.8	98.4	50.0	547.5
2022	406.1	—	—	—	—	—	—	—	—	67.7	195.4	144.7	72.2	480.0
2023	622.5	—	—	—	—	—	—	—	—	—	108.5	285.9	182.9	577.3
2024	823.7	—	—	—	—	—	—	—	—	—	—	145.9	323.6	469.5
2025	483.3	—	—	—	—	—	—	—	—	—	—	—	72.6	72.6
Subtotal	8,211.2	4,371.9	844.8	837.1	860.9	945.1	1,141.4	1,271.8	1,206.9	946.0	892.7	1,045.4	900.0	15,264.0
Americas Insolvency
1996-2014	1,414.5	1,949.8	340.8	213.0	122.9	59.1	22.6	5.8	3.3	2.3	1.5	1.3	0.7	2,723.1
2015	63.2	—	3.4	17.9	20.1	19.8	16.7	7.9	1.3	0.6	0.3	0.2	0.1	88.3
2016	91.4	—	—	18.9	30.4	25.0	19.9	14.4	7.4	1.8	0.9	0.6	0.2	119.5
2017	275.3	—	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	2.5	0.8	359.1
2018	97.9	—	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	2.5	0.8	136.8
2019	123.1	—	—	—	—	—	13.4	31.4	39.1	37.8	28.7	14.6	2.3	167.3
2020	62.1	—	—	—	—	—	—	6.5	16.1	20.4	19.5	17.0	7.7	87.2
2021	55.2	—	—	—	—	—	—	—	4.6	17.9	17.5	15.3	9.2	64.5
2022	33.4	—	—	—	—	—	—	—	—	3.2	9.2	11.1	8.2	31.7
2023	91.2	—	—	—	—	—	—	—	—	—	9.0	25.1	21.6	55.7
2024	68.4	—	—	—	—	—	—	—	—	—	—	12.1	17.2	29.3
2025	50.0	—	—	—	—	—	—	—	—	—	—	—	2.8	2.8
Subtotal	2,425.7	1,949.8	344.2	249.8	222.5	207.9	180.9	155.3	147.4	129.4	104.2	102.3	71.6	3,865.3
Total Americas and Australia	10,636.9	6,321.7	1,189.0	1,086.9	1,083.4	1,153.0	1,322.3	1,427.1	1,354.3	1,075.4	996.9	1,147.7	971.6	19,129.3
Europe Core
1996-2014	814.5	195.1	297.5	249.9	224.1	209.6	175.3	151.7	151.0	123.6	108.6	101.7	73.2	2,061.3
2015	411.3	—	45.8	100.3	86.2	80.9	66.1	54.3	51.4	40.7	33.8	30.4	21.7	611.6
2016	333.1	—	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	27.4	20.1	459.0
2017	252.2	—	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	17.9	11.8	264.0
2018	341.8	—	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	37.1	26.2	409.0
2019	518.6	—	—	—	—	—	48.0	125.7	121.4	89.8	75.1	68.2	46.8	575.0
2020	324.1	—	—	—	—	—	—	32.3	91.7	69.0	56.1	50.1	34.2	333.4
2021	412.4	—	—	—	—	—	—	—	48.5	89.9	73.0	66.6	45.7	323.7
2022	359.4	—	—	—	—	—	—	—	—	33.9	83.8	74.7	51.8	244.2
2023	410.6	—	—	—	—	—	—	—	—	—	50.2	103.1	70.5	223.8
2024	451.9	—	—	—	—	—	—	—	—	—	—	46.3	103.5	149.8
2025	357.5	—	—	—	—	—	—	—	—	—	—	—	30.4	30.4
Subtotal	4,987.4	195.1	343.3	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.1	623.5	535.9	5,685.2
Europe Insolvency
2014	10.9	—	4.3	3.9	3.2	2.6	1.5	0.8	0.3	0.2	0.2	0.2	0.1	17.3
2015	19.0	—	3.0	4.4	5.0	4.8	3.9	2.9	1.6	0.6	0.4	0.2	0.1	26.9
2016	39.3	—	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	0.8	0.4	61.6
2017	39.2	—	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	1.5	0.8	50.1
2018	44.9	—	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	3.5	1.2	52.7
2019	77.2	—	—	—	—	—	5.0	21.1	23.9	21.0	17.5	12.9	5.1	106.5
2020	105.4	—	—	—	—	—	—	6.0	34.6	34.1	29.7	25.5	13.2	143.1
2021	53.2	—	—	—	—	—	—	—	5.5	14.4	14.7	15.4	11.4	61.4
2022	44.6	—	—	—	—	—	—	—	—	4.5	12.4	15.2	11.9	44.0
2023	46.7	—	—	—	—	—	—	—	—	—	4.2	12.7	11.8	28.7
2024	43.4	—	—	—	—	—	—	—	—	—	—	9.5	11.5	21.0
2025	15.9	—	—	—	—	—	—	—	—	—	—	—	1.0	1.0
Subtotal	539.7	—	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.4	97.4	68.5	614.3
Total Europe	5,527.1	195.1	350.6	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.5	720.9	604.4	6,299.5
Total PRA Group	$16,164.0	$6,516.8	$1,539.6	$1,492.0	$1,512.6	$1,625.2	$1,841.2	$2,005.6	$2,061.9	$1,728.9	$1,660.4	$1,868.6	$1,576.0	$25,428.8
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
Sources of liquidity
Cash and cash equivalents
As of September 30, 2025, cash and cash equivalents totaled $107.5 million, of which $96.3 million was held by international operations with indefinitely reinvested earnings. For additional information about the unremitted earnings of our international subsidiaries, refer to Note 13 to our Consolidated Financial Statements in the 2024 Form 10-K.
Borrowings
As of September 30, 2025, we had the following committed amounts, outstanding borrowings and availability under our financing arrangements (in thousands):

	September 30, 2025
				Composition of Total Availability
	Committed Amounts	Outstanding Borrowings	Total Availability	Based on Current ERC (1)	Additional Availability (2)
North American revolving credit facility	$1,075,000	$514,039	$560,961	$383,739	$177,222
North American term loan	462,611	462,611	—	—	—
UK revolving credit facility	725,000	440,864	284,136	159,987	124,149
European revolving credit facility	896,509	551,331	345,178	345,178	—
Colombian revolving credit facility	2,465	2,465	—	—	—
Senior notes	1,649,990	1,649,990	—	—	—
Debt premium and issuance costs, net	—	(14,322)	—	—	—
Total	$4,811,575	$3,606,978	$1,190,275	$888,904	$301,371
(1)Available borrowings after calculation of borrowing base, subject to the committed amounts and debt covenants, which may be used for general corporate purposes, including portfolio purchases.
(2)Subject to borrowing base and debt covenants, including advance rates ranging from 35-55% of applicable ERC.
Interest-bearing deposits
As of September 30, 2025, interest-bearing deposits totaled $139.7 million. Under our European revolving credit facility, our interest-bearing deposit funding is limited to SEK 2.2 billion (the equivalent of $233.9 million in U.S. dollars as of September 30, 2025).
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
Market conditions permitting, as we deem appropriate, we may seek to access the debt or equity capital markets or other sources of funding, and it may be necessary to raise additional funds to achieve our business objectives. Business acquisitions or higher than expected levels of portfolio purchasing could require additional financing. We may also from time-to-time repurchase common stock or senior notes in the open market or otherwise. We also have the ability to slow the purchase of nonperforming loans without significantly impacting current year collections.
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

As of September 30, 2025, we had forward flow agreements in place with an estimated purchase price of approximately $297.8 million over the next 12 months. This total can vary significantly based on the remaining terms and renewal dates of the agreements and is comprised of $235.4 million for the Americas and Australia and $62.4 million for Europe. These amounts represent our estimated forward flow purchases over the next 12 months under the agreements in place based on projections and other factors, including sellers' estimates of future forward flow sales, and are dependent on actual delivery by the sellers and, in some cases, the impact of foreign exchange rate fluctuations. Accordingly, amounts purchased under these agreements may vary significantly. In addition to these agreements, we may also enter into new or renewed forward flow commitments and/or make spot purchases of nonperforming loan portfolios.
Borrowings
As of September 30, 2025, we had $3.6 billion in outstanding borrowings. The estimated interest, unused fees and principal payments for the next 12 months are $249.8 million. After 12 months, principal payments on our debt are due from between one and seven years. Our financing arrangements include covenants with which we must comply, and as of September 30, 2025, we were in compliance with these covenants. On September 30, 2025, we completed the private offering of our 2032 senior notes.
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
Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or other methods, subject to market and/or other conditions and applicable regulatory requirements. There were no repurchases during the third quarter of 2025, and as of September 30, 2025, we had $57.7 million remaining for share repurchases under the program, subject to the restrictive covenants discussed above.
Leases
Our leases have remaining terms from one to 7 years. As of September 30, 2025, we had $31.2 million in lease liabilities, of which $7.2 million is due within the next 12 months. For additional information, refer to Note 5 to our Consolidated Financial Statements in the 2024 Form 10-K.
Derivatives
We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of September 30, 2025, we had $9.1 million of derivative liabilities, of which $1.5 million matures within the next 12 months. The remaining $7.5 million matures in 2028 and later. For additional information, refer to Note 6 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Investments
As of September 30, 2025, we held $63.2 million in Swedish treasury securities to meet the liquidity requirements of the Swedish Financial Services Authority for our banking subsidiary, AK Nordic AB.

Cash flow analysis
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Year-to-Date
	2025	2024	Change
Net cash provided by/(used in):
Operating activities	$(75,622)	$(137,524)	$61,902
Investing activities	(16,975)	(183,833)	166,858
Financing activities	74,562	347,073	(272,511)
Effect of foreign exchange rates	21,431	3,024	18,407
Net increase in cash, cash equivalents and restricted cash	$3,396	$28,740	$(25,344)
Operating activities
Net cash used in operating activities mainly reflects the portion of our cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. It does not include cash collections applied to the negative allowance, which are classified as cash flows provided by investing activities. Net cash used in operating activities decreased $61.9 million compared to the prior year period, primarily due to higher cash collections recognized as income, partially offset by higher cash paid for interest and taxes.
Investing activities
Net cash used in investing activities decreased $166.9 million compared to the prior year period. The decrease was primarily due to a decrease of $84.9 million in purchases of nonperforming loan portfolios, an increase of $49.2 million in proceeds from sales and maturities of investments and an increase of $42.9 million in recoveries collected and applied to Finance receivables.
Financing activities
Net cash provided by financing activities decreased $272.5 million compared to the prior year period. The decrease was primarily due to a $441.6 million decrease in net proceeds from lines of credit and a $65.7 million decrease related to interest-bearing deposits activity, partially offset by a $250.0 million increase in net proceeds from the issuance and retirement of senior notes. Additionally, we repurchased $10.0 million of our common stock year-to-date 2025 compared to no repurchases during the prior year period.
Effect of foreign exchange rates
The net effect of exchange rates on cash increased $18.4 million compared to the prior year period. The increase was primarily due to the impact of a weakening of the U.S. dollar relative to other currencies on our foreign currency denominated borrowings and intercompany balances.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our business is subject primarily to interest rate and foreign currency risk. Except for the issuance of our 2032 senior notes, as further discussed below, our exposure to these risks, as described in Part II, Item 7A in the 2024 Form 10-K, has not changed materially since December 31, 2024.
Interest rate exposure
Of our $3.6 billion in total borrowings as of September 30, 2025, $1.6 billion was fixed rate debt. Considering these fixed rate borrowings and the interest rate hedges on our variable rate debt, with maturities ranging from four months to five years, as of September 30, 2025, 67% of our total debt was either fixed rate or converted to a fixed rate. This represents an increase in our percentage of fixed rate debt compared to recent quarters, driven in large part by the issuance of our 2032 senior notes.
Foreign currency exposure
We operate internationally and enter into transactions denominated in various foreign currencies. During Q3 2025, our revenues from operations outside the U.S. were $152.3 million. Our 2032 senior notes expose us to foreign currency gains and losses on the remeasurement of the notes and interest payments thereon to the U.S. dollar. We hold certain Euro-denominated assets whose foreign currency gains and losses partially offset this exposure.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings as of September 30, 2025, refer to Note 11 to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. For additional information, refer to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Quarterly Report.
We did not repurchase any of our common stock during the third quarter of 2025. Our credit facilities and the indentures governing our senior notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders and repurchase our common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the third quarter of 2025.
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

4.6
Indenture, dated as of September 30, 2025, among PRA Group Europe Holding II S.à r.l, PRA Group, Inc., the domestic subsidiaries of PRA Group, Inc., party thereto and U.S. Bank Trustees Limited, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 1, 2025 (File No. 000-50058)).

4.7
Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed February 26, 2021 (File No. 000-50058)).

10.1
First Amendment to the Second Amended and Restated Credit Agreement dated October 28, 2024 to the Amended and Restated Credit Agreement dated May 5, 2017 by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto and Truist Bank as Administrative Agent (filed herewith).

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

PRA Group, Inc.
(Registrant)

November 10, 2025	By:	/s/ Martin Sjolund
Martin Sjolund
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2025	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)