Form 10-K
period 2025-12-31
PRA GROUP INC
filed 2026-03-02
CIK 1185348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 was $568,047,885 based on the $14.75 closing price as reported on the NASDAQ Global Select Market.
The number of shares of the registrant's Common Stock outstanding as of February 20, 2026 was 38,453,344.
Documents incorporated by reference
Portions of the Registrant's definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
•a deterioration in general business and economic conditions;
•our ability to purchase a sufficient volume of nonperforming loans at favorable pricing;
•our ability to collect sufficient amounts on our nonperforming loans to recover our costs and fund our operations;
•our reliance on internally developed models and the underlying data used in those models;
•a disruption or failure by any of our third-party service providers, or the vendors on whom they may depend, to meet their obligations and our service level expectations, or an ability to contract alternative providers;
•our ability to realize the expected benefits from our cash-generating and cost savings initiatives in our United States ("U.S.") business;
•changes in the regulatory environment for legal collections or our ability to effectively collect on legal recovery and post-judgment processes;
•disruptions of business operations caused by cybersecurity incidents or the underperformance or failure of our information technology ("IT") infrastructure, networks or communication systems;
•our ability to effectively manage change associated with ongoing enhancements to our key operational systems and processes;
•our ability to effectively utilize artificial intelligence ("AI") and machine learning technologies and to adequately safeguard our systems against AI-driven threats;
•our ability to execute our three-year strategic plan effectively, including the targets related to improving our financial results;
•further impairment of goodwill;
•our ability to manage risks associated with our international operations;
•changes in local, state, federal or international laws or the interpretation of these laws, including tax, bankruptcy and collection laws that limit our ability to collect on our nonperforming loans;
•our ability to comply with existing and new regulations of the collection industry;
•investigations, reviews or enforcement actions by governmental authorities, including the Consumer Financial Protection Bureau ("CFPB");
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

PART I
Item 1. Business.

OVERVIEW
General
We are a specialty finance company headquartered in Norfolk, Virginia and incorporated in Delaware. Our primary business is the purchase, collection and management of nonperforming loan portfolios, and we are a global leader in the industry. Most of the loans we purchase are from credit originators who have chosen not to pursue, or have been unsuccessful in collecting, the full balance owed to them ("Core" accounts). To a lesser extent, we also purchase loans in situations where the customer is involved in a bankruptcy or similar proceeding ("Insolvency" accounts). As part of an ancillary business, we purchase and provide fee-based services for class action claims recoveries in the U.S.
We are organized on a geographic basis, with our principal markets in the U.S. and Europe, where we have operations in 12 countries and the United Kingdom ("UK"). On a significantly smaller scale, we also operate in South America, Canada and Australia. Subject to globally-established parameters for capital allocation, portfolio return thresholds and leverage, each market functions under a similar debt management business model, which is predicated on purchasing nonperforming loans and generating returns through disciplined collection strategies over extended collection periods.
Portfolio purchasing
To identify purchasing opportunities, our investment teams continuously engage with known and potential sellers, including major banks, consumer finance companies, auto finance providers and other creditors. The types of Core and Insolvency loans we purchase include general purpose and private label credit cards, consumer loans, auto loans, overdrafts and small business loans. In valuing these loans, we consider several factors, including the type of asset, the age since charge-off, the geographic region, the sellers' selection criteria and collections activity up to the time of sale.
Nonperforming loan portfolios are typically sold through formal sales processes in which bids are requested from a group of pre-qualified potential buyers. In some cases, portfolios can also be sold on an exclusive basis directly to a seller's preferred buyer. In determining the price we bid for a portfolio, we leverage our extensive data set and modeling experience, which considers various factors, including projected cash collections, the estimated cost to collect and financing costs. All of our purchases are subject to approval by the applicable internal investment committee(s).
Credit originators sell nonperforming loans in either single portfolio transactions, referred to as spot sales, or through pre-arranged sales of multiple portfolios over time, referred to as forward flow sales. Under forward flows, portfolios are purchased on a periodic basis at a negotiated price over a specified term, typically ranging from six to 12 months. Forward flow agreements establish specific criteria for the loans to be purchased, and many allow for termination and/or price renegotiation should the underlying quality of the portfolio deteriorate over time.
Portfolio collections
Core
Our Core account collection efforts are driven by a combination of internally staffed call centers and external vendors. Except for accounts placed with a third-party debt collection agency, we utilize proprietary models to proportionally direct work efforts to those customers most able and willing to pay, and ultimately, to achieve the highest correlation to profitable collections from our call activities. As part of our focus on driving cost efficiency and optimizing the performance of our U.S. business, we have reduced our onshore call center headcount and moved approximately one-third of our U.S. call center capacity offshore.
An important component of our collection efforts involves legal recovery and the judicial collection of balances from customers who we believe have the ability to settle their obligations but are unwilling to pay. We do not initiate our collections activity in the legal channel, but consider using it when customers do not engage with us voluntarily. There are some markets, especially in the Nordic countries, where the collection process follows a prescribed and time-sensitive set of legal actions, but in the majority of instances, we are able to use models and analysis to identify accounts with a higher propensity to pay in legal recovery. The legal process can take an extended period of time and requires an upfront investment in court filing costs, but usually generates net cash collections that likely would not have been realized otherwise. We utilize a combination of internal resources (attorneys and supporting staff), external law firms and other third-party service providers to perform legal recovery and judicial collections.

Insolvency
Accounts that are in an insolvent or bankrupt status are managed by our Insolvency operations team. These accounts fall under insolvency plans such as Individual Voluntary Arrangements ("IVAs") and Trust Deeds in the UK, Consumer Proposals in Canada and various forms of bankruptcy plans in the U.S., Canada, Germany and the UK. We file claims or claim transfers securing our creditor rights under these plans, and we actively manage these accounts through the entire life cycle of the insolvency proceeding to ensure that we participate in any distributions to creditors. The accounts we manage are derived from two sources: (1) purchased portfolios of insolvent nonperforming loans and (2) Core accounts when customers file for protection under insolvency or bankruptcy laws after we have purchased the accounts.
These types of accounts are managed under the relevant country's insolvency or bankruptcy codes and may have an associated payment plan that generally ranges from three to seven years. Accounts that are purchased while insolvent can be purchased at any stage of the insolvency or bankruptcy plan life cycle. Accounts sold close to the filing of the insolvency or bankruptcy plan may take months to generate cash flows, while accounts sold years after the filing of the insolvency or bankruptcy plan typically generate cash flows immediately.
Digital
We utilize digital platforms to support our inbound collection efforts, and where permitted by local regulations, our outbound communications. Our digital channels allow us to serve our customers in a way that many of them prefer, providing convenient, user-friendly platforms for receiving information, making payments, accessing account information, viewing documents and contacting an account representative. We have expanded collections activity through our digital platforms, which provide an efficient, cost-effective and growing channel for us.
Seasonality
In all of the countries in which we operate, customer payment patterns can be impacted by multiple factors, including seasonal employment trends, income tax refunds and holiday spending habits.

STRATEGY AND BUSINESS SEGMENTS
Strategy
During 2025, we focused on strengthening our U.S. platform, building on the strength and momentum of our European business, executing on our near-term priorities and developing our longer-term strategy. The three components of our global business strategy are the following:
1.Capital and investing - invest with discipline and allocate capital to opportunities that align with our return objectives: leverage our geographic diversification; maintain a solid financial profile with a strong and diversified funding base; and allocate capital prudently, prioritizing investments in portfolios.
2.Operations, technology and data - advance our core systems and infrastructure, becoming more efficient, flexible and technology-driven: optimize the mix of in-house and external collections capabilities; leverage technology standardization and AI; enhance data and analytics, generating better customer insights; and maintain disciplined cost management.
3.People and culture - maintain a performance-oriented culture focused on accountability and execution: establish clear objectives and key-result metrics while encouraging an entrepreneurial mindset; continue to align incentives with shareholder interests; and maintain a strong culture of compliance.
Business segments
During the fourth quarter of 2025, we reorganized our business segment structure from a single operating segment into two operating and reportable segments, comprised of our U.S. and European businesses. Our operations in South America, Canada and Australia are not operating segments individually or collectively. Subject to local regulations and market conditions, all of our businesses are engaged in substantially similar portfolio purchasing and collections activities, as described above.
For additional information about our reportable business segments, refer to Part I, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Reportable Business Segments" of this Form 10-K and Note 16 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

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
U.S.
We are subject to supervision by the CFPB, which has primary regulatory authority over consumer debt collection in the U.S. and is responsible for enforcing numerous financial statutes and regulations. After the change in U.S. presidential administration in 2025, there have been some indications that the regulatory and enforcement activities of the CFPB may change, but the extent to which these or other future developments may impact our business remains uncertain.

Significant laws and regulations applicable to our U.S. business include the following:
•Fair Debt Collection Practices Act, which imposes certain obligations and restrictions on the practices of debt collectors, including specific restrictions regarding the time, place and manner of communications.
•Fair Credit Reporting Act, which obligates credit information furnishers to verify the accuracy of information provided to credit reporting agencies and investigate consumer disputes concerning the accuracy of such information.
•Gramm-Leach-Bliley Act ("GLBA"), which requires that certain financial institutions, including collection companies, develop policies to protect the privacy of consumers' private financial information and provide notices to consumers advising them of their privacy policies.
•Electronic Funds Transfer Act, which regulates electronic fund transfer transactions, including a consumer’s right to stop payments on a pre-approved fund transfer.
•Telephone Consumer Protection Act, which, along with similar state laws, places certain restrictions on the use of artificial or pre-recorded voice messages and automatic dialing systems that place telephone calls to consumers.
•Servicemembers Civil Relief Act, which gives U.S. military and uniformed services personnel relief from credit obligations they may have incurred prior to entering military service and may also apply in certain circumstances to obligations and liabilities incurred by a servicemember while serving on active duty.
•U.S. Bankruptcy Code, which prohibits certain contacts with consumers after the filing of bankruptcy petitions and dictates what types of claims will or will not be allowed in a bankruptcy proceeding, including how such claims may be discharged.
•Americans with Disabilities Act, which requires certain companies operating in the U.S. to take steps to ensure functionally equivalent services are available for their consumers with disabilities and to accommodate consumers with disabilities through, for example, implementation of telecommunications relay services.

•Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act"), which restructured the regulation and supervision of the financial services industry in the U.S. and created the CFPB.
At the state and local levels, we are subject to a variety of statutes and regulations. These state and local rules regulate, among other things, collection activity, AI, data privacy, data collection and use, legal recovery and post-judgment processes, and licensing and bonding.
Europe and other markets
Our international operations are subject to regulation by various regulators, including central banks and other regulatory bodies such as the UK Financial Conduct Authority, Swedish Financial Supervisory Authority, German Federal Financial Supervisory Authority, Bank of Italy, Polish Financial Supervision Authority and Australian Securities & Investments Commission.
Significant laws and regulations applicable to our international businesses include the following:
•U.S. Foreign Corrupt Practices Act ("FCPA"), UK Bribery Act and similar laws, which prohibit certain payments to, and transactions with, governmental officials and other individuals.
•International data protection and privacy laws, which include relevant country specific legislation in the UK and other European countries in which we operate that regulate the processing of information related to individuals, including the obtaining, holding, use or disclosure of such information; the Personal Information Protection and Electronic Documents Act, which aims to protect personal information that is collected, used or disclosed in certain circumstances for purposes of electronic commerce in Canada; the GDPR, which regulates the processing and free movement of personal data within the European Union ("EU") and the transfer of such data outside the EU; and in the UK, the Data Protection Act 2018, which implements requirements similar to those of the EU GDPR in the UK.
•EU Directive 2021/2167 (the "Directive"), which creates a regulatory framework for the sale, purchase and servicing of EU nonperforming loans and requires "credit servicing" to be subject to authorization and oversight processes. EU member states are required to establish regulatory frameworks for authorizations and registrations of all credit servicers and to set standards for consumer protection and fitness and propriety standards for business owners, among other requirements.
•Consumer Credit Act 1974 (and its related regulations); Unfair Terms in Consumer Contracts Regulations of 1999; and the Financial Conduct Authority's Handbook of rules and guidance, including the:
•Consumer Credit Sourcebook, which governs regulated consumer credit agreements and collection activities in the UK;
•Consumer Duty, which sets higher and clearer standards of consumer protection across financial services in the UK and requires firms to act to deliver good outcomes for customers; and
•Senior Managers and Certification Regime, which aims to reduce harm to consumers and strengthen market integrity in the UK by imposing additional obligations on certain individuals who have significant control or influence over the management of UK financial services businesses to ensure accountability for their conduct and competence.
•EU Regulation 2022/2554 (the Digital Operational Resilience Act ("DORA")), which establishes a unified framework for information and communication technologies ("ICT") risk management across several categories of financial entities and their critical third-party ICT providers. DORA requires organizations to implement robust ICT risk governance, conduct resilience testing (including advanced penetration tests), promptly report major ICT-related incidents, manage third-party dependencies through due diligence and contractual safeguards and participate in cyber-threat information sharing.
•EU Regulation 2024/1689 (the Artificial Intelligence Act ("AI Act")), which introduces a risk-based framework categorizing AI systems into four tiers: unacceptable risk (banned, e.g., social scoring, manipulative AI); high-risk (subject to strict obligations such as risk assessments, data quality, transparency, human oversight and pre-market conformity assessments); limited-risk (e.g., chatbots requiring transparency notices); and minimal-risk (unregulated). It also mandates specific rules for general-purpose AI models, including documentation, incident reporting, cybersecurity measures and dataset transparency. The AI ACT became effective on August 1, 2024, and the enforcement of most of its provisions will begin on August 2, 2026.
Our international operations are subject to the tax laws and regulations of the countries in which they are organized and operate. Foreign governments enact legislation that could impact our business activities or the amount of taxes that we pay. Of note, the Global Anti-Base Erosion Model Rules (Pillar Two) issued by the Organization for Economic Cooperation and

Development (“OECD”) recommended a minimum 15% tax on the income of large multinational enterprises in each jurisdiction in which they operate, and a number of countries have either enacted Pillar Two rules or are evaluating whether to enact such rules. In addition, certain of our subsidiaries are subject to capital adequacy, liquidity, and other requirements imposed by regulators.

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
Talent development and engagement
We believe that talent development, performance management and the engagement of our employees are key to our future success. We offer tuition reimbursement assistance and have a robust suite of training and development offerings for employees across the globe, many available in multiple languages. Our performance management framework is designed to foster accountability, encourage interactive discussions about performance and expand the skills and capabilities of our employees. We conduct an annual employee survey to measure engagement and inform action plans to address employee concerns and celebrate accomplishments. We believe that our employees are one of our greatest assets and encourage them to be their best and to be themselves, which fosters an inclusive workplace that values diverse experiences, perspectives and abilities.
Our workforce
As of December 31, 2025, we employed 2,615 full-time equivalents globally, with approximately 60% of our workforce located in the U.S., 35% in Europe and 5% in our other markets. None of our employees in the U.S. are represented by a union or covered by a collective bargaining agreement. In Europe, we work closely with works councils, and in countries where it is the customary local practice, such as Finland and Spain, we have collective bargaining agreements.

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

Reports filed with, or furnished to, the SEC are also available free of charge upon request by contacting our corporate office at:
PRA Group, Inc.
Attn: Investor Relations
120 Corporate Boulevard, Suite 100
Norfolk, Virginia 23502

Item 1A. Risk Factors.
You should carefully read the following discussion of material factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Form 10-K. The events and consequences discussed in these risk factors could materially and adversely affect our business, results of operations, liquidity, cash flow and financial condition. While we believe we have identified and discussed below the material risk factors affecting our business, these risk factors do not identify all of the risks we face, and there could be additional risks and uncertainties that we do not presently know of or that we do not currently believe to be material that could have an adverse effect on our business, results of operations, liquidity, cash flow or financial condition in the future.
OPERATIONAL AND INDUSTRY RISKS
A deterioration in general business and economic conditions could adversely impact our business and financial results.
Our business has been sensitive to, and our financial performance is in part dependent on, the general business and economic conditions in the markets in which we operate. Our financial performance may be adversely affected by an economic recession, a significant rise in inflation, including sustained high inflation, interest rate uncertainty and the effects of governmental fiscal and monetary policies in the markets in which we operate. Any prolonged economic downturn or volatility in the financial or credit markets could place financial pressure on and negatively affect the ability of consumers to pay their debts, which could adversely affect collections and the value of our receivable portfolios. In addition, levels of consumer or commercial lending and financing could decline, thereby reducing the volume of nonperforming loans available for purchase, which could adversely affect our business and financial results in the markets in which we operate.
We may not be able to purchase a sufficient volume of nonperforming loans at favorable pricing, which could adversely impact our profitability.
Our ability to operate profitably is dependent on our ability to purchase and service a sufficient volume of nonperforming loans to generate revenue that exceeds our expenses. The cadence for the purchase of nonperforming loan portfolios by quarter, and by year, has been and may continue to be varied and periodic due in large part to the available supply of portfolios in the markets in which we operate and pricing that meets our return thresholds. The availability of nonperforming loan portfolios at prices that generate an appropriate return on our investment depends on a number of factors, including:
•consumer debt levels;
•the sale of nonperforming loan portfolios by credit originators;
•competitive factors affecting potential purchasers and credit originators of nonperforming loans;
•our ability to obtain and analyze portfolio data efficiently and to accurately predict loan collectability; and
•changes in credit and financial lending laws and regulations.
Changes in the financial or credit markets may cause an existing forward flow agreement to fail to meet our expected return thresholds, since we are committed to purchasing portfolios at a previously negotiated price over a specified term, and may ultimately pay higher prices for portfolios than we would have otherwise been willing to pay under similar market conditions.
Moreover, there can be no assurance that credit originators will continue to sell their nonperforming loan portfolios consistent with historical levels, or at all, or that we will be able to bid competitively for those portfolios. Because of the length of time involved in collecting on acquired nonperforming loans and the variability in the timing of our collections, we may not be able to identify trends and make changes to our purchasing strategies in a timely manner. If we are unable to adapt to evolving market demands, or keep pace with our current or future competitors, we may limit our ability to acquire nonperforming loan portfolios at acceptable pricing, or at all, which could adversely impact our business, results of operations and cash flow.

We may not be able to collect sufficient amounts to recover our costs and fund our operations.
Our principal business consists of purchasing and collecting on nonperforming loans from credit originators that consumers or others have failed to pay. The credit originators have typically made numerous attempts to recover on these accounts, often using a combination of in-house recovery efforts and third-party collection agencies. These nonperforming loans are difficult to collect, and we may not collect a sufficient amount to recover our investment and fund the costs of operating our business. Moreover, if we experience operational challenges in our collections processes, we may incur losses on portfolios that would have otherwise been profitable, which could adversely impact our business, financial performance, results of operations and cash flow.
Our reliance on internally developed models and the underlying data used in those models could adversely affect our financial condition and results of operations if the models or data prove to be inaccurate or ineffective.
We rely on internally developed models across various aspects of our business, including for projecting cash flows as part of the underwriting and ongoing management of our nonperforming loan portfolios and more broadly to support certain strategic and operational decision-making activities. These models involve significant judgment and are based on assumptions, methodologies and data inputs that may not accurately reflect future conditions or events.
Our models incorporate historical data regarding collections performance and consider, among other inputs, changes in external consumer factors, macroeconomic conditions, portfolio characteristics and information available when we acquire accounts, as well as data obtained from third parties and public sources. These models may not fully identify or appropriately assess all material factors, trends or risks, and our historical experience may not be indicative of current or future results. In addition, we may not achieve the collection levels forecasted by our models, and changes in economic conditions, consumer behavior, regulatory or legal environments, portfolio mix, collection strategies or business practices may reduce the predictive accuracy of our models over time, even if they have performed reliably in the past.
The effectiveness of our models also depends on the accuracy, completeness, timeliness and continued availability of the data used as inputs. Inaccuracies, errors, omissions, delays, changes in third-party data sources or methodologies, or limitations in internal or external data could cause our models to produce forecasts or estimates that differ materially from actual outcomes. Furthermore, limitations in model design, assumptions, calibration, validation or governance processes may impair model performance or result in the use of models that are not appropriately suited for their intended purpose.
If our models or the underlying data prove to be inaccurate, incomplete or ineffective, we could make inappropriate or ineffective decisions, including in how we allocate capital and deploy resources. Any such outcomes could adversely affect our financial condition, results of operations and cash flows, and could also subject us to increased regulatory scrutiny or reputational harm.
We outsource certain activities related to our business to third parties. Any disruption or failure of these third parties to provide their services, or an inability to contract alternative providers for such services, could adversely affect our business operations, financial condition and reputation.
We rely on both onshore and offshore third-party service providers who, in turn, may depend on additional vendors (fourth-party and other downstream entities), to conduct collection and other activities on our behalf. These third parties include law firms, collection agencies, data providers, tracing service providers, business process outsourcing companies and information technology firms. If our third-party service providers fail to perform their service obligations in a timely manner or at a satisfactory quality level, or fail to handle the case volumes assigned to them, the quality of our services and operations, as well as our reputation, could be adversely impacted. Furthermore, we may not be able to find alternative third parties in a timely manner on terms that are acceptable to us, or because of contractual restrictions that limit our flexibility in responding to disruptions from these third parties. If any of these third-party service providers, or the vendors on whom they may depend, fail to implement proper controls to meet our industry’s regulatory requirements, violate laws, do not fulfill their contractual obligations, or act inappropriately in conducting their services on our behalf, our operations and reputation could be negatively impacted and result in regulatory fines and penalties.
Our reliance on these third parties to collect, store, process and transmit confidential and sensitive customer and employee data increases our cybersecurity threat profile. A third-party cybersecurity incident could compromise the security, integrity or availability of data, or result in theft, unauthorized access or processing, or disruption of access to data, which could negatively impact our operations. We rely on these third parties to maintain the security of all software code, IT systems and data provided to them and used while providing their services to us. Cybersecurity incidents involving third parties on which we rely, as well as the vendors on whom they may depend, as further discussed below, could negatively affect our reputation, competitive position and financial performance, and we could face regulatory scrutiny, investigations, lawsuits and potential liability.
We may not realize the expected benefits from our cash-generating and cost savings initiatives in our U.S. business, which could have an adverse impact on our business and financial results.
Our ability to successfully compete depends, in part, on our ability to optimize cash collections in relation to our marginal costs through effective execution. In our U.S. business, we continue to identify and implement initiatives that we believe will position our business for long-term sustainable growth and profitability by allowing us to achieve a lower marginal cost structure and to execute effectively, particularly as relates to our customer contact strategies and post-judgment legal collections. It is possible that the implementation of some of these initiatives could be altered or delayed or result in unintended consequences, such as business disruptions, distraction of management and employees, reduced productivity, unexpected employee attrition or an inability to attract or retain key personnel. If we are unable to successfully implement some or all of our operational initiatives, or we do not achieve the anticipated cash-generating or cost savings improvements as a result of these initiatives, our profitability and cash flows could be adversely impacted.
As part of these initiatives, to improve our operational and labor efficiencies in our U.S. business, we have offshored a portion of our collection and related support activities to third-party service providers located in Asia. As a result, we may experience a loss of continuity, loss of accumulated knowledge or inefficiency. We also cannot predict the availability of qualified workers, interruptions in collections or the impact of macroeconomic drivers in the countries we utilize for these activities. There is inherent risk beyond our control, including exposure to political uncertainty and foreign regulatory restrictions. One or more of these factors, or any other factors not yet identified related to our offshoring activities, could result in unexpected increases in operating expenses and make it more difficult for us to manage our costs and operations, which could cause our profitability to decline.
As we increase the use of our legal collections channel, deficiencies in the systems and processes we use to support this channel, adverse changes in the regulatory environment or an inability to obtain and collect on favorable court judgments could have an adverse impact on our business, financial condition and results of operations.
We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against our customers. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, a decrease in our ability to collect on these judgments, including because of operational deficiencies or the closure of any court systems, could have an adverse effect on our business, financial condition and results of operations. As we increase our use of the legal channel, short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims, and we may not be able to collect on certain aged accounts because of applicable statutes of limitations. Furthermore, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against consumers. If, despite the contractual obligations of sellers, we are unable to produce those account documents, courts could deny our claims and our business, financial condition and results of operations may be adversely affected.
A cybersecurity incident could damage our reputation and adversely impact our business and financial results.
Our business is highly dependent on our ability to process and monitor a large number of transactions across markets and in multiple currencies. We rely on IT systems to conduct our business, including IT systems developed and administered by third parties. Many of these IT systems contain sensitive and confidential information, including personal data, our trade secrets and proprietary business information, and information and materials owned by or pertaining to our customers, vendors and business partners. The secure maintenance of this information and the IT systems on which they reside is critical to our business strategy, operations and financial performance. As our reliance on IT systems increases, maintaining the security of these IT systems and safeguarding our data becomes more challenging.
Our IT systems and infrastructure may be vulnerable to computer viruses, cyber-attacks, security breaches caused by employee error or malfeasance and other disruptions. Although we take a number of steps to protect our IT systems, the attacks companies have experienced have increased in number, sophistication and complexity in recent years, including emerging threats from the malicious use of AI.
As a result of our reliance on IT systems, we may experience data security incidents or other cybersecurity incidents, which could compromise our IT systems and networks, creating disruptions and exploiting vulnerabilities in our IT applications and systems. Any such breach or other incident could cause the personal data or other confidential or proprietary information stored on our systems and networks, or our vendors’ systems and networks, to be improperly accessed, acquired or modified, or publicly disclosed, lost or stolen, which could subject us to liability to our customers, vendors, business partners and others. We seek to detect and investigate such incidents and to prevent their occurrence where practicable through preventive and remedial measures, but such measures may not always be successful.
Should a cybersecurity incident occur, we may be required to expend significant resources to notify affected parties, modify our protective measures or investigate and remediate vulnerabilities or other exposures. Additionally, such cybersecurity events could cause reputational damage and subject us to fines, penalties, litigation costs and settlements, or other financial losses, that may not be fully covered by our cybersecurity insurance policy.
The underperformance or failure of our IT or telecommunication systems could result in a loss in productivity, loss of competitive advantage or business disruption.
We depend on continuous and uninterrupted IT and telecommunication systems to operate our business, and significant resources are required to maintain and upgrade our existing systems. We continue to streamline and integrate our global IT and telecommunication systems, infrastructure, network and other core applications, with a focus on optimizing our systems to meet our changing business demands and mitigate the risks of a changing cybersecurity threat landscape. Although we have invested in strategies to prevent failures, our IT and telecommunication systems are vulnerable to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions and similar events. We may not be able to successfully implement certain updates or upgrades to our systems without experiencing difficulties, which could cause us to lose our competitive advantage, divert management’s time, result in a loss of productivity or disrupt business operations, which could have a material adverse effect on our business, financial condition and results of operations.
We use our IT and telecommunications systems to contact consumers to collect on their debts. Over recent years, consumers, telecommunication carriers and email platforms have adopted and implemented filtering and blocking of spam communications. If our calls, texts, emails or other communications are blocked through a spam filter, or we are otherwise not able to contact our customers, our ability to collect on their debt through our call center and digital channels may be impacted, and we would need to pursue collections through an alternative channel or not at all, which could impact our results of operations and financial condition.
Ongoing enhancements to key operational systems and processes require effective change management, and if not executed properly, our business operations could be adversely affected.
We are executing multiple concurrent enhancements to operating systems that support our key business activities. These initiatives require coordinated change management, including system configuration, process updates, testing and user retraining, and they rely heavily on the same internal resources, external resources and subject-matter experts, which increases the risk of resource constraints, execution errors and delays. If we do not effectively manage these changes, we may experience system instability, data integrity issues or failures in key controls, any of which could adversely affect our business and operational efficiency.
We may utilize AI and machine learning in our business. Challenges with effectively managing such technologies, or adequately safeguarding our systems from cyber threat actors, could result in reputational and competitive harm, legal liability and adversely affect our business, financial condition and results of operations.
AI and machine learning technologies are rapidly evolving, and our ability to benefit from them depends on our capacity to assess their performance, accuracy and appropriateness for broader adoption. AI systems may behave unpredictably, generate inaccurate or biased outputs or underperform if the underlying data is insufficient or flawed. If we do not properly design, test, monitor and validate our pilot programs, or if employees rely on these tools without adequate human oversight, our evaluation of potential AI capabilities or future deployment decisions could be impaired.
The use of AI introduces legal, regulatory and ethical considerations. Regulators in the U.S. and abroad are developing new laws and standards governing automated decision-making, data use, transparency and accountability. Failure to anticipate or comply with emerging AI-related requirements as we expand our use of these technologies could expose us to regulatory scrutiny, government investigations, civil liability or contractual disputes. Additionally, concerns regarding our use of AI, including perceptions of bias, lack of transparency, inadequate controls or any broader ethical implications, could harm our reputation and affect customer and partner trust.
The use of AI technologies also contributes to increased cybersecurity risks. Threat actors increasingly use AI-enabled tools to conduct sophisticated attacks and exploit vulnerabilities. If our systems and data protection measures are not effectively designed to defend against emerging AI-driven threats, we could experience operational disruptions, data loss, theft of proprietary information, financial fraud or other harms. Any such incident could result in significant remediation costs, legal liability, business interruption or reputational damage.

Further impairment of goodwill may adversely impact our results of operations.
Goodwill is required to be tested for impairment annually, or more frequently if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. As part of our September 30, 2025 interim impairment assessment, based on a sustained decrease in our stock price and market capitalization, we determined there to be an indicator of potential goodwill impairment in our Debt Buying and Collection (“DBC”) reporting unit. Based on the quantitative impairment test performed, we determined that the DBC reporting unit's goodwill was fully impaired and recorded an impairment charge of $412.6 million. The impairment was driven in large part by the impact on the reporting unit's fair value of a decrease in the terminal value assumption and an increase in the discount rate assumption since our most recent annual impairment test, as well as the comparison of the reporting unit's fair value to the Company's market capitalization. As of December 31, 2025, remaining goodwill of $26.9 million related to our class action claims recoveries ("CCB") reporting unit.
Our goodwill impairment testing involves the use of estimates and the exercise of judgment, including judgments regarding expected future business performance and market conditions. Changes in our assessment of such factors, including the deterioration of market conditions, could affect our assessment of the fair value of our CCB reporting unit and could result in a goodwill impairment charge in a future period.
INTERNATIONAL OPERATIONS RISKS
Our international operations expose us to risks and uncertainties, which could harm our business, results of operations and financial condition.
We are a global business with operations in 18 countries. In 2025, our international operations represented 43% of our total portfolio income. Managing a global business is complex, and our international operations are subject to additional risks that may not exist in the U.S., or that may be more significant compared to the U.S. This could expose us to adverse economic, industry and political conditions that may adversely affect our ability to manage our international operations, which could have a negative impact on our business, results of operations and financial condition.
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
•laws and regulations imposed by international governments, including those governing the security, sharing and transfer of data;
•changes in tax laws in the jurisdictions in which we operate, or challenges to our interpretation and application of complex international tax laws;
•logistical, communication and other challenges caused by distance and cultural and language differences, each making it harder to do business in certain jurisdictions;
•volatility of global credit markets and the availability of consumer credit and financing in our international markets;
•uncertainty as to the enforceability of contract rights under local laws;
•the potential of forced nationalization of certain industries, or the impact on creditors' rights, consumer disposable income levels, flexibility and availability of consumer credit and the ability to enforce and collect aged or charged-off debts stemming from international governmental actions, whether through austerity or stimulus measures or initiatives intended to control or influence macroeconomic factors such as wages, unemployment, national output or consumption, inflation, investment, credit, finance, taxation or other economic drivers;
•the potential for widening military conflicts;
•the potential damage to our reputation due to non-compliance with international and local laws; and
•the complexity and necessity of using non-U.S. representatives, consultants and other third-party vendors, including offshore service providers.

Any one or more of these factors could adversely affect our business, results of operations, liquidity, cash flow and financial condition.
Compliance with complex and evolving international and U.S. laws and regulations governing our international operations could increase our cost of doing business in international jurisdictions.
We face increased exposure to risks inherent in conducting business internationally, including compliance with complex international and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations relate to consumer debt, taxation, and anti-corruption, including the EU Directive 2021/2167, FCPA and UK Bribery Act. Given the complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, such as through the negligence of an employee or our failure to comply with certain formal documentation requirements. Violations of these laws and regulations by us, any of our employees, or our third-party service providers, either inadvertently or intentionally, could result in fines and penalties, criminal sanctions, restrictions on our operations and the inability to offer our services in one or more countries. Violations of these laws could also adversely affect our business, reputation, ability to attract and retain employees and our results of operations.
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
The collections industry throughout the markets in which we operate is governed by various laws and regulations, many of which require us to be a licensed debt collector. Our industry is also at times investigated by regulators and offices of state attorneys general, and subpoenas and other requests or demands for information may be issued by governmental authorities who are investigating debt collection activities. These investigations may result in enforcement actions, fines and penalties or the assertion of private claims and lawsuits. If any such investigations result in findings that we or our vendors have failed to comply with applicable laws and regulations, we could be subject to penalties, litigation losses and expenses, damage to our reputation or the suspension or termination of, or required modification to, our ability to conduct collections, which would adversely affect our business, results of operations and financial condition.
In a number of jurisdictions, we must maintain licenses to purchase or own debt and/or to perform debt recovery services and must satisfy related bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements or the adoption of new licensing requirements, could restrict our ability to collect in certain jurisdictions, subject us to increased regulation or higher costs or adversely affect our ability to purchase, own and/or collect on our nonperforming loans.
Some laws, among other things, may limit the interest rates and fees we can impose on our customers, limit the amount of time we have to file legal actions to enforce customer accounts and require specific account information for certain collection activities. In addition, local requirements and court rulings in various jurisdictions may affect our ability to collect on our nonperforming loans.
Regulations and statutes applicable to our industry further provide that, in some cases, consumers cannot be held liable for, or their liability may be limited with respect to, charges to their debit or credit card accounts that resulted from unauthorized use. These laws, among others, may limit our ability to recover the amounts owed with respect to our nonperforming loans, whether or not we committed any wrongful act or omission in connection with the account.
If we fail to comply with any applicable laws and regulations, including those discussed above, such failure could result in penalties, litigation losses and expenses, damage to our reputation or otherwise impact our ability to conduct collections efforts, which could adversely affect our business, results of operations and financial condition.
Investigations, reviews or enforcement actions by governmental authorities, or our inability to effectively manage uncertainties related to the U.S. consumer financial regulatory environment, may result in changes to our business practices, negatively impact our nonperforming loan portfolio purchasing volume, make collection of nonperforming loans more difficult or expose us to the risk of fines, penalties, restitution payments or litigation.
Our debt collection activities and business practices are subject to review by various governmental authorities and regulators, including the CFPB, which may commence investigations, reviews or enforcement actions targeted at businesses in the financial services industry. These investigations or reviews may involve individual consumer complaints or our debt collection policies and practices generally. Such investigations or reviews could lead to assertions by governmental authorities that we are not in compliance with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of penalties that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures.
The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), recover costs and impose monetary penalties (ranging from $7,000 per day to over $1.4 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and other state regulators to bring civil actions to remedy violations under state law. Governmental authorities could also request or seek to require us to cease certain practices or institute new practices. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, harm our ability to conduct business with industry participants and result in financial institutions reducing or eliminating sales of nonperforming loan portfolios to us. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management's full attention from our business operations. All of these factors could have an adverse effect on our business, results of operations and financial condition.
The CFPB has issued civil investigative demands to many companies that it regulates, including PRA Group, and periodically examines practices regarding the collection of consumer debt. In April 2023, Portfolio Recovery Associates, LLC, our wholly owned subsidiary, entered into an order with the CFPB settling a previously disclosed investigation of certain debt collection practices (the "2023 Order"), and we are currently executing our compliance plan as required by the 2023 Order. There can be no assurance we will implement each requirement to the satisfaction of the CFPB or that additional litigation or new industry regulations currently under consideration by the CFPB would not have an adverse effect on our business, results of operations and financial condition.
Following the change in U.S. presidential administration in 2025, there were indications that the regulatory and enforcement priorities and activities of the CFPB may change, but the extent to which these or other future developments may impact our business remains uncertain. Any expansion or shift in the CFPB's interpretation of consumer protection laws could increase our compliance costs, restrict certain business practices or expose us to heightened regulatory scrutiny and potential penalties.
The regulation of data privacy in the U.S. and globally, or an inability to effectively manage our data governance structures, could have an adverse effect on our business, results of operations and financial condition by increasing our compliance costs, exposing us to the risk of liability or decreasing our competitiveness.
A variety of jurisdictions in which we operate have laws and regulations concerning privacy, AI, cybersecurity and the protection of personal data, including the EU GDPR, UK GDPR, U.S. GLBA, EU AI Act, EU Digital Operational Resilience Act and California Consumer Privacy Act of 2018. These laws and regulations create certain privacy rights for individuals and impose prescriptive operational requirements for covered businesses relating to the processing and protection of personal data and the use of AI and may also impose substantial penalties for non-compliance.
Laws and regulations relating to privacy, AI, cybersecurity and data protection are rapidly evolving, and any such proposed or new legal frameworks could significantly impact our operations, financial performance and business. The application and enforcement of these evolving legal requirements is uncertain and may require us to further change or update our information practices and could impose additional compliance costs and regulatory scrutiny. If we fail to effectively implement and maintain data governance structures across our business, or to effectively interpret and utilize such data, our operations could be exposed to additional adverse impacts and we could be at a competitive disadvantage.
In addition, we rely on data provided to us by credit reference agencies and servicing providers. If these agencies and service providers were to stop providing us with data for any reason, for example, due to a change in governmental regulation, there could be a material adverse effect on our business, results of operations and financial condition.
We may incur significant costs in complying with legal obligations and inquiries, investigations or any other government actions related to privacy, cybersecurity and data protection. Such legal requirements and government actions also may impede the development of our business, make existing services or businesses unprofitable, increase our operating costs, require substantial management resources, result in adverse publicity and subject us to remedies that harm our business or profitability, including penalties or orders that may change or terminate current business practices. Our insurance policies may be insufficient to insure us against such risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
FINANCIAL RISKS
We expect to continue to use leverage in executing our business strategy, which may have adverse consequences.
We have and may continue to incur a substantial amount of debt in the future. As of December 31, 2025, we had total consolidated indebtedness of $3.7 billion, of which $2.1 billion was secured indebtedness. Our unsecured indebtedness consisted of $398.0 million outstanding principal amount of our 8.375% senior notes due 2028, $350.0 million outstanding principal amount of our 5.00% senior notes due 2029, $550.0 million outstanding principal amount of our 8.875% senior notes due 2030 and €300.0 million ($352.4 million) outstanding principal amount of our 6.250% senior notes due 2032. Total availability under our credit facilities as of December 31, 2025 was $1.1 billion, comprised of $825.2 million based on current ERC and subject to debt covenants, and $274.3 million of additional availability subject to borrowing base and debt covenants, including advance rates. We consider a number of factors when evaluating our level of indebtedness and when making decisions about incurring any new indebtedness, including the purchase price of assets to be acquired with debt financing and the ability of those assets, and the Company as a whole, to generate cash flow to cover the expected debt service.
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
Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us through capital markets financings, under credit facilities or otherwise in an amount sufficient to enable us to repay our indebtedness, repurchase our senior notes upon a change of control or fund our other liquidity needs. Furthermore, we may need to refinance all or a portion of our indebtedness at or before its scheduled maturity, but we may not be able to do so on commercially reasonable terms or at all.

We may not generate sufficient cash flow or be able to complete alternative financing plans, including raising additional capital, to meet our debt service obligations.
Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our current and future financial performance, which in part depends on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds that would be realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then outstanding. Furthermore, our ability to refinance depends upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms, or on a timely basis, could materially affect our business, financial condition and results of operations and may delay or prevent the expansion of our business.
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
Adverse changes in our credit ratings could increase our future borrowing costs and reduce our access to capital.
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
Risk Management and Strategy
We have developed and implemented an information security program predicated on industry practices, frameworks and applicable regulations that are reinforced by policies, processes, procedures, standards, technologies and training designed to protect our IT systems, operations and sensitive business information with administrative, physical and technical safeguards. Through our information security program, we seek to assess, identify, monitor, mitigate and manage cybersecurity incidents and threats and to prevent the occurrence of a cybersecurity incident through protective and detective technologies that measure and monitor our critical IT systems, which include among others, intrusion detection and protection, email security, endpoint security, third-party security monitoring and proactive security testing. Our information security program is integrated as part of our enterprise risk management framework.

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
To strengthen our cybersecurity readiness, we have developed a cybersecurity incident management process that incorporates the use of third-party IT resources. Our cybersecurity incident response plan is intended to promptly identify, evaluate, respond to, remediate and recover from cybersecurity incidents through the preparation, detection, analysis, communication, eradication and containment of such incidents, including those associated with third-party service providers. The identification, assessment and response functions related to information security are managed by an internal incident response team, which is responsible for maintaining and operationalizing our incident response plan. Key components of our cybersecurity incident management process and response plan include root cause analysis when incidents occur, tabletop exercises and implementation of business continuity and disaster recovery plans.
To protect against the risk of cybersecurity threats, we evaluate new and existing third-party service providers through a risk assessment process designed to assess their capabilities for maintaining appropriate safeguards over the information provided to them. Where applicable, we require our third-party service providers, by contract, to implement and maintain such safeguards, and we periodically evaluate these providers and the continued adequacy of their safeguards based on the risk they present. In addition, we may engage third-party service providers to perform functions associated with our information security program and the assessment of security threats. The third-party risk assessments and reports are shared with internal teams and IT leadership to assist with ongoing risk mitigation actions.
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
Our information security management team is led by a global CIO to whom the CISO reports. The CIO, who reports directly to the Chief Executive Officer ("CEO"), has more than 30 years of related experience and is responsible for IT, information security and business applications at a strategic level across our global platforms. Moreover, the CIO is also responsible for reporting any information security matters to our Disclosure Committee to support compliance with applicable disclosure obligations. Our CISO has held various positions in the information security field over the past 19 years, including senior level positions across multiple industries with a focus on establishing and executing systems and security strategies to protect corporate data and improve regulatory compliance. The experience of our information security management spans various job practice analysis areas and is underpinned by relevant education and certifications as well as decades of in-field experience in areas such as information security program development, information security governance, risk management and information security incident management.

Item 2. Properties.
Our corporate headquarters are located in Norfolk, Virginia. As of December 31, 2025, we had five operational sites in our U.S. business (three leased and two owned), eight leased properties in our European business and five leased properties in our other markets. In December 2025, we entered into a lease for a new talent hub in Charlotte, North Carolina, which will begin operating in March 2026.
Item 3. Legal Proceedings.
We and our subsidiaries are from time-to-time subject to a variety of legal and regulatory claims, inquiries and proceedings, most of which are incidental to the ordinary course of our business. We initiate lawsuits against customers and are occasionally countersued by them. Also, customers, either individually, as members of a class action, or through a governmental entity on behalf of customers, may initiate litigation against us in which they allege that we have violated a state or federal law in the process of collecting on an account. From time-to-time, other types of lawsuits are brought against us.
For additional information, refer to the "Litigation and Regulatory Matters" section of Note 15 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol "PRAA". Based on information provided by our transfer agent and registrar, as of February 20, 2026, there were 44 holders of record.
Stock Performance
The following graph and subsequent table compare, from December 31, 2020 to December 31, 2025, cumulative stockholder returns assuming an initial investment of $100 in our common stock (PRAA), the stocks comprising the Nasdaq Financial 100 (IXF) and the stocks comprising the Nasdaq Global Market Composite Index (NQGM) at the beginning of the period. Any dividends paid during the five-year period are assumed to be reinvested.

	Ticker	2020	2021	2022	2023	2024	2025
PRA Group, Inc.	PRAA	$100.0	$126.6	$85.2	$66.1	$52.7	$44.6
Nasdaq Financial 100	IXF	$100.0	$127.2	$96.5	$109.2	$137.1	$158.2
Nasdaq Global Market Composite Index	NQGM	$100.0	$84.8	$47.0	$50.0	$53.5	$52.4
The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of our common stock. We do not make or endorse any predictions as to our future stock performance.
Dividend Policy
Our Board of Directors sets our dividend policy. We do not currently pay regular dividends on our common stock and did not pay dividends during the three years ended December 31, 2025; however, our Board of Directors may determine in the future to declare or pay dividends on our common stock. Our credit facilities and the indentures that govern our senior notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and depend on conditions then existing, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors may consider relevant.

Recent Sales of Unregistered Securities
None.
Share Repurchase Programs
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. As of December 31, 2025, $47.7 million remained available for share repurchases under the program.
Share repurchases during the three months ended December 31, 2025 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Remaining Purchase Price for Share Repurchases Under the Program (1)
Period
October 1, 2025 to October 31, 2025	—	$—	—	$57,742
November 1, 2025 to November 30, 2025	639,365	15.64	639,365	47,742
December 1, 2025 to December 31, 2025	—	—	—	47,742
Total	639,365	$15.64	639,365	$47,742
(1)Amounts in thousands.
Our credit facilities and the indentures governing our senior notes contain financial and other restrictive covenants, including restrictions on our ability to repurchase our common stock.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and accompanying notes thereto included in Item 8 of this Form 10-K. See Frequently Used Terms at the end of this Item 7 for definitions used throughout this Form 10-K. Unless otherwise specified, references to 2025, 2024 and 2023 are for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
EXECUTIVE OVERVIEW
We are a global leader in acquiring and collecting nonperforming loans with 2,615 full-time employees worldwide. Most of the nonperforming loans we purchase are from credit originators who have chosen not to pursue, or have been unsuccessful in collecting, the full balance owed to them ("Core" accounts). To a lesser extent, we also purchase loans in situations where the customer is involved in a bankruptcy or similar proceeding ("Insolvency" accounts).
During the fourth quarter of 2025, we reorganized our business segment structure from a single operating segment into two operating and reportable segments, comprised of our U.S. and European businesses. On a significantly smaller scale, we also operate in South America, Canada and Australia. Subject to globally-established parameters for capital allocation, portfolio return thresholds and leverage, each market functions under a similar debt management business model, which is predicated on purchasing nonperforming loans and generating returns through disciplined collection strategies over extended collection periods.
For additional information about our business and reportable segments, refer to Part I, Item 1 "Business" of this Form 10-K and Note 16 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Results and business trends
During 2025, we focused on strengthening our U.S. platform, building on the strength and momentum of our European business, executing on our near-term priorities and developing our longer-term strategy. Our 2025 results included the following:
•Net loss attributable to PRA Group, Inc. of $305.1 million. Excluding the impact of Gain on sale of equity method investment and Goodwill impairment, Adjusted net income attributable to PRA of $72.6 million ("Adjusted net income attributable to PRA" is a non-GAAP financial measure; refer to section "Non-GAAP Financial Measures" below).
•Portfolio income, the more stable and predictable yield component of our revenue, increased by 18.2% compared to 2024, outpacing the growth in cash collections and contributing more to our net results.
•ERC of $8.6 billion at year-end, an increase of 15.4% compared to 2024, with the U.S. accounting for 42.5% of total ERC and Europe 51.0%.
•Maintenance of a diversified capital structure consistent with our targeted leverage and liquidity objectives, completing the issuance of our first Euro-denominated senior notes (€300.0 million) and repurchasing $20.0 million shares of our common stock.
•Further progress on our U.S. business initiatives focused on improving cost efficiency and operational flexibility, with a reduction in our U.S. onshore agent headcount of approximately 40% and concurrent increase in U.S. Core cash collections of 19.8%.
Environment
The nonperforming loans segment in the U.S. has been characterized by regulatory complexity, with a relatively high level of customer disputes, a fairly stable competitive landscape, a small number of sellers and a tendency toward forward flow-driven sales. In Europe, the segment has been characterized by a more fragmented regulatory environment, with each jurisdiction having its own rules, a more competitive environment and larger number of sellers, and sales, until recently, more typically made on a spot basis.
Consumer behavior in the nonperforming loans segment can be seasonal and change in response to macroeconomic conditions, government programs or shifts in household finances. Our overall customer base has remained stable across the U.S. and Europe, and we believe our global diversification helps to mitigate risk from individual markets. Over the last two years, market conditions included a favorable supply environment, which contributed to higher purchase price multiples ("PPMs") and improved returns. Based on current trends and recent pipeline activity, subject to changes in market and economic conditions, we expect portfolio supply to remain relatively stable over the near to medium term.

SELECTED CONSOLIDATED FINANCIAL DATA

As of or for the year ended December 31, (in thousands, except per share and ratio data)	2025	2024	2023
Income statement
Portfolio income	$1,013,271	$857,188	$757,128
Changes in expected recoveries	176,451	240,868	29,134
Total revenues	1,201,837	1,114,524	802,554
Total operating expenses	1,232,110	774,792	702,062
Adjusted operating expenses (1)	819,499	774,792	702,062
Goodwill impairment	412,611	—	—
Interest expense, net	251,788	229,267	181,724
Gain on sale of equity method investment	38,403	—	—
Net income/(loss) attributable to PRA Group, Inc.	(305,142)	70,601	(83,477)
Adjusted net income/(loss) attributable to PRA (2)	72,581	70,601	(83,477)
Diluted earnings per share	(7.79)	1.79	(2.13)
Adjusted diluted earnings per share (2)	1.84	1.79	(2.13)
Performance data and ratios
Adjusted EBITDA (3)	$1,315,474	$1,137,552	$1,006,998
Cash efficiency ratio (4)	41.8%	58.8%	58.0%
Adjusted cash efficiency ratio (5)	61.3	58.8	58.0
Return on average Total stockholders' equity - PRA Group, Inc. (6)	(27.2)	6.1	(7.2)
Return on average tangible equity ("ROATE") (7)	(35.6)	9.5	(11.3)
Adjusted return on average tangible equity ("Adjusted ROATE") (8)	8.5	9.5	(11.3)
Portfolio volumes
Portfolio purchases	$1,208,500	$1,407,834	$1,154,083
Cash collections	2,107,626	1,868,576	1,660,450
Estimated remaining collections (year-end)	8,608,865	7,460,626	6,398,576
Balance sheet (year-end)
Finance receivables, net	$4,688,024	$4,140,742	$3,656,598
Borrowings	3,697,338	3,326,621	2,914,270
Total stockholders' equity - PRA Group, Inc.	979,851	1,135,032	1,167,112
Credit facility availability (year-end)
Based on current ERC	$825,157	$564,321	$344,422
Additional availability	274,309	462,018	938,520
Total availability	1,099,466	1,026,339	1,282,942
(1)Total operating expenses excluding the impact of Goodwill impairment ("Adjusted operating expenses") is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
(2)Net income/(loss) attributable to PRA Group, Inc. and Diluted earnings per share excluding the impact of certain transactions that are unusual or infrequent in nature and not reflective of our ongoing operations ("Adjusted net income/(loss) attributable to PRA" and "Adjusted diluted earnings per share", respectively), are non-GAAP financial measures. Refer to section "Non-GAAP Financial Measures" below.
(3)Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
(4)Calculated by dividing cash receipts less operating expenses by cash receipts.
(5)Calculated by dividing cash receipts less Adjusted operating expenses by cash receipts ("Adjusted cash efficiency ratio"), which is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
(6)Calculated by dividing Net income/(loss) attributable to PRA Group, Inc. by average Total stockholders' equity - PRA Group, Inc.
(7)ROATE is calculated by dividing Net income/(loss) attributable to PRA Group, Inc. by Average tangible equity ("Average tangible equity"). ROATE and Average tangible equity are non-GAAP financial measures. Refer to section "Non-GAAP Financial Measures" below.
(8)Adjusted ROATE, which is a non-GAAP financial measure, is calculated by dividing Adjusted net income/(loss) attributable to PRA by Average tangible equity. Refer to section "Non-GAAP Financial Measures" below.

Consolidated and Business Segment Results of Operations (2025 and 2024)
Purchasing and collections activity
Portfolio purchases
Portfolio purchases by business segment and in total for 2025 and 2024 were as follows (in thousands, except percentages):

	2025	2024	$ Change	% Change
U.S.	$590,112	$795,840	$(205,728)	(25.9)%
Europe	518,774	508,332	10,442	2.1
Segments total	1,108,886	1,304,172	(195,286)	(15.0)
Other markets (1)	99,614	103,662	(4,048)	(3.9)
Total portfolio purchases	$1,208,500	$1,407,834	$(199,334)	(14.2)%
(1)Reflects portfolio purchases in South America, Canada and Australia.

Our total portfolio purchases in 2025 decreased by $199.3 million, or 14.2%, compared to the prior year. Total portfolio purchases of $1.2 billion were in-line with our 2025 target as we continued to invest selectively, focusing on long-term returns and balancing our investments with our leverage. Coupled with the improvements in our collection capabilities, this approach to allocating capital helped drive higher PPMs and increased Portfolio income.
•U.S.: Portfolio purchases decreased by $205.7 million reflecting more selectivity in our buying and focus on net returns. The PPM for our 2025 U.S. Core vintage was 2.16x, reflecting a steady increase in recent years.
•Europe: Portfolio purchases were distributed broadly across our markets and increased by $10.4 million. Core portfolio purchases increased by $34.1 million due to higher volumes in certain markets and the addition of new sellers, partially offset by a decrease of $23.7 million in Insolvency purchases. The PPM for our 2025 European Core vintage was 1.85x, reflecting a steady increase in recent years.
Cash collections
Cash collections by business segment and in total for 2025 and 2024 were as follows (in thousands, except percentages):

	2025	2024	$ Change	% Change
U.S.	$1,085,040	$927,230	$157,810	17.0%
Europe	811,848	720,887	90,961	12.6
Segments total	1,896,888	1,648,117	248,771	15.1
Other markets (1)	210,738	220,459	(9,721)	(4.4)
Total cash collections	$2,107,626	$1,868,576	$239,050	12.8%
(1)Reflects cash collections in South America, Canada and Australia.
Our total cash collections in 2025 increased by $239.1 million, or 12.8%, compared to the prior year. Total cash collections of $2.1 billion exceeded our growth target for the year and was driven by performance in both the U.S. and Europe.
•U.S.: Cash collections increased by $157.8 million driven in large part by higher volumes resulting from the expansion in our legal collections channel.
•Europe: Cash collections increased by $91.0 million distributed broadly across multiple markets and due, in part, to foreign exchange rate variation.
Operating results
Segment operating income
Our CEO evaluates the profitability of our U.S. and European business segments based primarily on segment operating income, which we define as Income/(loss) from operations adjusted to exclude goodwill impairment and certain unallocated corporate expenses. Refer to Note 16 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further information and a reconciliation of segment operating income to consolidated Income/(loss) before income taxes.

Segment operating income for 2025 and 2024 was as follows (in thousands, except percentages):

	2025	2024	$ Change	% Change
U.S.	$120,630	$127,573	$(6,943)	(5.4)%
Europe	269,828	217,708	52,120	23.9
Total segments operating income	$390,458	$345,281	$45,177	13.1%
•U.S.: Segment operating income decreased by $6.9 million due primarily to an increase in operating expenses, partially offset by an increase in portfolio revenue.
•Europe: Segment operating income increased by $52.1 million due primarily to an increase in portfolio revenue, partially offset by an increase in operating expenses.
Portfolio revenue
Total portfolio revenue by component and business segment for 2025 and 2024 were as follows (in thousands, except percentages):

	2025	2024	$ Change	% Change
By component:
Portfolio income	$1,013,271	$857,188	$156,083	18.2%
Recoveries collected in excess of forecast	120,696	156,135	(35,439)	(22.7)
Changes in expected future recoveries	55,755	84,733	(28,978)	(34.2)
Changes in expected recoveries	176,451	240,868	(64,417)	(26.7)
Total portfolio revenue	$1,189,722	$1,098,056	$91,666	8.3%

By business segment:
U.S.	$599,836	$582,251	$17,585	3.0%
Europe	460,793	393,832	66,961	17.0
Segments total	1,060,629	976,083	84,546	8.7
Other markets (1)	129,093	121,973	7,120	5.8
Total portfolio revenue	$1,189,722	$1,098,056	$91,666	8.3%
(1)Reflects portfolio revenue in South America, Canada and Australia.
Our total portfolio revenue in 2025 increased by $91.7 million, or 8.3%, compared to the prior year, while Portfolio income, the more stable and predictable yield component of our revenue, increased by $156.1 million, or 18.2%.
•U.S.: Portfolio revenue increased by $17.6 million due primarily to a $115.8 million increase in portfolio income driven largely by higher purchasing levels in recent years and improved pricing. This increase was partially offset by a $98.2 million decrease in Changes in expected recoveries driven by a lower net increase in changes in expected future recoveries and lower net overperformance on our U.S. Core pools.
•Europe: Portfolio revenue increased by $67.0 million due primarily to a $42.9 million increase in portfolio income driven by higher recent purchasing levels in several of our European markets and due, in part, to foreign exchange rate variation. Changes in expected recoveries increased by $24.1 million due to a higher net increase in changes in expected future recoveries.

Operating expenses
Total operating expenses and Adjusted operating expenses for 2025 and 2024 were as follows (in thousands, except percentages):

	2025	2024	$ Change	% Change
Compensation and benefits	$296,665	$298,903	$(2,238)	(0.7)%
Legal collection costs (1)	161,647	124,782	36,865	29.5
Legal collection fees (2)	64,319	56,623	7,696	13.6
Agency fees (3)	92,424	83,334	9,090	10.9
Professional and outside services	84,389	83,218	1,171	1.4
Communication (4)	36,704	43,433	(6,729)	(15.5)
Rent and occupancy	14,517	16,929	(2,412)	(14.2)
Depreciation, amortization and impairment of long-lived assets	10,439	10,792	(353)	(3.3)
Goodwill impairment	412,611	—	412,611	100.0
Other operating expenses	58,395	56,778	1,617	2.8
Total operating expenses	$1,232,110	$774,792	$457,318	59.0%

Adjusted operating expenses (5)	$819,499	$774,792	$44,707	5.8%
(1)Mainly costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account.
(2)Contingent fees incurred for cash collections generated by our third-party attorney network.
(3)Mainly third-party collection fees.
(4)Mainly correspondence, network and calling costs associated with our collection efforts.
(5)Adjusted operating expenses is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
Our Total operating expenses increased by $457.3 million, or 59.0%, compared to the prior year. This was primarily due to a goodwill impairment charge of $412.6 million in 2025 related to our DBC reporting unit (refer to Note 4 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information). Adjusted operating expenses, which exclude the impact of the goodwill impairment charge, increased by $44.7 million, or 5.8%.
•U.S.: Operating expenses increased by $37.7 million due primarily to the goodwill impairment charge and higher legal collection costs and fees associated with expanded activity in our legal collections channel. These increases were partially offset by lower compensation costs driven in part by the consolidation of our U.S. call centers and offshoring of a portion of our collection activities, as well as a reduction in communication costs due to the use of more cost-efficient strategies.
•Europe: Operating expenses increased by $375.5 million due primarily to the goodwill impairment charge. The increase was also due to higher compensation expense associated with organizational changes and higher non-collector wage costs, in addition to higher agency fees associated with increased outsourcing in certain markets.
Consolidated non-operating results
Gain on sale of equity method investment
In April 2025, we sold our 11.7% interest in RCB Investimentos S.A., a servicing company for nonperforming loans in Brazil, and recorded a gain of $38.4 million in our Consolidated Income Statement for 2025. The sale did not impact the ownership of our portfolio investments in South America or our existing operations and expected future portfolio investments.

Interest expense, net
Interest expense, net for 2025 and 2024 was as follows (in thousands, except percentages):

	2025	2024	$ Change	% Change
Interest on revolving credit facilities and term loan, and unused line fees	$150,207	$139,270	$10,937	7.9%
Interest on senior notes	105,150	88,731	16,419	18.5
Amortization of debt premium and issuance costs, net	7,935	10,567	(2,632)	(24.9)
Interest income	(11,504)	(9,301)	(2,203)	23.7
Interest expense, net	$251,788	$229,267	$22,521	9.8%
Our Interest expense, net increased by $22.5 million, or 9.8%, compared to the prior year due primarily to a higher average debt balance in 2025.
Income tax expense
Income tax expense and our effective tax rate for 2025 and 2024 were as follows (in thousands, except percentages):

	2025	2024	$ Change	% Change
Income tax expense	$46,735	$21,032	$25,703	122.2%
Effective tax rate	(19.2)%	19.2%
Our Income tax expense increased by $25.7 million, or 122.2%, compared to the prior year, while our effective tax rates for the years ended December 31, 2025 and 2024 were (19.2)% and 19.2%, respectively. Our effective tax rate depends on the mix of income from different taxing jurisdictions and the timing and amount of discrete items. The effective tax rate for 2025 was further impacted by the goodwill impairment charge.
Noncontrolling interests
In South America, we purchase nonperforming loan portfolios through investment funds in which we hold a majority interest. The portion of our Net income/(loss) attributable to noncontrolling interests in those funds is reflected in Net income attributable to noncontrolling interests in our Consolidated Income Statements, which totaled $15.2 million and $18.0 million in 2025 and 2024, respectively.
Consolidated balance sheet
Finance receivables, net
Finance receivables, net were $4.7 billion as of December 31, 2025, an increase of $547.3 million, or 13.2%, driven largely by portfolio purchases of $1.2 billion and Changes in expected recoveries of $176.5 million, partially offset by recoveries collected and applied to Finance receivables, net of $1.1 billion. The remaining difference was attributable to foreign currency translation.
Goodwill
Goodwill was $26.9 million as of December 31, 2025, a decrease of $369.5 million, or 93.2%, due to a goodwill impairment charge. As part of our September 30, 2025 interim impairment assessment, based on a sustained decrease in our stock price and market capitalization, we determined there to be an indicator of potential goodwill impairment in our DBC reporting unit and performed a quantitative impairment test. As a result, we determined that the goodwill in our DBC reporting unit was fully impaired and recorded an impairment charge of $412.6 million. For additional information, refer to Note 4 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. The December 31, 2025 goodwill balance related to our CCB reporting unit.
Borrowings
Borrowings were $3.7 billion as of December 31, 2025, an increase of $370.7 million, or 11.1%, due primarily to an increase in amounts outstanding under our senior notes and net borrowings under our European revolving credit facility of $21.6 million. On September 30, 2025, we completed the issuance of €300.0 million ($352.4 million as of December 31, 2025) aggregate principal amount of our 6.250% senior notes due 2032.

Interest-bearing deposits
Interest-bearing deposits were $106.1 million as of December 31, 2025, a decrease of $57.3 million, or 35.0%, due primarily to lower interest rates resulting in decreased deposit levels, partially offset by foreign exchange rate variation.
Consolidated Results of Operations (2024 and 2023)
Refer to Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K for a discussion of our 2024 results compared to our 2023 results.
NON-GAAP FINANCIAL MEASURES
We report our financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, our management also uses certain non-GAAP financial measures, including the non-GAAP financial measures referred to below, internally to evaluate our performance and to set performance goals. This Form 10-K includes certain non-GAAP financial measures that exclude the impact of certain items and are not required by, or presented in accordance with, GAAP. Also included are reconciliations of the most directly comparable financial measures calculated in accordance with GAAP to the corresponding non-GAAP financial measure. The non-GAAP financial measures included below should not be considered as an alternative to the most directly comparable financial measure determined in accordance with GAAP and may not be comparable to the calculation of similarly titled financial measures reported by other companies.
Adjusted EBITDA
We present Adjusted EBITDA because we consider it an important supplemental measure of our operational and financial performance. Management believes Adjusted EBITDA helps provide enhanced period-to-period comparability of our operational and financial performance, as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the operations of our business and is useful to investors as other companies in the industry report similar financial measures. Adjusted EBITDA is calculated starting with Net income/(loss) attributable to PRA Group, Inc. and is adjusted for:
•income tax expense (or less income tax benefit);
•foreign exchange loss (or less foreign exchange gain);
•interest expense, net;
•other expense;
•depreciation and amortization;
•impairment of real estate;
•goodwill impairment;
•net income attributable to noncontrolling interests;
•gain on sale of equity method investment; and
•recoveries collected and applied to Finance receivables, net less Changes in expected recoveries.

The following table provides a reconciliation of Net income/(loss) attributable to PRA Group, Inc. to Adjusted EBITDA for the years indicated (in thousands):

	Adjusted EBITDA Reconciliation
	2025	2024	2023
Net income/(loss) attributable to PRA Group, Inc.	$(305,142)	$70,601	$(83,477)
Adjustments:
Income tax expense/(benefit)	46,735	21,032	(16,133)
Foreign exchange (gain)/loss	(755)	9	(289)
Interest expense, net	251,788	229,267	181,724
Other expense (1)	336	851	1,944
Depreciation and amortization	9,035	10,792	13,376
Impairment of real estate	1,404	—	5,239
Goodwill impairment	412,611	—	—
Net income attributable to noncontrolling interests	15,168	17,972	16,723
Gain on sale of equity method investment	(38,403)	—	—
Recoveries collected and applied to Finance receivables, net less Changes in expected recoveries	922,697	787,028	887,891
Adjusted EBITDA	$1,315,474	$1,137,552	$1,006,998
(1)Reflects non-operating activities.
Adjusted cash efficiency ratio
We use an Adjusted cash efficiency ratio to monitor and evaluate operating expenses, excluding goodwill impairment, relative to our cash collections plus fees and revenue recognized from our class action claims recovery services. Management believes the Adjusted cash efficiency ratio is a useful financial measure for investors in evaluating our management of operating expenses. The Adjusted cash efficiency ratio is calculated by dividing cash receipts less Adjusted operating expenses by cash receipts. The following table provides a reconciliation of Total operating expenses to Adjusted operating expenses and presents our Adjusted cash efficiency ratios for the years indicated (in thousands, except for ratio data):

	Adjusted Operating Expenses Reconciliation and Adjusted Cash Efficiency Ratio
	2025	2024	2023
Cash collections	$2,107,626	$1,868,576	$1,660,450
Fee income	9,996	10,023	10,384
Cash receipts	2,117,622	1,878,599	1,670,834

Total operating expenses	1,232,110	774,792	702,062
Goodwill impairment	(412,611)	—	—
Adjusted operating expenses	819,499	774,792	702,062

Cash receipts less Adjusted operating expenses	1,298,123	1,103,807	968,772

Adjusted cash efficiency ratio	61.3%	58.8%	58.0%

Adjusted net income/(loss) attributable to PRA, Adjusted diluted earnings per share, ROATE and Adjusted ROATE
We use Adjusted net income/(loss) attributable to PRA and Adjusted diluted earnings per share to monitor and evaluate our operating performance and allow for better comparability. Management believes Adjusted net income/(loss) attributable to PRA and Adjusted diluted earnings per share are useful financial measures for investors in evaluating our operating results. Adjusted net income/(loss) attributable to PRA is defined as Net income/(loss) attributable to PRA Group, Inc. excluding the impact of certain transactions that are unusual or infrequent in nature and not reflective of our ongoing operations. Calculation of Adjusted diluted earnings per share excludes those same transactions and, if dilutive based on Adjusted net income attributable to PRA, may also include the impact of additional potentially dilutive shares.
We use ROATE to monitor and evaluate operating performance relative to our equity. Management believes ROATE is a useful financial measure for investors in evaluating the effective use of equity and is an important component of our long-term stockholder return. Average tangible equity is defined as average Total stockholders' equity - PRA Group, Inc. less average goodwill and average other intangible assets. ROATE is calculated by dividing Net income/(loss) attributable to PRA Group, Inc. by Average tangible equity.
ROATE may include certain items that are not indicative of the ongoing operating results of our business. Accordingly, management also uses Adjusted ROATE to monitor and evaluate operating performance relative to our equity. Management believes Adjusted ROATE is a useful financial measure for investors because it is based on Adjusted net income/(loss) attributable to PRA. Adjusted ROATE is calculated by dividing Adjusted net income/(loss) attributable to PRA by Average tangible equity.
The following table provides a reconciliation of Total stockholders' equity - PRA Group, Inc. to Average tangible equity and a reconciliation of Net income/(loss) attributable to PRA Group, Inc. to Adjusted net income/(loss) attributable to PRA, and presents our ROATE and Adjusted ROATE for the years indicated (in thousands, except for ratio data):

	Balance as of Year End			Average Tangible Equity Reconciliation (1)
	2025	2024	2023	2025	2024	2023
Total stockholders' equity - PRA Group, Inc. (2)	$979,851	$1,135,032	$1,167,112	$1,119,881	$1,159,163	$1,166,846
Goodwill	26,871	396,357	431,564	(262,053)	(415,685)	(423,110)
Other intangible assets	1,435	1,453	1,742	(1,477)	(1,616)	(1,786)
Average tangible equity				$856,351	$741,862	$741,950

(1)Amounts represent the average balances for the respective years.
(2)Not adjusted for Gain on sale of equity method investment in 2025 due to the de minimis effect.
				ROATE
				2025	2024	2023
Net income/(loss) attributable to PRA Group, Inc.				$(305,142)	$70,601	$(83,477)
ROATE				(35.6)%	9.5%	(11.3)%

				Adjusted Net Income/(Loss) Attributable to PRA Reconciliation and Adjusted ROATE
				2025	2024	2023
Net income/(loss) attributable to PRA Group, Inc.				$(305,142)	$70,601	$(83,477)
Gain on sale of equity method investment				(38,403)	—	—
Goodwill impairment				412,611	—	—
Tax effect of adjusting items (1)				3,515	—	—
Adjusted net income/(loss) attributable to PRA				72,581	70,601	(83,477)
Adjusted ROATE				8.5%	9.5%	(11.3)%
(1)Based on the annual effective tax rate and pretax income excluding the effect of the adjusting items.

The following table provides a reconciliation of Diluted earnings per share to Adjusted diluted earnings per share for the years indicated:

	Adjusted Diluted Earnings Per Share Reconciliation
	2025	2024	2023
Diluted earnings per share	$(7.79)	$1.79	$(2.13)
Effect of adjusting items and dilutive shares (1)	9.63	—	—
Adjusted diluted earnings per share	$1.84	$1.79	$(2.13)
(1)Impact of the non-GAAP adjusting items and dilutive effect of all potential shares of common stock.

SUPPLEMENTAL PERFORMANCE DATA
The tables in this section provide supplemental performance data about our:
•ERC by business segment, portfolio type and expected year of collection;
•Cash collections by business segment, Core cash collections separated between call center/other and legal collections and total constant currency adjusted cash collections; and
•nonperforming loan portfolios and collections by business segment, portfolio type and year of purchase.
Purchasing
We purchase portfolios of nonperforming loans from a variety of creditors, or acquire portfolios through strategic acquisitions, and segregate them into our Core or Insolvency portfolios based on the status of the account upon acquisition. In addition, the accounts are segregated into geographical regions based upon where the account was acquired and, as applicable, foreign currency exchange rates are fixed for purposes of comparability in future periods. Ultimately, accounts are aggregated into annual pools based on portfolio type, geography and year of acquisition. Portfolios of accounts that were in an insolvency status at the time of acquisition are represented under Insolvency headings in the tables below. All other acquisitions of portfolios of accounts are included under Core headings. Once an account is initially segregated, it is not later transferred from an Insolvency pool to a Core pool, or vice versa.
Purchase price multiples ("PPMs")
The PPM represents our estimate of total cash collections over the original purchase price of the portfolio. PPMs can vary over time due to a variety of factors, including pricing competition, supply levels, age of the accounts acquired, type and mix of portfolios purchased, expected costs to collect and returns and changes in operational efficiency and effectiveness. When we pay more for a portfolio, the PPM and effective interest rate are generally lower. Certain types of accounts, such as Insolvency accounts, have lower collection costs, and we generally pay more for those types of accounts resulting in lower PPMs but similar net income margins compared to other portfolio purchases.
Estimated remaining collections ("ERC") and Total estimated collections ("TEC")
Depending on the level of performance and expected future impacts from our operations, we may update ERC and TEC levels based on the results of our cash forecasts with a correlating adjustment to the PPM. We follow an established process to evaluate ERC, and we typically do not adjust our ERC and TEC until we gain sufficient collection experience with a pool of accounts. Over time, our TEC has often increased as pools have aged resulting in the ratio of TEC to purchase price for any given year of buying to gradually increase.
For additional information about our nonperforming loan portfolios, refer to Note 1 and Note 2 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Estimated remaining collections
The following table displays our ERC by business segment, year and portfolio type as of December 31, 2025 (in thousands):

	ERC By Business Segment, Year and Portfolio
	U.S. Core	U.S. Insolvency	Total U.S.	Europe Core	Europe Insolvency	Total Europe (1)	Total Other Markets (2)	Total Company
2026	980,218	75,446	1,055,664	667,385	61,376	728,761	178,286	1,962,711
2027	757,566	61,965	819,531	557,287	42,411	599,698	121,995	1,541,224
2028	520,291	44,389	564,680	470,120	26,679	496,799	81,580	1,143,059
2029	353,303	26,261	379,564	403,901	14,751	418,652	57,213	855,429
2030	244,113	11,481	255,594	348,395	6,459	354,854	41,064	651,512
2031	171,132	1,352	172,484	302,161	2,363	304,524	27,911	504,919
2032	120,577	33	120,610	263,287	985	264,272	19,511	404,393
2033	85,111	—	85,111	230,401	513	230,914	13,523	329,548
2034	61,008	—	61,008	201,906	207	202,113	7,914	271,035
2035	44,727	—	44,727	177,919	101	178,020	4,578	227,325
Thereafter	99,327	—	99,327	607,522	202	607,724	10,659	717,710
Total ERC	$3,437,373	$220,927	$3,658,300	$4,230,284	$156,047	$4,386,331	$564,234	$8,608,865
(1)Includes ERC of $1.7 billion for the UK, $1.1 billion for Central Europe, $998.5 million for Northern Europe and $564.6 million for Southern Europe.
(2)Reflects ERC in South America, Canada and Australia.
Cash collections
The following table displays our cash collections by business segment and portfolio type, Core cash collections separated between call center/other and legal collections and total constant currency adjusted cash collections for the years indicated (in thousands, except percentages):

	Cash Collections by Business Segment and Portfolio Type
	2025		2024		2023
U.S.
Call center/other	$519,346	51.8%	$460,046	55.0%	$418,585	61.3%
Legal	482,576	48.2	375,986	45.0	263,954	38.7
Total Core	1,001,922	100%	836,032	100%	682,539	100%
Insolvency	83,118		91,198		98,507
Total U.S.	1,085,040		927,230		781,046
Europe
Call center/other	437,835	60.5%	386,154	61.9%	368,426	64.4%
Legal	286,375	39.5	237,324	38.1	203,666	35.6
Total Core	724,210	100%	623,478	100%	572,092	100%
Insolvency	87,638		97,409		91,434
Total Europe	811,848		720,887		663,526
Total other markets (1)	210,738		220,459		215,878
Total cash collections	$2,107,626		$1,868,576		$1,660,450
Total cash collections adjusted (2)	$2,107,626		$1,892,219		$1,682,825
(1)Reflects total cash collections in South America, Canada and Australia.
(2)Total cash collections adjusted refers to prior year foreign currency cash collections remeasured at average U.S. dollar exchange rates for the current year.

Purchase Price Multiples as of December 31, 2025 In thousands, except percentages
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple
U.S. Core
1996-2015	$2,736,875	$7,502,110	$102,171	274%	224%
2016	400,545	819,859	35,429	205%	195%
2017	511,902	1,168,721	73,695	228%	193%
2018	604,669	1,373,598	101,701	227%	199%
2019	432,222	1,017,197	77,296	235%	209%
2020	415,384	940,632	97,908	226%	215%
2021	339,885	605,109	130,492	178%	191%
2022	275,433	435,295	151,728	158%	164%
2023	506,319	956,536	495,435	189%	191%
2024	727,672	1,627,822	1,133,172	224%	211%
2025	531,021	1,144,436	1,038,346	216%	216%
Subtotal	7,481,927	17,591,315	3,437,373
U.S. Insolvency
1996-2015	1,472,385	2,806,455	1	191%	154%
2016	67,454	85,643	33	127%	124%
2017	275,257	359,492	257	131%	125%
2018	97,879	137,203	94	140%	127%
2019	120,845	164,082	289	136%	128%
2020	62,130	90,166	1,993	145%	136%
2021	54,898	74,234	7,566	135%	136%
2022	33,442	47,906	13,948	143%	139%
2023	61,242	80,354	42,982	131%	136%
2024	68,168	99,515	64,368	146%	149%
2025	59,091	94,574	89,396	160%	160%
Subtotal	2,372,791	4,039,624	220,927
Total U.S.	9,854,718	21,630,939	3,658,300
Europe Core
2012-2015	1,225,893	3,502,939	501,505	286%	190%
2016	333,090	592,884	139,586	178%	167%
2017	252,174	365,536	81,441	145%	144%
2018	341,775	565,847	154,776	166%	148%
2019	518,610	886,432	288,716	171%	152%
2020	324,119	606,494	222,958	187%	172%
2021	412,411	729,384	346,484	177%	170%
2022	359,447	596,537	391,041	166%	162%
2023	410,593	703,345	487,208	171%	169%
2024	451,786	817,788	724,434	181%	180%
2025	512,533	949,923	892,135	185%	185%
Subtotal	5,142,431	10,317,109	4,230,284
Europe Insolvency
2014-2015	29,849	48,955	—	164%	135%
2016	39,338	58,523	469	149%	130%
2017	39,235	52,785	300	135%	128%
2018	44,908	53,296	686	119%	123%
2019	77,218	114,448	4,538	148%	130%
2020	105,440	162,042	7,550	154%	129%
2021	53,230	80,047	11,541	150%	134%
2022	44,604	65,853	23,130	148%	137%
2023	46,558	66,329	36,108	142%	138%
2024	43,459	64,128	43,558	148%	147%
2025	20,760	30,102	28,167	145%	145%
Subtotal	544,599	796,508	156,047
Total Europe	5,687,030	11,113,617	4,386,331
Total other markets (5)	940,304	2,193,890	564,234	233%	204%
Total PRA Group	$16,482,052	$34,938,446	$8,608,865
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
(4)Non-U.S. amounts are presented at the December 31, 2025 exchange rate.
(5)Reflects all vintages in South America, Canada and Australia.

Portfolio Financial Information (1) (in thousands)
	Year ended December 31, 2025				December 31, 2025
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables (3)
U.S. Core
1996-2015	$53,587	$26,258	$13,387	$39,645	$33,430
2016	12,907	7,702	(636)	7,066	14,911
2017	26,648	14,363	6,487	20,850	30,259
2018	42,911	19,553	7,183	26,736	49,931
2019	37,333	16,692	3,072	19,764	37,766
2020	50,390	21,632	4,934	26,566	50,181
2021	52,793	28,021	(14,710)	13,311	65,403
2022	58,512	25,407	(19,249)	6,158	89,144
2023	185,870	91,451	(33,694)	57,757	268,624
2024	374,880	212,323	42,435	254,758	611,570
2025	106,091	89,455	9,235	98,690	522,814
Subtotal	1,001,922	552,857	18,444	571,301	1,774,033
U.S. Insolvency
1996-2015	1,024	24	1,009	1,033	1
2016	127	16	8	24	31
2017	1,000	92	448	540	227
2018	1,015	32	562	594	89
2019	2,682	85	1,004	1,089	276
2020	8,723	747	(1,207)	(460)	1,806
2021	11,760	1,510	275	1,785	7,080
2022	10,471	2,057	437	2,494	12,425
2023	18,040	5,243	(123)	5,120	36,785
2024	23,097	10,571	(1,091)	9,480	48,880
2025	5,179	5,377	1,461	6,838	59,772
Subtotal	83,118	25,754	2,783	28,537	167,372
Total U.S.	1,085,040	578,611	21,227	599,838	1,941,405
Europe Core
2012-2015	126,911	69,456	43,876	113,332	148,237
2016	27,114	11,577	5,547	17,124	79,003
2017	15,710	5,604	(857)	4,747	54,052
2018	34,331	12,302	3,333	15,635	99,338
2019	61,690	19,757	20,224	39,981	194,078
2020	45,146	17,288	12,576	29,864	134,890
2021	59,665	25,558	7,397	32,955	209,447
2022	67,772	26,901	4,471	31,372	246,086
2023	93,166	37,757	7,603	45,360	290,922
2024	135,606	58,624	6,222	64,846	405,324
2025	57,099	27,241	5,451	32,692	484,918
Subtotal	724,210	312,065	115,843	427,908	2,346,295
Europe Insolvency
2014-2015	347	—	347	347	—
2016	594	81	482	563	120
2017	952	42	630	672	183
2018	1,427	83	306	389	556
2019	6,105	606	424	1,030	3,811
2020	15,517	1,182	2,185	3,367	7,071
2021	14,619	1,591	4,658	6,249	10,553
2022	15,240	2,791	2,957	5,748	19,924
2023	15,679	4,160	1,421	5,581	30,139
2024	15,241	5,996	1,076	7,072	32,886
2025	1,917	1,349	517	1,866	20,382
Subtotal	87,638	17,881	15,003	32,884	125,625
Total Europe	811,848	329,946	130,846	460,792	2,471,920
Total other markets (4)	210,738	104,714	24,378	129,092	274,699
Total PRA Group	$2,107,626	$1,013,271	$176,451	$1,189,722	$4,688,024
(1)Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented using the average exchange rates during the current year.
(3)Non-U.S. amounts are presented at the December 31, 2025 exchange rate.
(4)Reflects all vintages in South America, Canada and Australia.

Cash Collections by Year, By Year of Purchase (1) as of December 31, 2025 In millions
		Cash Collections
Purchase Period	Purchase Price (2)(3)	1996-2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total
U.S. Core
1996-2015	$2,736.9	$5,186.4	$673.8	$479.4	$337.7	$230.9	$149.3	$98.2	$67.1	$51.7	$64.7	$53.6	$7,392.8
2016	400.5	—	86.1	195.3	160.1	116.6	88.7	59.9	29.1	17.6	18.1	12.9	784.4
2017	511.9	—	—	94.3	264.4	247.1	185.6	124.8	73.1	41.6	37.5	26.6	1,095.0
2018	604.7	—	—	—	106.3	320.2	304.7	214.8	131.6	83.2	68.1	42.9	1,271.8
2019	432.2	—	—	—	—	93.4	282.2	237.4	141.7	86.1	61.8	37.3	939.9
2020	415.4	—	—	—	—	—	127.4	274.7	185.4	121.3	83.6	50.4	842.8
2021	339.9	—	—	—	—	—	—	73.8	149.9	115.3	82.8	52.8	474.6
2022	275.4	—	—	—	—	—	—	—	34.9	102.4	87.8	58.5	283.6
2023	506.3	—	—	—	—	—	—	—	—	63.5	211.8	185.9	461.2
2024	727.7	—	—	—	—	—	—	—	—	—	119.8	374.9	494.7
2025	531.0	—	—	—	—	—	—	—	—	—	—	106.1	106.1
Subtotal	7,481.9	5,186.4	759.9	769.0	868.5	1,008.2	1,137.9	1,083.6	812.8	682.7	836.0	1,001.9	14,146.9
U.S. Insolvency
1996-2015	1,472.4	2,290.4	230.4	142.6	78.6	39.1	13.6	4.5	2.9	1.8	1.4	1.0	2,806.3
2016	67.5	—	10.1	18.9	18.2	16.4	13.0	6.6	1.3	0.6	0.4	0.1	85.6
2017	275.3	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	2.5	1.0	359.3
2018	97.9	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	2.5	1.0	137.0
2019	120.8	—	—	—	—	13.4	30.9	37.9	36.8	28.0	14.2	2.7	163.9
2020	62.1	—	—	—	—	—	6.5	16.1	20.4	19.5	17.0	8.7	88.2
2021	54.9	—	—	—	—	—	—	4.5	17.7	17.4	15.2	11.8	66.6
2022	33.4	—	—	—	—	—	—	—	3.2	9.2	11.1	10.5	34.0
2023	61.2	—	—	—	—	—	—	—	—	4.5	14.8	18.0	37.3
2024	68.2	—	—	—	—	—	—	—	—	—	12.1	23.1	35.2
2025	59.1	—	—	—	—	—	—	—	—	—	—	5.2	5.2
Subtotal	2,372.8	2,290.4	240.5	210.6	200.8	177.2	153.3	145.2	127.7	98.6	91.2	83.1	3,818.6
Total U.S.	9,854.7	7,476.8	1,000.4	979.6	1,069.3	1,185.4	1,291.2	1,228.8	940.5	781.3	927.2	1,085.0	17,965.5
Europe Core
2012-2015	1,225.8	538.4	350.2	310.3	290.5	241.4	206.0	202.4	164.3	142.4	132.1	126.9	2,704.9
2016	333.1	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	27.4	27.1	466.0
2017	252.2	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	17.9	15.7	267.9
2018	341.8	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	37.1	34.3	417.1
2019	518.6	—	—	—	—	48.0	125.7	121.4	89.8	75.1	68.2	61.7	589.9
2020	324.1	—	—	—	—	—	32.3	91.7	69.0	56.1	50.1	45.1	344.3
2021	412.4	—	—	—	—	—	—	48.5	89.9	73.0	66.6	59.7	337.7
2022	359.4	—	—	—	—	—	—	—	33.9	83.8	74.7	67.8	260.2
2023	410.6	—	—	—	—	—	—	—	—	50.2	103.1	93.2	246.5
2024	451.9	—	—	—	—	—	—	—	—	—	46.3	135.6	181.9
2025	512.5	—	—	—	—	—	—	—	—	—	—	57.1	57.1
Subtotal	5,142.4	538.4	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.1	623.5	724.2	5,873.5
Europe Insolvency
2014-2015	29.9	7.3	8.3	8.2	7.4	5.4	3.7	1.9	0.8	0.6	0.4	0.3	44.3
2016	39.3	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	0.8	0.6	61.8
2017	39.2	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	1.5	1.0	50.3
2018	44.9	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	3.5	1.4	52.9
2019	77.2	—	—	—	—	5.0	21.1	23.9	21.0	17.5	12.9	6.1	107.5
2020	105.4	—	—	—	—	—	6.0	34.6	34.1	29.7	25.5	15.5	145.4
2021	53.2	—	—	—	—	—	—	5.5	14.4	14.7	15.4	14.6	64.6
2022	44.6	—	—	—	—	—	—	—	4.5	12.4	15.2	15.2	47.3
2023	46.7	—	—	—	—	—	—	—	—	4.2	12.7	15.7	32.6
2024	43.4	—	—	—	—	—	—	—	—	—	9.5	15.2	24.7
2025	20.8	—	—	—	—	—	—	—	—	—	—	1.9	1.9
Subtotal	544.6	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.4	97.4	87.6	633.3
Total Europe	5,687.0	545.7	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.5	720.9	811.8	6,506.8
Total other markets (4)	940.3	33.9	86.5	103.9	83.7	137.0	135.9	125.4	135.0	215.9	220.5	210.7	1,488.4
Total PRA Group	$16,482.0	$8,056.4	$1,492.0	$1,512.7	$1,625.2	$1,841.3	$2,005.6	$2,061.8	$1,729.0	$1,660.7	$1,868.6	$2,107.5	$25,960.7
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
(4)Reflects all vintages in South America, Canada and Australia.

LIQUIDITY AND CAPITAL RESOURCES
We actively manage our liquidity to meet our business needs and financial obligations.
Sources of liquidity
Cash and cash equivalents
As of December 31, 2025, cash and cash equivalents totaled $104.4 million, of which $93.0 million was held by international operations with indefinitely reinvested earnings. For additional information about the unremitted earnings of our foreign subsidiaries, refer to Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Borrowings
As of December 31, 2025, we had the following committed amounts, outstanding borrowings and availability under our financing arrangements (in thousands):

				Composition of Total Availability
	Committed Amount	Outstanding Borrowings	Total Availability	Based on Current ERC (1)	Additional Availability (2)
North American revolving credit facility	$1,075,000	$520,736	$554,264	$382,986	$171,278
North American term loan	460,111	460,111	—	—	—
UK revolving credit facility	725,000	499,848	225,152	122,121	103,031
European revolving credit facility	897,385	577,335	320,050	320,050	—
Colombian revolving credit facility	2,611	2,611	—	—	—
Senior notes	1,650,350	1,650,350	—	—	—
Debt premium and issuance costs, net	—	(13,653)	—	—	—
Total	$4,810,457	$3,697,338	$1,099,466	$825,157	$274,309
(1)Available borrowings after calculation of borrowing base, subject to the committed amounts and debt covenants, which may be used for general corporate purposes, including portfolio purchases.
(2)Subject to borrowing base and debt covenants, including advance rates ranging from 35-55% of applicable ERC.
Interest-bearing deposits
As of December 31, 2025, interest-bearing deposits totaled $106.1 million. Under our European revolving credit facility, our interest-bearing deposit funding is limited to SEK 2.2 billion ($239.2 million as of December 31, 2025).
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
We also have the ability to slow the purchase of nonperforming loans without significantly impacting current year collections. In 2025, we purchased $1.2 billion in nonperforming loan portfolios, which generated $196.6 million of cash collections, representing 9.3% of our total cash collections.
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
As of December 31, 2025, we had forward flow agreements in place with an estimated purchase price of approximately $378.0 million over the next 12 months. This total can vary significantly based on the remaining terms and renewal dates of the agreements and is comprised of $167.4 million in the U.S., $194.8 million in Europe and $15.8 million in our other markets. These amounts represent our estimated forward flow purchases over the next 12 months under the agreements in place based on projections and other factors, including sellers' estimates of future forward flow sales, and are dependent on actual delivery by the sellers and, in some cases, the impact of foreign exchange rate fluctuations. Accordingly, amounts purchased under these agreements may vary significantly.
Borrowings
As of December 31, 2025, we had $3.7 billion in outstanding borrowings. The estimated interest, unused fees and principal payments for the next 12 months are $251.7 million, of which $10.0 million relates to principal on our term loan. After 12 months, principal payments on our debt are due from between one and approximately seven years. Our financing arrangements include covenants with which we must comply, and as of December 31, 2025, we were in compliance with these covenants.
On September 30, 2025, we completed the private offering of our 2032 senior notes. For additional information about our borrowings, refer to Note 7 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Exchange Act or other methods subject to market and/or other conditions and applicable regulatory requirements. During the year ended December 31, 2025, we repurchased 1,299,760 shares of our common stock at an average price of $15.39 for a total cost of $20.0 million. As of December 31, 2025, we had $47.7 million remaining for share repurchases under the program.
Leases
Our leases have remaining terms from one to seven years. As of December 31, 2025, we had $32.2 million in lease liabilities, of which $7.7 million is due within the next 12 months. For additional information, refer to Note 5 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Derivatives
We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of December 31, 2025, we had $12.4 million of derivative liabilities, of which $2.1 million matures within the next 12 months. Of the remaining $10.3 million, $7.6 million matures in 2028 and $2.8 million matures in 2029 and 2030. For additional information, refer to Note 8 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Investments
As of December 31, 2025, we held $64.9 million in Swedish treasury securities to meet the liquidity requirements of the Swedish Financial Services Authority for our banking subsidiary, AK Nordic AB.

Cash flow analysis
The following table summarizes our cash flow activity for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024	Change
Net cash provided by/(used in):
Operating activities	$(85,541)	$(94,594)	$9,053
Investing activities	(59,937)	(382,470)	322,533
Financing activities	115,970	490,837	(374,867)
Effect of foreign exchange rates	30,720	(20,034)	50,754
Net increase/(decrease) in cash and cash equivalents	$1,212	$(6,261)	$7,473
Operating activities
Net cash used in operating activities mainly reflects the portion of our cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. It does not include cash collections applied to the negative allowance, which are classified as cash flows provided by investing activities. Net cash used in operating activities decreased by $9.1 million in 2025 due primarily to higher cash collections recognized as income, partially offset by higher cash paid for operating expenses, interest and taxes.
Investing activities
Net cash used in investing activities decreased by $322.5 million in 2025 due primarily to a decrease of $203.3 million in purchases of nonperforming loan portfolios, an increase of $71.3 million in recoveries collected and applied to Finance receivables, net and an increase of $49.2 million in proceeds from sales and maturities of investments.
Financing activities
Net cash provided by financing activities decreased by $374.9 million in 2025 due primarily to a decrease of $269.0 million in net proceeds from lines of credit, a $148.0 million decrease related to interest bearing deposits activity and a decrease of $37.6 million in net proceeds from long-term debt, partially offset by a $94.6 million increase in net proceeds from the issuance and repayment of senior notes. Additionally, we repurchased $20.0 million of our common stock in 2025 compared to no repurchases during the prior year.
For additional information about our credit facilities, term loan and senior notes, refer to Note 7 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Effect of foreign exchange rates
The net effect of foreign exchange rates on cash decreased by $50.8 million in 2025, primarily due to the impact of the devaluation of the U.S. dollar on foreign currency denominated borrowings and intercompany balances.
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

Revenue recognition - finance receivables
Revenue recognition for finance receivables involves the use of estimates and the exercise of judgment on the part of management. These estimates include projections of the amount and timing of cash collections we expect to receive from our pools of accounts. We review individual pools for trends, actual performance versus projections and curve shape (a graphical depiction of the amount and timing of cash collections). We then project ERC and apply a discounted cash flow methodology to our ERC. Adjustments to ERC may include adjustments reflecting recent collection trends, our view of current and future economic conditions, changes in collection assumptions or other timing-related adjustments.
Significant changes in our cash flow estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool. Generally, adjustments to cash forecasts result in an adjustment to revenue at an amount less than the impact of the performance in the period due to the effects of discounting. Cash collection forecast increases and decreases result in more and less revenue, respectively, being recognized over the life of a pool.
Goodwill
We evaluate goodwill for impairment annually as of October 1 and more frequently if circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. We determine the fair value of a reporting unit by applying the income approach and market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows and a residual terminal value. Cash flow projections are based on management's estimates of a variety of factors, including growth rates and operating margins, which take into consideration industry and market conditions. Under the market approach, we estimate fair value based on market trading multiples and other relevant market transactions involving comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. Depending on the availability of public data and suitable comparable transaction data, we may give more weight to the income approach than the market approach. We also assess the reasonableness of the aggregate estimated fair value of our reporting units by comparison to our market capitalization over a reasonable period, considering historic control premiums in the financial services industry and the current market environment.
As part of our interim impairment assessment as of September 30, 2025, based on a sustained decrease in our stock price and market capitalization, we determined there to be an indicator of potential goodwill impairment in our DBC reporting unit and performed a quantitative impairment test. We estimated the fair value of the DBC reporting unit based on the income approach and also compared the estimated fair value to our market capitalization. Key inputs to the DBC reporting unit’s fair value under the income approach included our forecasted financial results and the discount rate. Forecasted financial results were developed considering several inputs and assumptions, including portfolio purchasing volume, PPMs, ERC growth rate, terminal value and operating expenses. PPMs related to our existing portfolios were based on historical growth rates, while PPMs on projected portfolio purchases were based on recent and expected future purchasing metrics. The discount rate was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics, including assumptions related to the reporting unit's ability to execute on the projected cash flows.
Based on the quantitative impairment test performed, driven in large part by the comparison of fair value to market capitalization and impact on the estimated fair value of a decrease in the terminal value assumption and an increase in the discount rate assumption since the most recent annual impairment test, we determined that the goodwill in our DBC reporting unit was fully impaired and recorded a goodwill impairment charge of $412.6 million for the year ended December 31, 2025.
As of December 31, 2025, goodwill of $26.9 million related to our class action claims recoveries ("CCB") reporting unit. Based on our October 1, 2025 qualitative impairment assessment, we determined that the fair value of our CCB reporting unit was not more-likely-than-not below its carrying value.
Our goodwill evaluation is dependent on a number of factors, both internal and external. The assumptions used in estimating fair value were based on currently available data and involved the exercise of judgment. There are inherent uncertainties related to the assumptions used in our evaluation and to our application of those assumptions. If market factors deteriorate, or if estimates used in our quantitative assessment prove to be inaccurate, we may have to record additional impairment charges in future periods.

Income taxes
We are subject to income taxes in the U.S. and in numerous international jurisdictions. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. When determining our U.S. and non-U.S. income tax expense, we make judgments about the application of these inherently complex laws.
We record a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is estimated using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
We exercise significant judgment in estimating the potential exposure to unresolved tax matters and apply a more-likely-than-not standard for recording tax benefits related to uncertain tax positions in the application of complex tax laws. While actual results could vary, we believe we have adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters. We record interest and penalties related to unresolved tax matters as a component of income tax expense when the more-likely-than-not standards are not met.
If all or part of the deferred tax assets are determined not to be realizable in the future, we establish a valuation allowance and charge the impact to earnings in the period such determination is made. If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance is reversed, resulting in a positive adjustment to earnings. The establishment or release of a valuation allowance does not have an impact on cash, nor does such an allowance preclude the use of loss carryforwards or other deferred tax assets in future periods. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. For further information regarding our uncertain tax positions, refer to Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
FREQUENTLY USED TERMS
We may use the following terms throughout this Form 10-K:
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
•"Insolvency" accounts or portfolios refer to accounts or portfolios of nonperforming loans that are in an insolvent status when we purchase them and, as such, are purchased as pools of insolvent accounts. These accounts include IVAs, Trust Deeds in the UK, Consumer Proposals in Canada and bankruptcy accounts in the U.S., Canada, Germany and the UK.
•"Negative allowance" refers to the present value of cash flows expected to be collected on our finance receivables.
•"Portfolio acquisitions" refers to all nonperforming loan portfolios acquired as a result of a purchase or business acquisition.
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

•"Purchase price multiple" or "PPM" refers to the total estimated collections on our nonperforming loan portfolios divided by purchase price.
•"Recoveries collected" refers to cash collections plus buybacks and other adjustments.
•"Total estimated collections" or "TEC" refers to actual cash collections plus estimated remaining collections on our nonperforming loan portfolios.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our business is primarily subject to interest rate and foreign currency risk. We use various strategies, including derivative financial instruments, to manage these risks; however, they may still affect our Consolidated Financial Statements.
Interest rate exposure
We are subject to interest rate risk from borrowings on our variable rate credit facilities and from our interest-bearing deposits. As such, our consolidated financial results are subject to fluctuations due to changes in market interest rates. To reduce our exposure to changes in the market rate of interest, we have entered into interest rate derivative contracts to hedge a portion of our borrowings under floating rate financing arrangements. Under the terms of the interest rate derivatives, we receive a variable interest rate and pay a fixed interest rate. Of our $3.7 billion in total borrowings as of December 31, 2025, $1.7 billion was fixed rate debt. Considering these fixed rate borrowings and the interest rate hedges on our variable rate debt, with maturities ranging from one month to four years, as of December 31, 2025, 66% of our total debt was either fixed rate or converted to a fixed rate.
We assess interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. Borrowings on our variable rate credit facilities were $2.1 billion as of December 31, 2025, and based on our debt structure, assuming a 50 basis point decrease/increase in interest rates, interest expense over the following 12 months would decrease/increase by an estimated $6.4 million.
Foreign currency exposure
We operate internationally and enter into transactions denominated in various foreign currencies. Our subsidiaries use multiple functional currencies, and weakness in one particular currency might be offset by strength in other currencies over time. In 2025, our revenues from operations outside the U.S. were $590.6 million.
Fluctuations in foreign currencies could cause us to incur foreign currency gains and losses and could affect our comprehensive income and stockholders' equity. Additionally, our reported financial results could change from period-to-period due solely to fluctuations between currencies. Foreign currency gains and losses are primarily the result of the remeasurement of transactions in other currencies into an entity's functional currency. Foreign currency gains and losses are included as a component of Other income and (expense) in our Consolidated Income Statements. From time-to-time, we may elect to enter into foreign exchange derivative contracts to reduce these variations in our Consolidated Income Statements.
When an entity's functional currency is different than the reporting currency of its parent, foreign currency translation adjustments may occur. Foreign currency translation adjustments are included as a component of Other comprehensive income/(loss) in our Consolidated Statements of Comprehensive Loss and as a component of Equity in our Consolidated Balance Sheets.
We have taken measures to mitigate the impact of foreign currency fluctuations. We have organized our European business so that portfolio ownership and collections generally occur within the same entity. Additionally, our European and UK credit facilities are multi-currency facilities, allowing us to better match funding and portfolio acquisitions by currency. In the event adjustments are required to our liability composition by currency, we may, from time-to-time, execute re-balancing foreign exchange contracts to more closely align funding and portfolio acquisitions by currency. We also actively monitor the value of our finance receivables by currency.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PRA Group, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PRA Group, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated income statements, statements of comprehensive loss, statements of changes in equity and statements of cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
As of December 31, 2025, the balance of the Company’s Finance Receivables, net was $4.7 billion, and the changes in expected future recoveries for the year ended December 31, 2025 was $55.8 million as disclosed in Note 2. As more fully described in Note 1 and Note 2 to the consolidated financial statements, the Company accounts for Finance Receivables, net, under the guidance of ASC Topic 326 “Financial Instruments – Credit Losses” in the Consolidated Balance Sheets by calculating an estimate of remaining collections (ERC) for each pool of receivables and applying a discounted cash flow methodology. Subsequent changes (favorable and unfavorable) in the expected cash flows are recognized within Changes in expected recoveries in the Consolidated Income Statements by recording the present value of those changes in ERC at the effective interest rates of the respective pools. Management’s estimate of ERC is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the timing and amount of expected cash flows. Development of the Company’s forecasts rely on both quantitative and qualitative factors. Qualitative factors can include both external and internal information and consider management’s view on available facts and circumstances at each reporting period.

Auditing the qualitative factors used by management in their forecast of ERC required complex auditor judgment due to the subjectivity in assumptions related to changes in recent collection trends, changes in operational activities, and the influence that external factors will have on the amount and timing of ERC.
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
With the assistance of our internal specialists, we evaluated whether management’s methods for estimating expected recoveries were in compliance with U.S. generally accepted accounting principles. We tested management’s measurement of ERC by reconciling collections data used in the estimation process to source, reperforming calculations, evaluating the reasonableness of qualitative adjustments, comparing the current estimate to prior periods and historical trends, and reviewing external evidence, including economic, peer, and industry data, among other procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Richmond, Virginia
March 2, 2026

PRA Group, Inc.
Consolidated Balance Sheets
December 31, 2025 and 2024
(in thousands)

	2025	2024
ASSETS
Cash and cash equivalents	$104,409	$105,938
Investments	66,628	66,304
Finance receivables, net	4,688,024	4,140,742
Income taxes receivable	17,702	19,559
Deferred tax assets, net	76,955	75,134
Right-of-use assets	29,206	32,173
Property and equipment, net	24,886	29,498
Goodwill	26,871	396,357
Prepaid expenses and other assets	68,641	65,450
Total assets	$5,103,322	$4,931,155
LIABILITIES AND EQUITY
Liabilities
Accrued expenses and accounts payable	$131,812	$141,211
Income taxes payable	29,845	28,584
Deferred tax liabilities, net	17,064	16,813
Lease liabilities	32,160	36,437
Interest-bearing deposits	106,148	163,406
Borrowings	3,697,338	3,326,621
Other liabilities	48,990	24,476
Total liabilities	4,063,357	3,737,548
Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 38,453 shares issued and outstanding as of December 31, 2025; 100,000 shares authorized, 39,510 shares issued and outstanding as of December 31, 2024	385	395
Additional paid-in capital	11,474	17,882
Retained earnings	1,255,007	1,560,149
Accumulated other comprehensive loss	(287,015)	(443,394)
Total stockholders' equity - PRA Group, Inc.	979,851	1,135,032
Noncontrolling interests	60,114	58,575
Total equity	1,039,965	1,193,607
Total liabilities and equity	$5,103,322	$4,931,155
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the years ended December 31, 2025, 2024 and 2023
(in thousands, except per share amounts)

	2025	2024	2023
Revenues
Portfolio income	$1,013,271	$857,188	$757,128
Changes in expected recoveries	176,451	240,868	29,134
Total portfolio revenue	1,189,722	1,098,056	786,262
Other revenue	12,115	16,468	16,292
Total revenues	1,201,837	1,114,524	802,554

Operating expenses
Compensation and benefits	296,665	298,903	288,778
Legal collection costs	161,647	124,782	89,131
Legal collection fees	64,319	56,623	38,072
Agency fees	92,424	83,334	74,699
Professional and outside services	84,389	83,218	82,619
Communication	36,704	43,433	40,430
Rent and occupancy	14,517	16,929	17,319
Depreciation, amortization and impairment of long-lived assets	10,439	10,792	18,615
Goodwill impairment	412,611	—	—
Other operating expenses	58,395	56,778	52,399
Total operating expenses	1,232,110	774,792	702,062
Income/(loss) from operations	(30,273)	339,732	100,492
Other income/(expense)
Interest expense, net	(251,788)	(229,267)	(181,724)
Gain on sale of equity method investment	38,403	—	—
Foreign exchange gain/(loss), net	755	(9)	289
Other expense	(336)	(851)	(1,944)
Income/(loss) before income taxes	(243,239)	109,605	(82,887)
Income tax expense/(benefit)	46,735	21,032	(16,133)
Net income/(loss)	(289,974)	88,573	(66,754)
Net income attributable to noncontrolling interests	15,168	17,972	16,723
Net income/(loss) attributable to PRA Group, Inc.	$(305,142)	$70,601	$(83,477)

Net income/(loss) per common share attributable to PRA Group, Inc.
Basic	$(7.79)	$1.79	$(2.13)
Diluted	$(7.79)	$1.79	$(2.13)
Weighted average number of shares outstanding
Basic	39,173	39,382	39,177
Diluted	39,173	39,542	39,177
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Loss
For the years ended December 31, 2025, 2024 and 2023
(in thousands)

	2025	2024	2023
Net income/(loss)	$(289,974)	$88,573	$(66,754)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	171,587	(123,919)	45,524
Cash flow hedges	(7,842)	(4,486)	(21,207)
Debt securities available-for-sale	(79)	140	302
Other comprehensive income/(loss)	163,666	(128,265)	24,619
Total comprehensive loss	(126,308)	(39,692)	(42,135)
Comprehensive income attributable to noncontrolling interests	22,455	3,202	23,315
Comprehensive loss attributable to PRA Group, Inc.	$(148,763)	$(42,894)	$(65,450)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the years ended December 31, 2025, 2024 and 2023
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	38,980	$390	$2,172	$1,573,025	$(347,926)	$59,089	$1,286,750
Net income/(loss)	—	—	—	(83,477)	—	16,723	(66,754)
Other comprehensive income, net of tax	—	—	—	—	18,027	6,592	24,619
Distributions to noncontrolling interests	—	—	—	—	—	(10,140)	(10,140)
Vesting of restricted stock	267	2	(2)	—	—	—	—
Share-based compensation expense	—	—	11,095	—	—	—	11,095
Employee stock relinquished for payment of taxes	—	—	(6,194)	—	—	—	(6,194)
Balance as of December 31, 2023	39,247	$392	$7,071	$1,489,548	$(329,899)	$72,264	$1,239,376
Net income	—	—	—	70,601	—	17,972	88,573
Other comprehensive loss, net of tax	—	—	—	—	(113,495)	(14,770)	(128,265)
Distributions to noncontrolling interests	—	—	—	—	—	(19,287)	(19,287)
Contributions from noncontrolling interests	—	—	—	—	—	2,396	2,396
Vesting of restricted stock	263	3	(3)	—	—	—	—
Share-based compensation expense	—	—	13,470	—	—	—	13,470
Employee stock relinquished for payment of taxes	—	—	(2,656)	—	—	—	(2,656)
Balance as of December 31, 2024	39,510	$395	$17,882	$1,560,149	$(443,394)	$58,575	$1,193,607
Net income/(loss)	—	—	—	(305,142)	—	15,168	(289,974)
Other comprehensive income, net of tax	—	—	—	—	156,379	7,287	163,666
Distributions to noncontrolling interests	—	—	—	—	—	(25,132)	(25,132)
Contributions from noncontrolling interests	—	—	—	—	—	4,216	4,216
Vesting of restricted stock	244	3	(3)	—	—	—	—
Repurchase and cancellation of common stock	(1,301)	(13)	(19,987)	—	—	—	(20,000)
Share-based compensation expense	—	—	15,911	—	—	—	15,911
Employee stock relinquished for payment of taxes	—	—	(2,329)	—	—	—	(2,329)
Balance as of December 31, 2025	38,453	$385	$11,474	$1,255,007	$(287,015)	$60,114	$1,039,965
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2025, 2024 and 2023
(in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(289,974)	$88,573	$(66,754)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation	15,911	13,470	11,095
Depreciation, amortization and impairment of long-lived assets	10,439	10,792	18,615
Goodwill impairment	412,611	—	—
Gain on sale of equity method investment	(38,403)	—	—
Amortization of debt premium and issuance costs	7,935	10,567	9,223
Changes in expected recoveries	(176,451)	(240,868)	(29,134)
Deferred income taxes	6,389	(2,138)	(35,942)
Net unrealized foreign currency transaction (gain)/loss	(13,084)	5,200	(16,552)
Other	279	(1,593)	(1,534)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(17,814)	(9,544)	(1,835)
Accrued expenses, accounts payable and other liabilities	(3,379)	30,947	15,283
Net cash used in operating activities	(85,541)	(94,594)	(97,535)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(4,821)	(4,045)	(2,887)
Purchases of nonperforming loan portfolios	(1,203,740)	(1,407,067)	(1,160,289)
Recoveries collected and applied to Finance receivables, net	1,099,148	1,027,896	917,025
Purchases of investments	(57,898)	(57,384)	(60,057)
Proceeds from sales and maturities of investments	107,374	58,130	71,348
Net cash used in investing activities	(59,937)	(382,470)	(234,860)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	1,203,549	1,901,645	814,630
Principal payments on lines of credit	(1,291,725)	(1,720,836)	(480,100)
Proceeds from long-term debt	—	472,611	—
Principal payments on long-term debt	(10,000)	(445,000)	(7,500)
Proceeds from issuance of senior notes	351,990	555,438	400,000
Retirement and repurchase of senior notes	—	(298,000)	(348,657)
Payment of debt origination costs and fees	(6,406)	(15,323)	(5,323)
Repurchase of common stock	(20,000)	—	—
Tax withholdings related to share-based payments	(2,329)	(2,655)	(6,194)
Distributions to noncontrolling interests	(25,132)	(19,287)	(10,140)
Contributions from noncontrolling interests	4,216	2,396	—
Net increase/(decrease) in interest-bearing deposits	(88,193)	59,848	(1,416)
Net cash provided by financing activities	115,970	490,837	355,300
Effect of foreign exchange rates	30,720	(20,034)	6,029
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,212	(6,261)	28,934
Cash, cash equivalents and restricted cash, beginning of period	107,431	113,692	84,758
Cash, cash equivalents and restricted cash, end of period	$108,643	$107,431	$113,692
Supplemental disclosure of cash flow information
Cash paid for interest	$259,061	$224,099	$138,305
Cash paid for income taxes	38,528	5,222	25,544
Reconciliation to Balance Sheet accounts
Cash and cash equivalents	$104,409	$105,938	$112,528
Restricted cash included in Prepaid expenses and other assets	4,234	1,493	1,164
Cash, cash equivalents and restricted cash	$108,643	$107,431	$113,692

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
As used herein, the terms "PRA Group," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
Basis of presentation
PRA Group, Inc., a Delaware corporation headquartered in Norfolk, Virginia, is a global financial services company whose main business is the purchase, collection and management of nonperforming loan portfolios.
The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of PRA Group and its majority-owned subsidiaries. Noncontrolling interests represent the portion of net income and equity attributable to third-party owners of consolidated subsidiaries that are not wholly-owned by the Company. All significant intercompany accounts and transactions have been eliminated. Investments in companies in which the Company has significant influence over operating and financing decisions, but does not own a majority of the voting equity interests, are accounted for in accordance with the equity method of accounting, which requires the Company to recognize its proportionate share of the entity’s net earnings.
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
Use of estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ materially from those estimates making it reasonably possible that a change in these estimates could occur within one year.
Significant estimates made by management include those related to the timing and amount of future cash collections on the Company's finance receivables portfolios; determination of fair value of a reporting unit as part of testing goodwill for impairment; and interpretation of the tax laws required to calculate the Company's income tax-related balances, including evaluations of uncertain tax positions and the realizability of deferred tax assets.
Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash and included in Prepaid expenses and other assets in the Company's Consolidated Balance Sheets.
Investments
Debt securities
The Company's investments in debt securities are classified as available-for-sale and carried at fair value. Fair value is determined using quoted market prices. Unrealized gains and losses are included in comprehensive income and reported in stockholders' equity. A debt security is impaired when there has been a decline in fair value below the amortized cost. The Company recognizes an impairment if: (1) it has the intent to sell the security; (2) it is more-likely-than-not that it will be required to sell the security before recovery of the amortized cost; or (3) it does not expect to recover the entire amortized cost of the security. The Company uses the specific identification method to determine realized gains and losses on available-for-sale securities, which are included in Other income/(expense) in the Consolidated Income Statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Private equity funds
The Company's investments in private equity funds represent limited partnerships in which the Company has less than a 1.0% interest. The fair value of these funds is measured in accordance with the net asset value per share practical expedient.
Equity method investment
Equity investments that are not consolidated over which the Company exercises significant influence are accounted for as equity method investments. Under the equity method of accounting, the Company’s share of the earnings or losses of the investee company is reflected in Other revenue in the Consolidated Income Statements. The carrying value of the Company's equity method investee is reflected in Investments in the Consolidated Balance Sheets.
Receivables portfolios
Credit quality and investments in receivables
The Company purchases portfolios of accounts that have experienced significant deterioration of credit quality since their origination. The Company accounts for these financial assets under the guidance for purchased credit deteriorated ("PCD") assets. Under the PCD accounting model, the purchased assets are recognized at face value, with an offsetting allowance and noncredit discount allocated to the accounts purchased, with the initial allowance added to the purchase price rather than recorded as credit loss expense.
Since each account is significantly delinquent and deemed uncollectible, immediately after purchase, the Company's policy is to write-off the amortized cost basis of each account. The Company then records a negative allowance for expected recoveries, which represents the present value of expected recoveries for pools of receivables that share similar risk characteristics, and ultimately equals the price paid for the portfolios. The negative allowance is recorded as an asset measured at amortized cost and presented as Finance receivables, net in the Consolidated Balance Sheets at the net present value of expected collections.
Portfolio segments
The Company’s nonperforming loan portfolio is comprised of Core and Insolvency portfolios. The Core portfolio contains accounts that are in default and that were purchased at a substantial discount to face value because the credit originator and/or other third-party collection agencies have been unsuccessful in collecting the full balance owed. The Insolvency portfolio contains accounts that are in default and that were purchased at a substantial discount to face value in which the customer is involved in a bankruptcy or insolvency proceeding. Both portfolio types contain large numbers of homogeneous receivables with similar risk characteristics.
Account pools
The Company aggregates the accounts purchased into static pools based on similar risk characteristics, which include the portfolio segment and geographic region. Pools are aggregated over the course of a year and a blended effective interest rate ("EIR") is calculated based on additional purchases and updated recovery estimates through the end of that year. Once a year has ended, the effective interest rate for a pool is fixed.
Portfolio revenue
The negative allowance is calculated by applying discounted cash flow methodologies to estimated remaining collections (“ERC”). Revenue is recognized for each static pool over the estimated economic life of the pool and includes two components:
1.Portfolio income, which includes the accretion of the discount on the negative allowance due to the passage of time (portfolio balance multiplied by the EIR).
2.Changes in expected recoveries, which include:
•Recoveries collected above or below forecast, which is the difference between (i) actual recoveries during the current period and (ii) expected recoveries for the current period, which generally represent over- or underperformance for the period; and
•Changes in expected future recoveries, which represent the change in present value of expected future recoveries at the constant pool-specific EIR, generally resulting from (i) changes in the timing of collections (amounts expected to be collected earlier or later) and (ii) changes to the total amount of expected future

PRA Group, Inc.
Notes to Consolidated Financial Statements
recoveries (which can be increases or decreases). Amounts included in estimated recoveries will not exceed the aggregate amount of amortized cost basis previously written-off or expected to be written-off.
The measurement of expected recoveries is based on relevant information about past events, current conditions and reasonable and supportable forecasts that affect the expected timing and amount of those recoveries, including both quantitative and qualitative factors. External factors that may have an impact on the collectability and overall profitability of acquired portfolios of nonperforming loans include new laws or regulations relating to collections, new interpretations of existing laws or regulations and the overall condition of the economy. Internal factors include revisions to operational scoring and modeling estimates, operational activities and the expected impact of operational initiatives.
Fee income
The Company recognizes revenue from its class action claims recovery services when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the amount is fixed or determinable and collectability is reasonably assured. Fee income is presented within Other revenue in the Consolidated Income Statements.
Derivatives
On the date the Company enters into a derivative contract, it categorizes the derivative as either a cash flow hedge or an economic hedge. All derivative financial instruments are presented in Prepaid expenses and other assets and Other liabilities in the Consolidated Balance Sheets at fair value. Cash flows from the settlement of derivatives, whether categorized as cash flow hedges or economic hedges, are reflected in the Consolidated Statements of Cash Flows in the same categories as the cash flows of the hedged exposure.
As part of its use of derivatives, the Company enters into netting agreements, including International Swap Dealers Association Agreements, which, in general, provide for the offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The agreements also provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to not offset these positions and to report derivative asset and liability positions on a gross basis in the accompanying Consolidated Balance Sheets.
The Company does not enter into or hold derivatives for trading or speculative purposes, nor does it utilize derivative financial instruments with a level of complexity or with a risk greater than the exposure to be managed.
Cash flow hedges
The Company's cash flow hedges represent hedges of the variability in cash flows under the Company's floating rate debt. At inception, the Company formally documents the relationship between the hedging instrument and hedged item, the risk management objective and the manner in which effectiveness will be assessed. The Company assesses, both at inception and at each reporting period thereafter, whether the derivative financial instrument is effective in offsetting changes in cash flows of the hedged item. The Company discontinues the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in cash flows of the hedged item; (2) the derivative instrument expires, is sold, terminated or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate.
Under the cash flow hedge accounting model, changes in the fair value of derivatives are reported in equity as a component of Accumulated other comprehensive loss. Amounts in Accumulated other comprehensive loss are reclassified to earnings when the related hedged item affects earnings or the anticipated transaction is no longer probable.
Economic hedges
Economic hedges represent derivatives used to manage foreign currency remeasurement exposure related to certain balances denominated in currencies other than the functional currency of the Company or its international subsidiaries. Changes in the fair values of these derivatives are reported in earnings.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Fair value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company categorizes fair value measurements of financial instruments based on a three-level hierarchy, as follows:
•Level 1: Quoted prices in active markets for identical assets and liabilities.
•Level 2: Observable inputs other than Level 1 quoted prices, such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.
•Level 3: Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
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

Category	Estimated Useful Life
Software and computer equipment	Three to five years
Furniture and fixtures	10 Years
Equipment	Five years
Leasehold improvements	Remaining term of the lease
Building improvements	10 to 39 years
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
Prepaid expenses and other assets
Prepaid expenses and other assets consist primarily of receivables due from third parties, prepaid obligations such as software subscription and maintenance agreements, deferred debt issuance costs associated with credit facility borrowings, derivative assets and restricted cash.
Income taxes
The provision for income taxes is estimated using the asset and liability method under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled. A valuation allowance for deferred tax assets is recorded and charged to earnings if it is determined that it is more-likely-than-not that the deferred tax asset will not be realized. The need for a valuation allowance is determined on a jurisdiction-by-jurisdiction basis.
The Company recognizes the financial statement benefit of an uncertain tax position if it is more-likely-than-not to be sustained based on the technical merits in the event of a challenge by the relevant taxing authorities. The amount of benefit

PRA Group, Inc.
Notes to Consolidated Financial Statements
recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense when the more-likely-than-not standard is not met. The Company exercises significant judgment in making these determinations.
Borrowings
The Company's borrowings are carried at amortized cost. Debt origination costs and fees and debt premiums or discounts are deferred and amortized over the expected lives of the respective borrowings considering maturity dates and, if applicable, redemption rights held by others. Deferred debt issuance costs on senior notes are recorded as a reduction to Borrowings in the Consolidated Balance Sheets. Deferred debt issuance costs associated with credit facility borrowings are recorded in Prepaid expenses and other assets in the Consolidated Balance Sheets. Amortization of the issuance costs is reported as interest expense. Unamortized costs associated with redemptions of debt securities prior to stated maturity dates are generally recognized and recorded in interest expense immediately.
Leases
The Company recognizes a liability for future lease payments and a right-of-use ("ROU") asset, representing its right to use the underlying asset for the lease term, in the Consolidated Balance Sheets. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The Company has elected not to apply the lease recognition requirements to short-term leases. Since most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments. Exercise of lease renewal options is typically at the Company's sole discretion. Renewal periods are included in ROU assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal option and/or not exercising the termination option. The Company's lease agreements do not contain any material residual value guarantees or restrictive covenants.
Share-based compensation
Compensation expense associated with share equity awards is presented in Compensation and benefits in the Consolidated Income Statements. Share-based awards are measured at fair value on the grant date. The Company has certain share-based awards that include market conditions that affect the value upon vesting. Compensation cost is not adjusted even if a market condition is not met provided the requisite service is rendered. The fair value of these shares is estimated using a lattice model. The Company estimates a forfeiture rate for most equity share grants based on historical experience. Time-based equity share awards generally vest between one and three years from the grant date and are expensed on a straight-line basis over the vesting period. Equity share awards that contain a performance metric are expensed over the requisite service period, which is generally three years, in accordance with the performance level achieved in each reporting period.
Earnings per share
Basic earnings per share ("EPS") is computed by dividing net income/(loss) available to common stockholders of PRA Group, Inc. by weighted average common shares outstanding. Diluted EPS is calculated using the same components as basic EPS, with the denominator adjusted for the dilutive effect of nonvested share awards based on the treasury stock method, which assumes any proceeds that could be obtained upon the vesting of nonvested shares would be used to purchase common shares at the average market price for the period. Dilution is not considered when a net loss is reported.
Loss contingencies
The Company is subject to legal proceedings, lawsuits and other claims. The Company recognizes a liability for a loss contingency when it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company expenses the related legal costs as they are incurred.
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires enhanced annual disclosures with respect to the rate reconciliation and income taxes paid information. The Company adopted this ASU for the year ended December 31, 2025, on a prospective basis. Refer to Note 14 for additional information.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). Subsequently, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements and the related disclosures; however, it does not expect there will be a material impact upon adoption.
In November 2025, the FASB issued ASU 2025-08, "Financial Instruments – Credit Losses (Topic 326): Purchased Loans” ("ASU 2025-08"), under which loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. This ASU is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company currently applies the PCD accounting model to the loans it acquires and is evaluating the impact this ASU could have on its Consolidated Financial Statements; however, it does not expect there will be a material impact upon adoption.
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" ("ASU 2025-09"), which enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: (1) similar risk assessment for cash flow hedges; (2) hedging forecasted interest payments on choose-your-rate debt instruments; (3) cash flow hedges of nonfinancial forecasted transactions; (4) net written options as hedging instruments; and (5) foreign currency denominated debt instrument as hedging instrument and hedged item (dual hedge). This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements.
All other recently issued accounting pronouncements not yet adopted have been deemed either immaterial or not applicable.
2. Finance Receivables, net
Finance receivables, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,688,024	4,140,742
Balance as of end of year	$4,688,024	$4,140,742
Changes in Finance receivables, net by portfolio type for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of year	$3,809,723	$331,019	$4,140,742	$3,295,214	$361,384	$3,656,598
Initial negative allowance for expected recoveries on portfolio purchases (1)	1,128,108	80,392	1,208,500	1,295,467	112,367	1,407,834
Recoveries collected and applied to Finance receivables, net (2)	(962,281)	(136,867)	(1,099,148)	(871,528)	(156,368)	(1,027,896)
Changes in expected recoveries (3)	157,813	18,638	176,451	223,177	17,691	240,868
Foreign currency translation adjustment	249,838	11,641	261,479	(132,607)	(4,055)	(136,662)
Balance as of end of year	$4,383,201	$304,823	$4,688,024	$3,809,723	$331,019	$4,140,742

PRA Group, Inc.
Notes to Consolidated Financial Statements
(1) Initial negative allowance for expected recoveries on portfolio purchases
The initial negative allowance for expected recoveries on purchases made during the years ended December 31, 2025 and 2024 was as follows (in thousands):

	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(5,773,745)	$(367,538)	$(6,141,283)	$(8,217,658)	$(399,396)	$(8,617,054)
Writeoffs, net	5,773,745	367,538	6,141,283	8,217,658	399,396	8,617,054
Expected recoveries	1,128,108	80,392	1,208,500	1,295,467	112,367	1,407,834
Initial negative allowance for expected recoveries on portfolio purchases	$1,128,108	$80,392	$1,208,500	$1,295,467	$112,367	$1,407,834
The purchase price for purchases made during the years ended December 31, 2025 and 2024 was as follows (in thousands):

	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$8,037,054	$492,404	$8,529,458	$10,789,514	$565,928	$11,355,442
Noncredit discount	(1,135,201)	(44,474)	(1,179,675)	(1,276,389)	(54,165)	(1,330,554)
Allowance for credit losses at acquisition	(5,773,745)	(367,538)	(6,141,283)	(8,217,658)	(399,396)	(8,617,054)
Purchase price	$1,128,108	$80,392	$1,208,500	$1,295,467	$112,367	$1,407,834
(2) Recoveries collected and applied to Finance receivables, net
Recoveries collected and applied to Finance receivables, net for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$1,929,068	$183,351	$2,112,419	$1,681,453	$203,631	$1,885,084
Amounts reclassified to Portfolio income (b)	(966,787)	(46,484)	(1,013,271)	(809,925)	(47,263)	(857,188)
Recoveries collected and applied to Finance receivables, net	$962,281	$136,867	$1,099,148	$871,528	$156,368	$1,027,896
(a)Includes cash collections, buybacks and other cash-based adjustments.
(b)Reclassifications from Finance receivables, net to Portfolio income based on the effective interest rate of the underlying account pools.
(3) Changes in expected recoveries
Changes in expected recoveries for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025			2024
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$102,407	$18,289	$120,696	$138,476	$17,659	$156,135
Changes in expected future recoveries	55,406	349	55,755	84,701	32	84,733
Changes in expected recoveries	$157,813	$18,638	$176,451	$223,177	$17,691	$240,868
Changes in expected recoveries for the year ended December 31, 2025 were $176.5 million, which included $120.7 million in recoveries collected in excess of forecast due primarily to collections performance in Europe and the U.S., and changes in expected future recoveries of $55.8 million. In Europe, changes in expected future recoveries were $46.3 million, mainly reflecting increased expectations on certain Polish, Austrian, Italian and UK pools based on the recent collections overperformance of those pools. In the U.S., changes in expected future recoveries were $5.2 million, mainly reflecting increased expectations on the 2024 pool, driven largely by higher legal collection expectations, and the 2017-2020 Core pools. These increases were partially offset by reduced expectations on the 2021-2023 Core pools.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in expected recoveries for the year ended December 31, 2024 were $240.9 million, which included $156.1 million in recoveries collected in excess of forecast due to collections performance in both Europe and the U.S. Changes in expected future recoveries for the year ended December 31, 2024 were $84.7 million, largely due to the impact of increases to the Company's collections forecasts on its pre-2021 U.S. Core pools and certain pools in Europe. These increases were partially offset by the impact of timing-related adjustments on the more recent U.S. Core pools and decreased forecasts and timing-related adjustments on certain other pools in Europe.
3. Investments
Investments consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Debt securities
Available-for-sale	$64,934	$55,762
Equity securities
Private equity funds	1,694	1,848
Equity method investment	—	8,694
Total investments	$66,628	$66,304
Debt securities
As of December 31, 2025, the Company's debt securities consisted of Swedish treasury securities maturing within one year. As of December 31, 2025 and 2024, the amortized cost and fair value of these investments were as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Debt securities	$64,825	$109	$64,934
	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Debt securities	$55,556	$206	$55,762
Equity method investment
In April 2025, the Company sold its 11.7% interest in RCB Investimentos S.A., a servicing company for nonperforming loans in Brazil, resulting in a gain of $38.4 million in the Consolidated Income Statement for the year ended December 31, 2025.

PRA Group, Inc.
Notes to Consolidated Financial Statements
4. Goodwill
Changes in goodwill for the years ended December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Balance as of beginning of year
Goodwill	$396,357	$431,564
Accumulated impairment loss	—	—
	396,357	431,564
Activity during the year
Goodwill impairment	(412,611)	—
Foreign currency translation	43,125	(35,207)
Net change in goodwill	(369,486)	(35,207)

Balance as of end of year
Goodwill	439,482	396,357
Accumulated impairment loss	(412,611)	—
Balance as of end of year	$26,871	$396,357
The Company performs an annual impairment test of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist. As part of the Company’s September 30, 2025 interim impairment assessment, based on a sustained decrease in its stock price and market capitalization, the Company determined there to be an indicator of potential goodwill impairment in its Debt Buying and Collection (“DBC”) reporting unit. As a result, the Company performed a quantitative impairment test using the income approach and also compared the estimated fair value of the reporting unit to the Company’s market capitalization.
The Company estimated the fair value of the DBC reporting unit based on the present value of estimated future cash flows and a residual terminal value. Forecasted financial results were developed considering several inputs and assumptions, including portfolio purchasing volume, purchase price multiples, ERC growth rate, terminal value and operating expenses. Based on the quantitative impairment test performed, driven in large part by the comparison of estimated fair value to market capitalization and the impact on fair value of a decrease in the terminal value assumption and an increase in the discount rate assumption since the most recent annual impairment test, the Company determined that the goodwill in its DBC reporting unit was fully impaired. This resulted in a goodwill impairment charge of $412.6 million in the Consolidated Income Statement for the year ended December 31, 2025.
As of December 31, 2025, the remaining goodwill balance of $26.9 million was related to the Company's class action claims recoveries reporting unit.
5. Leases
The Company's operating lease portfolio is comprised mainly of corporate offices and call centers with remaining lease terms ranging from one to seven years. Some of the leases include extension and/or termination options in accordance with specified notice periods. The longest period recognized by the Company under a renewal option was five years. The components of lease expense for the years ended December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Operating lease expense	$8,359	$10,126
Short-term lease expense	2,215	2,318
Sublease income	—	(7)
Total lease expense	$10,574	$12,437

PRA Group, Inc.
Notes to Consolidated Financial Statements
Supplemental cash flow information and non-cash activity related to leases for the years ended December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$9,771	$10,533

ROU assets obtained in exchange for operating lease obligations (1)	3,176	(5,132)
(1)Includes the impact of new leases as well as remeasurements and modifications of existing leases.
Lease term and discount rate information related to operating leases were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	5.5	6.6

Weighted-average discount rate	4.8%	4.7%
Maturities of lease liabilities as of December 31, 2025, were as follows for the years ending December 31, (in thousands):

Operating Lease Payments
2026	$7,703
2027	6,318
2028	6,223
2029	5,861
2030	4,902
Thereafter	5,541
Total lease payments	36,548
Imputed interest	(4,388)
Present value of lease liabilities	$32,160
6. Property and Equipment, net
Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Software	$71,390	$66,515
Building and improvements	19,678	19,637
Computer equipment	17,755	18,165
Leasehold improvements	16,239	18,076
Furniture and fixtures	11,105	14,422
Equipment	9,668	10,032
Land	1,407	1,407
Accumulated depreciation and impairment	(124,358)	(119,604)
Assets in process	2,002	848
Property and equipment, net	$24,886	$29,498
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $8.8 million, $10.6 million and $13.1 million, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
7. Borrowings
Borrowings consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
North American revolving credit facility	$520,736	$519,519
North American term loan	460,111	470,111
United Kingdom revolving credit facility	499,848	494,185
European revolving credit facility	577,335	555,726
Colombian revolving credit facility	2,611	—
Credit facility borrowings	2,060,641	2,039,541
2028 senior notes	398,000	398,000
2029 senior notes	350,000	350,000
2030 senior notes	550,000	550,000
2032 senior notes	352,350	—
Senior notes	1,650,350	1,298,000
Credit facility borrowings and senior notes	3,710,991	3,337,541
Unamortized debt premium and issuance costs, net	(13,653)	(10,920)
Total borrowings	$3,697,338	$3,326,621
The following principal payments are due on the Company's borrowings as of December 31, 2025, for the years ending December 31, (in thousands):

Principal Payments on Borrowings
2026	$10,000
2027	587,335
2028	410,611
2029	1,800,695
2030	550,000
Thereafter	352,350
Total	$3,710,991
The Company was in compliance with the covenants contained in its financing arrangements as of December 31, 2025.
North American revolving credit facility and term loan
The North American revolving credit facility and term loan include an aggregate principal amount of $1.5 billion (subject to compliance with a borrowing base and applicable debt covenants), which consists of (i) a fully-funded $460.1 million term loan, (ii) a $950.0 million domestic revolving credit facility, and (iii) a $125.0 million Canadian revolving credit facility. The facility includes an accordion feature allowing for up to $500.0 million in potential additional commitments, subject to certain conditions, and also provides for up to $25.0 million of letters of credit and a $25.0 million swingline loan sub-limit that would reduce the amounts available for borrowing. The term and revolving loans accrue interest, at the option of the Company, at either the base rate, Canadian prime pate, Canadian Overnight Repo Rate Average ("CORRA") or Secured Overnight Financing Rate ("SOFR"), for the applicable term. All borrowings incur an additional facility margin of 2.25%, or 2.00% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0. The revolving loans within the credit facilities are subject to a 0% floor, or, for Canadian prime rate loans, a 1.00% floor. The revolving credit facilities also bear an unused line fee of 0.35% per annum, or 0.30% if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0, payable quarterly in arrears. The facility matures on October 28, 2029, and as of December 31, 2025, total availability was $554.3 million, comprised of $383.0 million based on current ERC and subject to debt covenants, and $171.3 million of additional availability subject to borrowing base and debt covenants, including advance rates.
Borrowings under the facility are guaranteed by the Company's U.S. and Canadian subsidiaries (provided that the Canadian subsidiaries only guarantee borrowings under the Canadian revolving credit facility) and are secured by a first priority

PRA Group, Inc.
Notes to Consolidated Financial Statements
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
As of December 31, 2025 and 2024, the outstanding balance and weighted average interest rate by type of borrowing under the facility were as follows (dollar amounts in thousands):

	December 31, 2025		December 31, 2024
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Revolving credit facility	$520,736	5.81%	$519,519	6.48%
Term loan	460,111	5.91	470,111	6.55
United Kingdom ("UK") revolving credit facility
The UK revolving credit facility consists of a $725.0 million revolving credit facility (subject to a borrowing base), and an accordion feature for up to $200.0 million in additional commitments, subject to certain conditions. Borrowings, which are available in U.S. dollars, euro and pounds sterling, accrue interest for the applicable term at either the base rate, SOFR, Sterling Overnight Index Average ("SONIA") or, in the case of euro borrowings, the Euro Interbank Offered Rate ("Euribor") plus an applicable margin of 2.75% per annum or, if the consolidated senior secured leverage ratio is less than or equal to 1.60 to 1.0, an applicable margin of 2.50% per annum. SONIA borrowings carry an additional 0.10% credit adjustment spread, while SOFR and Euribor borrowings carry no additional spread. The facility also has a commitment fee of 0.30% per annum, payable quarterly in arrears. If the consolidated senior secured leverage ratio is greater than 1.60 to 1.0, the commitment fee increases to 0.35% per annum. The facility matures on October 30, 2029, and as of December 31, 2025, total availability was $225.2 million, comprised of $122.1 million based on current ERC and subject to debt covenants, and $103.0 million of additional availability subject to borrowing base and debt covenants, including advance rates.
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
As of December 31, 2025 and 2024, the outstanding balance and weighted average interest rate under the facility were as follows (dollar amounts in thousands):

	December 31, 2025		December 31, 2024
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Revolving credit facility	$499,848	6.59%	$494,185	7.57%
European revolving credit facility
The European revolving credit facility provides revolving borrowings for an aggregate amount of approximately €730.0 million (subject to the borrowing base) and an uncommitted accordion feature for up to €500.0 million, subject to certain conditions. Borrowings, which are available in euro, Norwegian krone, Danish krone, Swedish krona and Polish zloty, accrue interest at the Interbank Offered Rate plus 2.80% - 3.80% (as determined by the estimated remaining collections ratio

PRA Group, Inc.
Notes to Consolidated Financial Statements
("ERC Ratio") as defined in the agreement), bear an unused line fee, currently 1.120% per annum, or 35% of the margin, are subject to a 0% floor, and are payable monthly in arrears. Additionally, the Company has a separate agreement for an overdraft facility in the aggregate amount of $40.0 million (subject to the borrowing base), which accrues interest (per currency) at rates that can change daily, and bears a facility line fee of 0.125% per quarter, payable quarterly in arrears. The facility matures on November 23, 2027, and as of December 31, 2025, total availability (including the overdraft) was $320.1 million, comprised of $320.1 million based on current ERC and subject to debt covenants, and no additional availability.
The facility is secured by a first perfected security interest in all of the equity interests in certain operating subsidiaries of the named borrowers under the facility, certain intercompany loans and certain shareholder loans extended by the Company to those borrowers. Further, the Company guarantees all obligations and liabilities under the facility. The facility contains event of default and restrictive covenants, including the following:
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
As of December 31, 2025 and 2024, the outstanding balance and weighted average interest rate under the facility were as follows (dollar amounts in thousands):

	December 31, 2025		December 31, 2024
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
Revolving credit facility	$577,335	6.39%	$555,726	7.68%
2032 senior notes
On September 30, 2025, the Company completed the private offering of €300.0 million ($352.4 million) in aggregate principal amount of its 6.250% senior notes due September 30, 2032 through its wholly-owned subsidiary, PRA Group Europe Holding II S.à r.l. ("Issuer"). The notes are senior unsecured obligations of the Issuer and are guaranteed on a senior unsecured basis by the Company and all of the Company's existing and future domestic restricted subsidiaries that guarantee the North American revolving credit facility, subject to certain exceptions. Interest on the notes is payable semi-annually, in arrears, on March 31 and September 30 of each year.
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
In addition, on or after September 30, 2028, the Issuer may redeem the notes, in whole or in part, at a price equal to 103.125% of the aggregate principal amount of the notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning September 30 of each year to 101.5625% for 2029 and then 100% for 2030 and thereafter.
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
2030 senior notes
On May 20, 2024, the Company completed the private offering of $400.0 million in aggregate principal amount of its 8.875% senior notes due January 31, 2030. The notes are senior unsecured obligations of the Company and are guaranteed on a senior unsecured basis by all of the Company's existing and future domestic restricted subsidiaries that guarantee the North

PRA Group, Inc.
Notes to Consolidated Financial Statements
American revolving credit facility, subject to certain exceptions. Interest on the notes is payable semi-annually, in arrears, on January 31 and July 31 of each year.
On November 25, 2024, the Company completed the private offering of an additional $150.0 million in aggregate principal amount of 2030 senior notes at a price of 103.625% of their principal amount. The additional notes are the same class and series as, and are otherwise identical to, the previously issued 2030 senior notes other than with respect to the date of issuance and issue price.
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
2029 senior notes
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
The Company may redeem the notes, in whole or in part, at a price equal to 102.50% of the aggregate principal amount of the notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning October 1 of each year to 101.25% for 2025 and then 100% for 2026 and thereafter.
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
2028 senior notes
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
The Company may redeem the notes, in whole or in part, at a price equal to 104.188% of the aggregate principal amount of the notes being redeemed. The applicable redemption price changes if redeemed during the 12 months beginning February 1 of each year to 102.094% for 2026 and then 100% for 2027 and thereafter.
In the event of a change of control, each holder will have the right to require the Company to repurchase all or any part of such holder's notes at an offer price equal to 101% of the aggregate principal amount plus accrued and unpaid interest. If the

PRA Group, Inc.
Notes to Consolidated Financial Statements
Company sells assets under certain circumstances and does not use the proceeds for specified purposes, the Company will be required to make an offer to repurchase the notes at 100% of their principal amount plus accrued and unpaid interest.
The related indenture contains customary terms and covenants, including certain events of default after which the notes may be due and payable immediately.
Interest expense, net
The Company incurs interest expense on its borrowings, interest-bearing deposits and interest rate derivatives. The Company earns interest income on certain of its cash and cash equivalents, restricted cash and its interest rate derivatives. Interest expense, net was as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Interest expense	$263,292	$238,568	$194,667
Interest income	(11,504)	(9,301)	(12,943)
Interest expense, net	$251,788	$229,267	$181,724
8. Derivatives
The Company periodically enters into interest rate swaps to reduce its exposure to fluctuations in interest rates on variable-rate debt (cash flow hedges) and foreign exchange contracts to reduce its exposure to foreign currency exchange rates (economic hedges).
The fair value of these instruments (and line-items where they are recorded in the Consolidated Balance Sheets) as of December 31, 2025 and 2024 was as follows (in thousands):

	Fair Value
	December 31, 2025	December 31, 2024
Interest rate swaps (designated as hedging instruments)
Prepaid expenses and other assets	$2,190	$8,514
Other liabilities	10,323	4,797
Foreign exchange contracts (not designated as hedging instruments)
Prepaid expenses and other assets	914	2,209
Other liabilities	2,062	166
Derivatives designated as hedging instruments
The effects of interest rate swaps designated as cash flow hedging instruments for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Gain/(loss) recognized in OCI, net of tax
Hedging instrument	2025	2024	2023
Interest rate swaps	$(2,350)	$12,039	$468

	Gain reclassified from OCI into income
Income statement line-item	2025	2024	2023
Interest expense, net	$7,248	$21,790	$23,158
As of December 31, 2025 and 2024, the notional amount of interest rate contracts designated as cash flow hedging instruments was $883.0 million and $800.7 million, respectively. Derivatives designated as cash flow hedging instruments remained highly effective as of December 31, 2025, and have remaining terms from one month to four years. The Company estimates that approximately $2.4 million of net derivative losses included in OCI will be reclassified into earnings within the next 12 months.
Refer to Note 10 in these Consolidated Financial Statements for additional information about derivatives designated as hedging instruments.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Derivatives not designated as hedging instruments
The effects of foreign exchange contracts not designated as hedging instruments for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

Income statement line-item	2025	2024	2023
Foreign exchange gain/(loss)	$(10,495)	$5,069	$(10,330)
Interest expense, net	619	549	1,603
As of December 31, 2025 and 2024, the notional amount of foreign currency contracts was $444.2 million and $376.4 million, respectively.
9. Fair Value
Financial instruments carried at fair value
As of December 31, 2025 and 2024, financial instruments measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total
December 31, 2025
Assets
Government securities	$64,934	$—	$64,934
Derivatives (1)	—	3,104	3,104
Liabilities
Derivatives (1)	—	12,385	12,385
December 31, 2024
Assets
Government securities	$55,762	$—	$55,762
Derivatives (1)	—	10,723	10,723
Liabilities
Derivatives (1)	—	4,963	4,963
(1)Fair value of derivatives is estimated using industry standard valuation models, which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and other factors.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Financial instruments not carried at fair value
As of December 31, 2025 and 2024, the estimated fair value and carrying amount of financial instruments not carried at fair value were as follows (in thousands):

	Estimated Fair Value
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Carrying Value
December 31, 2025
Financial assets
Cash and cash equivalents	$104,409	$—	$—	$104,409
Finance receivables, net (1)	—	—	4,394,028	4,688,024
Financial liabilities
Interest-bearing deposits (2)	—	106,148	—	106,148
Revolving lines of credit (3)	—	1,600,530	—	1,600,530
Term loan (3) (4)	—	460,111	—	460,111
Senior notes (4) (5)	—	1,652,451	—	1,650,350
December 31, 2024
Financial assets
Cash and cash equivalents	$105,938	$—	$—	$105,938
Finance receivables, net (1)	—	—	3,523,949	4,140,742
Financial liabilities
Interest-bearing deposits (2)	—	163,406	—	163,406
Revolving lines of credit (3)	—	1,569,430	—	1,569,430
Term loan (3) (4)	—	470,111	—	470,111
Senior notes (4) (5)	—	1,301,244	—	1,298,000
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
(4)The carrying amounts and fair values do not include debt issuance costs.
(5)Fair value is based on quoted market prices obtained from secondary market broker quotes.
Due to the inherent uncertainty of determining the fair value of Level 3 financial instruments, the fair value of these instruments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such instruments and may differ materially from the values that may ultimately be received or settled.
Goodwill impairment
During the year ended December 31, 2025, the Company assessed the goodwill in its DBC reporting unit for impairment and determined that the goodwill was fully impaired. The estimated fair value of the DBC reporting unit represents a Level 3 nonrecurring fair value measurement. Refer to Note 4 in these Consolidated Financial Statements for additional information.
10. Accumulated Other Comprehensive Loss
Reclassifications out of Accumulated other comprehensive loss for the years ended December 31, 2025 and 2024, were as follows (in thousands):

Cash flow hedges	Income Statement line-item	2025	2024
Interest rate swaps	Interest expense, net	$7,248	$21,790
Income tax effect (1)	Income tax benefit	(1,756)	(5,265)
Total gain on cash flow hedges		$5,492	$16,525
(1)Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Changes in Accumulated other comprehensive loss by component, after tax, for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Debt Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss [1]
Balance as of December 31, 2022	$(237)	$27,804	$(375,493)	$(347,926)
Other comprehensive gain before reclassifications	302	468	38,932	39,702
Reclassifications, net	—	(21,675)	—	(21,675)
Net current period other comprehensive gain/(loss)	302	(21,207)	38,932	18,027
Balance as of December 31, 2023	$65	$6,597	$(336,561)	$(329,899)
Other comprehensive gain/(loss) before reclassifications	140	12,039	(109,149)	(96,970)
Reclassifications, net	—	(16,525)	—	(16,525)
Net current period other comprehensive gain/(loss)	140	(4,486)	(109,149)	(113,495)
Balance as of December 31, 2024	$205	$2,111	$(445,710)	$(443,394)
Other comprehensive gain/(loss) before reclassifications	(79)	(2,350)	164,300	161,871
Reclassifications, net	—	(5,492)	—	(5,492)
Net current period other comprehensive gain/(loss)	(79)	(7,842)	164,300	156,379
Balance as of December 31, 2025	$126	$(5,731)	$(281,410)	$(287,015)
(1)Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $1.9 million, $(0.7) million and $(2.2) million for the years ended December 31, 2025, 2024 and 2023, respectively.
11. Stockholders' Equity

Share repurchase program
In February 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its outstanding common stock. During the year ended December 31, 2025, the Company repurchased 1,299,760 shares of its common stock at an average price of $15.39 per share for a total cost of $20.0 million. Share repurchases are subject to restrictive covenants contained in the Company's credit facilities and the indentures that govern its senior notes. The Company's practice is to retire the shares it repurchases. As of December 31, 2025, there was $47.7 million remaining for share repurchases under the program.
12. Share-Based Compensation and Employee Savings Plans
The Company has a stockholder approved Omnibus Incentive Plan (the "Plan") that is intended to assist the Company in attracting and retaining selected individuals to serve as employees and directors who are expected to contribute to the Company's success and achievement of long-term objectives that will benefit the Company's stockholders. The Plan enables the Company to award shares of the Company's common stock to select employees and directors. As of December 31, 2025, there were 1,484,565 shares available to be awarded under the Plan.
Total share-based compensation expense was $15.9 million, $13.5 million and $11.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recognizes all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. The total tax deficiency realized from share-based compensation was $4.6 million, $3.2 million and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Nonvested shares
The following table summarizes nonvested share activity, excluding those issued pursuant to the Long-Term Incentive ("LTI") program, from December 31, 2022 through December 31, 2025 (in thousands, except per share amounts):

	Nonvested Shares Outstanding	Weighted-Average Price at Grant Date
Balance as of December 31, 2022	556	$40.23
Granted	482	32.90
Vested	(278)	40.14
Forfeited	(208)	41.08
Balance as of December 31, 2023	552	33.55
Granted	567	24.48
Vested	(338)	31.21
Forfeited	(43)	27.47
Balance as of December 31, 2024	738	28.00
Granted	875	18.93
Vested	(358)	29.07
Forfeited	(92)	23.06
Balance as of December 31, 2025	1,163	$21.24
The total grant date fair value of shares vested during the years ended December 31, 2025, 2024 and 2023, excluding those granted under the LTI program, was $10.4 million, $10.5 million and $11.2 million, respectively. As of December 31, 2025, total future compensation expense related to nonvested share grants to individual employees and directors (not including nonvested shares granted under the LTI program), was estimated to be $15.6 million, with a weighted average remaining life of two years. For most of these grants, the Company assumed a 5.0% forfeiture rate.
LTI program
Pursuant to the Plan, the Compensation Committee may grant time-vesting and performance-based share awards to key employees of the Company. The following table summarizes LTI share activity from December 31, 2022 through December 31, 2025 (in thousands, except per share amounts):

	Nonvested LTI Shares Outstanding	Weighted-Average Price at Grant Date
Balance as of December 31, 2022	355	$40.07
Granted at target level	130	52.55
Adjustments for actual performance	17	39.04
Vested	(153)	39.47
Forfeited	(191)	46.58
Balance as of December 31, 2023	158	42.94
Granted at target level	230	28.78
Adjustments for actual performance	(32)	37.45
Vested	(38)	37.45
Forfeited	(2)	28.78
Balance as of December 31, 2024	316	33.93
Granted at target level	394	21.06
Adjustments for actual performance	(35)	47.10
Vested	(12)	44.90
Forfeited	(20)	33.97
Balance as of December 31, 2025	643	$25.14

PRA Group, Inc.
Notes to Consolidated Financial Statements
The total grant date fair value of LTI shares vested during the years ended December 31, 2025, 2024 and 2023, was $0.5 million, $1.4 million and $6.0 million, respectively. As of December 31, 2025, total future compensation expense related to nonvested shares granted under the LTI program, assuming current estimated performance levels are achieved, was estimated to be $7.0 million, with a weighted average remaining life of two years. The Company assumed a 5.0% forfeiture rate for these grants.
Savings plans
The Company sponsors defined contribution plans primarily in the U.S. and Europe. The U.S. plan is organized as a 401(k) plan under which all employees over 18 years of age are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, after completing one month of service, as defined in the plan. The Company makes matching contributions of up to 4% of an employee's salary after six months of service. For the defined contribution plans in Europe, the Company pays contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. Total compensation expense related to the Company's contributions was $7.9 million, $7.5 million and $7.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
13. Earnings per Share
The following table provides a reconciliation between basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	2025			2024			2023
	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$(305,142)	39,173	$(7.79)	$70,601	39,382	$1.79	$(83,477)	39,177	$(2.13)
Dilutive effect of nonvested share awards	—	—	—	—	160	—	—	—	—
Diluted EPS	$(305,142)	39,173	$(7.79)	$70,601	39,542	$1.79	$(83,477)	39,177	$(2.13)
For the years ended December 31, 2025 and 2023, 0.4 million and 0.6 million antidilutive shares were excluded from the computation of diluted EPS, respectively.
14. Income Taxes
Income/(loss) before income taxes for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025	2024	2023
Loss before income taxes - U.S. (1)	$(79,404)	$(55,140)	$(199,660)
Income/(loss) before income taxes - international (1)	(163,835)	164,745	116,773
Income/(loss) before income taxes	$(243,239)	$109,605	$(82,887)
(1)Includes certain unallocated corporate expenses.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Income tax expense/(benefit) for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Federal	State	International	Total
2025
Current	$3,040	$263	$37,043	$40,346
Deferred	(1,832)	(1,712)	9,933	6,389
Income tax expense/(benefit)	$1,208	$(1,449)	$46,976	$46,735
2024
Current	$(2,169)	$210	$25,129	$23,170
Deferred	6,250	177	(8,565)	(2,138)
Income tax expense	$4,081	$387	$16,564	$21,032
2023
Current	$160	$1,697	$17,953	$19,810
Deferred	(25,921)	(7,956)	(2,066)	(35,943)
Income tax expense/(benefit)	$(25,761)	$(6,259)	$15,887	$(16,133)
The following table, applying ASU 2023-09 prospectively, provides a reconciliation of the Company's expected tax benefit at the U.S. statutory federal tax rate to actual tax expense for the year ended December 31, 2025 (in thousands, except percentages):

	2025
	Amount	Percent
Income tax benefit at the U.S. federal statutory tax rate	$(51,080)	21.0%
Foreign tax effects:
Goodwill impairment (1)	83,514	(34.4)
UK - other	2,328	(1.0)
Poland - other	339	(0.1)
Canada - other	(13)	—
Norway - other	(1,092)	0.5
Brazil
Nontaxable income	(15,535)	6.4
Foreign withholding taxes	10,024	(4.1)
Other	577	(0.2)
Other foreign jurisdictions	(966)	0.5
Effect of cross-border tax laws
Global intangible low-taxed income	14,759	(6.1)
Subpart F income	14,302	(5.9)
Tax credits	(10,059)	4.1
Other adjustments	(363)	0.1
Income tax expense and effective tax rate	$46,735	(19.2)%
(1)Includes the effect of goodwill impairment in Norway of $63.1 million (-26.0%), the UK of $7.8 million (-3.2%), Canada of $7.5 million (-3.1%) and Poland of $5.1 million (-2.1%).

PRA Group, Inc.
Notes to Consolidated Financial Statements
As previously disclosed, prior to the adoption of ASU-2023-09, reconciliations of the Company's expected tax expense/(benefit) at the U.S. statutory federal tax rate to actual tax expense/(benefit) for the years ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

	2024	2023
Income tax expense/(benefit) at the statutory federal rate	$23,017	$(17,406)
State tax expense/(benefit), net of federal tax benefit	387	(4,886)
Tax impact on foreign earnings, excluding uncertain tax positions	(2,630)	2,058
Nondeductible legal settlement expenses	—	3,017
Nondeductible compensation	1,181	117
Other	(923)	967
Total income tax expense/(benefit)	$21,032	$(16,133)
Effective tax rate	19.2%	19.5%
As of December 31, 2025 and 2024, the components of deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforward	$163,483	$164,070
Foreign tax credits	12,594	—
Employee compensation	6,023	6,758
Interest	6,088	6,626
Lease liability	4,716	6,087
Other	347	746
Valuation allowance	(54,123)	(52,418)
Total deferred tax asset	139,128	131,869
Deferred tax liabilities:
Finance receivable revenue recognition - U.S.	(28,887)	(22,970)
Finance receivable revenue recognition - international	(23,529)	(22,116)
Deferred income	(20,944)	(11,625)
Intangible assets and goodwill	(1,648)	(6,983)
ROU asset	(4,229)	(5,314)
Foreign exchange - statutory	—	(4,540)
Total deferred tax liability	(79,237)	(73,548)
Net deferred tax asset	$59,891	$58,321
As of December 31, 2025, the valuation allowance primarily related to foreign net operating loss carryforwards. The foreign and state net operating loss carryforwards generally have a five to 20 year carryforward period and will expire if not utilized, while the federal net operating loss carryforward has an indefinite carryforward period. The foreign tax credits have expiration dates of $2.4 million in 2034 and $10.2 million in 2035.

PRA Group, Inc.
Notes to Consolidated Financial Statements
Cash paid for income taxes (net of refunds received) for the year ended December 31, 2025 was as follows (in thousands):

2025
Federal	$1,800
State and local	273
Foreign
Austria	11,752
Brazil	10,024
Poland	8,157
Canada	4,069
Sweden	2,485
Spain	2,063
Norway	(3,018)
Other foreign	923
Total foreign	36,455
Cash paid for income taxes	$38,528
Aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Balance as of the beginning of year	$106,682	$105,704	$101,703
Increase related to tax positions taken during a prior year (1)	3,052	978	4,001
Balance as of the end of year	$109,734	$106,682	$105,704
(1)Relates to foreign transactions and is primarily due to foreign exchange rate fluctuations.
As of December 31, 2025 and 2024, the total amount of after-tax unrecognized tax benefits that, if recognized, would affect the effective tax rate, was $21.2 million and $20.7 million, respectively. As of December 31, 2025 and 2024, the Company had accrued for potential interest and penalties related to unrecognized tax benefits in the amounts of $5.9 million and $4.8 million, respectively.
The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Internal Revenue Service and other tax authorities routinely audit the Company's tax returns, and these audits can involve complex issues that may require an extended period of time to resolve. The Company records income tax liabilities based on estimates of the additional income taxes that may be due upon the conclusion of these audits. Due to the uncertain and complex application of income tax regulations, the ultimate resolution of such audits may result in liabilities that are materially different from those estimates, and the Company records additional income tax expense or income tax benefit in the period in which the matter is resolved.
As of December 31, 2025, tax years under examination in certain international jurisdictions include 2014 and subsequent years. The Company has received tax assessments from the Norwegian Tax Administration related to certain intercompany transactions that took place during the 2014 and 2015 tax years. The Company filed appeals for these assessments and believes that it is more-likely-than-not that its position will be sustained, and therefore, has not recorded tax liabilities in relation to these assessments.
As of December 31, 2025, the cumulative unremitted earnings of the Company's international subsidiaries were approximately $161.2 million. The Company intends for predominantly all foreign earnings to be indefinitely reinvested in its foreign operations; therefore, no deferred tax liabilities were recorded for such unremitted earnings. If foreign earnings were repatriated or deemed repatriated due to intercompany loans, the Company may need to accrue and pay taxes, although foreign tax credits and exemptions may be available to reduce or eliminate income and withholding taxes. Any deemed repatriations from intercompany loans would be expected to have little or no tax impact. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings.

PRA Group, Inc.
Notes to Consolidated Financial Statements
15. Commitments and Contingencies
Forward flow agreements
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from six to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and in some cases, the impact of foreign exchange rate fluctuations, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of December 31, 2025, the estimated minimum contractual purchase obligation under forward flow agreements was not significant.
Litigation and regulatory matters
The Company and its subsidiaries are from time-to-time subject to a variety of legal and regulatory claims, inquiries and proceedings and regulatory matters, most of which are incidental to the ordinary course of its business. The Company initiates lawsuits against customers and is occasionally countersued by them in such actions. Customers, either individually, as members of a class action or through a governmental entity on behalf of customers, may initiate litigation against the Company in which they allege that the Company has violated a law in the process of collecting on an account. From time-to-time, other types of lawsuits are brought against the Company. Additionally, the Company receives subpoenas and other requests or demands for information from regulators or governmental authorities who are investigating the Company's debt collection activities.
The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that such liability has been incurred and the loss can be reasonably estimated. The Company's estimate involves significant judgment given the varying stages of the proceedings, the number of unresolved issues in many of the proceedings (including issues regarding class certification and the scope of many of the claims) and the related uncertainty of the potential outcomes of these proceedings. Accordingly, the Company's estimate will change from time-to-time and actual losses could exceed the current estimate. The Company believes that the estimate of the aggregate range of reasonably possible losses in excess of the amount accrued for its legal proceedings outstanding at December 31, 2025, where the range of loss can be estimated, was not material.
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
16. Business Segments
The Company's primary business is the purchase, collection and management of nonperforming loan portfolios. The Company is organized on a geographic basis, with its principal markets in the U.S. and Europe, where it has operations in 12 countries and the United Kingdom. On a significantly smaller scale, the Company also operates in South America, Canada and Australia. Subject to globally-established parameters for capital allocation, portfolio profitability and leverage, each market functions under a similar debt management business model, which is predicated on purchasing nonperforming loans and generating returns through disciplined collection strategies over extended collection periods. As part of an ancillary business, the Company purchases and provides fee-based services for class action claims recoveries in the U.S.
During the three months ended December 31, 2025, the Company reorganized its business segment structure from a single operating segment into two operating and reportable segments, comprised of its U.S. and European businesses. The reorganization resulted from the appointment of a new chief executive officer ("CEO") in 2025, which led to changes in the organizational structure and how the Company's operating results are evaluated by the Company's chief operating decision maker ("CODM"). The Company has determined that its operations in South America, Canada and Australia are not operating segments individually or collectively. The U.S. reportable segment includes the operating results of the Company's class action claims recoveries business, which are not material to the segment as a whole.

PRA Group, Inc.
Notes to Consolidated Financial Statements
The CODM is the Company’s CEO, and the primary profitability measure used by the CEO to evaluate performance and allocate resources is segment operating income/(loss). The measure used by the CEO represents a GAAP measure (Income/(loss) from operations) adjusted to exclude the goodwill impairment charge in 2025, which does not represent an integral part of segment operational performance, as well as certain unallocated corporate expenses, and does not include any non-operating income or expenses. The CEO uses segment operating income/(loss) to review actual results in comparison with budgeted and forecasted results and in deciding how to allocate resources, which may include decisions about employees, properties, operational initiatives and the deployment of capital and other financial resources.
Intersegment and other intercompany transactions are executed at negotiated prices. The Company does not report a measure of segment assets as that information is not regularly provided to the CEO. All prior year disclosures have been recast to reflect the reportable segment reorganization that occurred in 2025.
Segment financial information
Segment operating results for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025			2024			2023
	U.S.	Europe	Total	U.S.	Europe	Total	U.S.	Europe	Total
Revenues from external customers	$611,252	$461,365	$1,072,617	$593,928	$394,963	$988,891	$358,251	$330,503	$688,754
Reconciliation to consolidated total:
All other revenues (1)			129,220			125,633			113,800
Total consolidated revenues			$1,201,837			$1,114,524			$802,554

Segment revenues	611,252	461,365	1,072,617	593,928	394,963	988,891	358,251	330,503	688,754
Less segment expenses:(2)
Compensation and benefits	175,452	82,662	258,114	187,624	72,585	260,209	180,908	66,295	247,203
Legal collection expenses	177,318	35,697	213,015	130,284	38,032	168,316	87,116	26,270	113,386
Professional and outside services	51,685	17,445	69,130	48,439	14,843	63,282	38,346	15,959	54,305
Other segment items (3)	86,167	55,733	141,900	100,008	51,795	151,803	101,848	51,177	153,026
Segment operating income/(loss)	$120,630	$269,828	$390,458	$127,573	$217,708	$345,281	$(49,967)	$170,802	$120,834
Reconciliation to consolidated totals:
All other operating income and corporate expenses (4)			(8,120)			(5,549)			(20,342)
Goodwill impairment			(412,611)			—			—
Income/(loss) from operations			$(30,273)			$339,732			$100,492
Interest expense, net			(251,788)			(229,267)			(181,724)
Gain on sale of equity method investment			38,403			—			—
Foreign exchange gain/(loss), net			755			(9)			289
Other expense			(336)			(851)			(1,944)
Income/(loss) before income taxes			$(243,239)			$109,605			$(82,887)
(1)Includes revenues from external customers in South America, Canada and Australia.
(2)Amounts include intersegment and intercompany expenses, which are not material.
(3)Primarily reflects Communication expenses, Agency fees and Other operating expenses.
(4)Includes operating income in South America, Canada and Australia, excluding goodwill impairment, and certain unallocated corporate personnel, administrative and other overhead expenses.
Other segment information for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025			2024			2023
	U.S.	Europe	Segments Total	U.S.	Europe	Segments Total	U.S.	Europe	Segments Total
Interest expense, net	$144,304	$111,516	$255,820	$139,594	$90,537	$230,131	$100,883	$82,224	$183,107
Depreciation and amortization	5,812	3,087	8,899	7,628	2,964	10,592	9,612	3,525	13,137
Goodwill impairment	15,761	361,249	377,010	—	—	—	—	—	—
Income tax expense/(benefit)	(241)	32,436	32,195	4,468	17,270	21,738	(32,020)	15,134	(16,886)

PRA Group, Inc.
Notes to Consolidated Financial Statements
Reconciliation of segment totals to consolidated totals for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025			2024			2023
	Segments Total	All Other (1)	Consolidated Total	Segments Total	All Other (1)	Consolidated Total	Segments Total	All Other (1)	Consolidated Total
Interest expense/(income), net	$255,820	$(4,032)	$251,788	$230,131	$(864)	$229,267	$183,107	$(1,383)	$181,724
Depreciation and amortization	8,899	136	9,035	10,592	200	10,792	13,137	239	13,376
Goodwill impairment	377,010	35,601	412,611	—	—	—	—	—	—
Income tax expense	32,195	14,540	46,735	21,738	(706)	21,032	(16,886)	753	(16,133)
(1)Primarily reflects activity in South America, Canada and Australia. Interest expense, net also includes the elimination of intersegment and intercompany interest.
Revenues and long-lived assets by country
Revenues for the years ended December 31, 2025, 2024 and 2023, and long-lived assets held as of December 31, 2025 and 2024, by country in which the Company operates, were as follows (in thousands):

	Revenues (1)			Long-Lived Assets (2)
	2025	2024	2023	December 31, 2025	December 31, 2024
U.S.	$611,252	$593,928	$358,251	$33,893	$43,068
International
U.K.	170,084	161,905	119,963	9,149	9,957
Other (3)	420,501	358,691	324,340	11,050	8,646
Total	$1,201,837	$1,114,524	$802,554	$54,092	$61,671
(1)Based on the financial information used to produce the Company's general-purpose financial statements, it is impracticable to report further breakdowns of revenues from external customers.
(2)Comprised of Property and equipment, net and ROU assets.
(3)None of the countries included comprise greater than 10% of the Company's consolidated revenues or long-lived assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment under this framework, management has determined that our internal control over financial reporting was effective as of December 31, 2025. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included herein.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PRA Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited PRA Group, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PRA Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated income statements, statements of comprehensive loss, statements of changes in equity and statements of cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Richmond, Virginia
March 2, 2026

Item 9B. Other Information.
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the three months ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10, other than the information set forth in the next paragraph of this Item 10, is incorporated herein by reference to the sections labeled "Executive Officers," "Security Ownership," "Corporate Governance – Board Committees," "Proposal 1: Election of Directors" and "Corporate Governance – Code of Conduct," in our definitive Proxy Statement for use in connection with the Company's 2026 Annual Meeting of Stockholders (the "Proxy Statement").
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
Item 11. Executive Compensation.
The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation Discussion and Analysis," "Executive Compensation Tables," "Corporate Governance – Director Compensation" and "Compensation Committee Report" in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" and "Executive Compensation Tables – Securities Authorized for Issuance Under Equity Compensation Plan" in the Proxy Statement.
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

4.6
Indenture (including form of note), dated as of September 30, 2025, among PRA Group Europe Holding II S.à.r.l., PRA Group Inc., the domestic subsidiaries of PRA Group, Inc. party thereto and U.S. Bank Trustees Limited, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed October 1, 2025 (File No. 000-50058)).

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
10.3*
Employment Agreement dated December 1, 2023 between PRA Group, Inc. and Vikram A. Atal (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed December 7, 2023 (File No. 000-50058)).

10.4*	PRA Group Inc. Executive Severance Plan (Incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K filed February 27, 2025 (File No. 000-50058)).
10.5*
Amended Service Agreement, effective as of June 17, 2025, between PRA Group, Inc. and Martin Sjolund (Incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed August 6, 2025 (File No. 000-50058)).

10.6*
Contract of Employment, effective as of October 13, 2023, between PRA Group (UK) Ltd and R. Owen James (Incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed August 6, 2025 (File No. 000-50058)).

10.7*
Amended Contract of Employment, effective as of June 17, 2025, between PRA Group, Inc. and R. Owen James (Incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed August 6, 2025 (File No. 000-50058)).

10.8
Second Amended and Restated Credit Agreement dated October 28, 2024 to the Amended and Restated Credit Agreement dated May 5, 2017 by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto and Truist Bank as Administrative Agent (Incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K filed February 27, 2025 (File No. 000-50058)).

10.9
First Amendment to the Second Amended and Restated Credit Agreement dated October 28, 2024 to the Amended and Restated Credit Agreement dated May 5, 2017 by and among PRA Group Inc. and PRA Group Canada Inc., the Guarantors, the Lenders party thereto and Truist Bank as Administrative Agent (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed November 10, 2025 (File No. 000-50058)).

10.10
Deed of Amendment and Restatement dated October 30, 2024 to the UK Revolving Credit Agreement dated April 1, 2022 by and among PRA Group Europe Holding I S.à r.l., PRA Group (UK) Limited and PRA Group, Inc., as Guarantors, the Lenders party thereto, and MUFG Bank, LTD., acting through its London Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed February 27, 2025 (File No. 000-50058)).

10.11
Amendment and Restatement Agreement, dated April 24, 2025, to the Multicurrency Revolving Credit Facility Agreement by and among PRA Group Europe Holding S.à.r.l., acting through its Swiss branch office PRA Group Europe Holding S.à.r.l., Luxembourg, Zug Branch, Horyzont Niestandaryzowany Fundusz Wierzytelności Fundusz Inwestycyjny Zamknięty, and DNB Bank ASA (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed August 6, 2025 (File No. 000-50058)).

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

19.1	PRA Group, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K filed February 27, 2025 (File No. 000-50058)).
21.1	Subsidiaries of PRA Group, Inc. (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
24.1	Powers of Attorney (included on signature page) (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
97	PRA Group Inc. Executive Compensation Recovery (Clawback) Policy (Incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K filed February 29, 2024 (File No. 000-50058)).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

March 2, 2026	By:	/s/ Martin Sjolund
Martin Sjolund
President and Chief Executive Officer
(Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints each of Martin Sjolund and Rakesh Sehgal, his true and lawful attorneys-in-fact, with full power of substitution and resubstitution for him and on his behalf, and in his name, place and stead, in any and all capacities to execute and sign any and all amendments or post-effective amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof and the registrant hereby confers like authority on its behalf.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 2, 2026	By:	/s/ Martin Sjolund
Martin Sjolund
President, Chief Executive Officer and Director
(Principal Executive Officer)

March 2, 2026	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 2, 2026	By:	/s/ Steven D. Fredrickson
Steven D. Fredrickson
Executive Chairman and Director

March 2, 2026	By:	/s/ Adrian M. Butler
Adrian M. Butler
Director

March 2, 2026	By:	/s/ Marjorie M. Connelly
Marjorie M. Connelly
Director

March 2, 2026	By:	/s/ Jayne-Anne Gadhia
Jayne-Anne Gadhia
Director

March 2, 2026	By:	/s/ Geir L. Olsen
Geir L. Olsen
Director

March 2, 2026	By:	/s/ Brett L. Paschke
Brett L. Paschke
Director

March 2, 2026	By:	/s/ Scott M. Tabakin
Scott M. Tabakin
Director

March 2, 2026	By:	/s/ Peggy P. Turner
Peggy P. Turner
Director

March 2, 2026	By:	/s/ Lance L. Weaver
Lance L. Weaver
Director