Form 10-Q
period 2026-03-31
PRA GROUP INC
filed 2026-05-08
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
The number of shares of the registrant's common stock outstanding as of May 1, 2026 was 38,140,888.

PRA Group, Inc.
Form 10-Q for the Quarterly Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
March 31, 2026 and December 31, 2025
(in thousands)

	(unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$124,778	$104,409
Investments	143,358	66,628
Finance receivables, net	4,637,094	4,688,024
Income taxes receivable	15,700	17,702
Deferred tax assets, net	70,914	76,955
Right-of-use assets	28,715	29,206
Property and equipment, net	24,567	24,886
Goodwill	26,871	26,871
Prepaid expenses and other assets	134,833	68,641
Total assets	$5,206,830	$5,103,322
LIABILITIES AND EQUITY
Liabilities
Accrued expenses and accounts payable	$100,483	$131,812
Income taxes payable	30,083	29,845
Deferred tax liabilities, net	18,733	17,064
Lease liabilities	31,595	32,160
Interest-bearing deposits	78,740	106,148
Borrowings	3,779,167	3,697,338
Other liabilities	99,475	48,990
Total liabilities	4,138,276	4,063,357
Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 38,141 shares issued and outstanding as of March 31, 2026; 100,000 shares authorized, 38,453 shares issued and outstanding as of December 31, 2025	381	385
Additional paid-in capital	3,289	11,474
Retained earnings	1,283,217	1,255,007
Accumulated other comprehensive loss	(284,599)	(287,015)
Total stockholders' equity - PRA Group, Inc.	1,002,288	979,851
Noncontrolling interests	66,266	60,114
Total equity	1,068,554	1,039,965
Total liabilities and equity	$5,206,830	$5,103,322
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three Months Ended March 31, 2026 and 2025
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Portfolio income	$269,579	$240,958
Changes in expected recoveries	43,886	27,922
Total portfolio revenue	313,465	268,880
Other revenue	1,068	739
Total revenues	314,533	269,619

Operating expenses
Compensation and benefits	70,738	73,323
Legal collection costs	48,458	33,394
Legal collection fees	17,071	15,230
Agency fees	24,581	21,368
Professional and outside services	20,884	21,103
Communication	9,019	10,477
Rent and occupancy	3,258	3,480
Depreciation, amortization and impairment of long-lived assets	1,708	3,769
Other operating expenses	15,562	12,898
Total operating expenses	211,279	195,042
Income from operations	103,254	74,577
Other income/(expense)
Interest expense, net	(63,518)	(60,970)
Foreign exchange gain/(loss), net	1,054	(51)
Other	(254)	(180)
Income before income taxes	40,536	13,376
Income tax expense	8,764	4,312
Net income	31,772	9,064
Net income attributable to noncontrolling interests	3,562	5,405
Net income attributable to PRA Group, Inc.	$28,210	$3,659

Net income per common share attributable to PRA Group, Inc.
Basic	$0.74	$0.09
Diluted	$0.73	$0.09
Weighted average number of shares outstanding
Basic	38,368	39,549
Diluted	38,511	39,688
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months Ended March 31, 2026 and 2025
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$31,772	$9,064
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(2,488)	85,298
Cash flow hedges	8,336	(1,942)
Debt securities available-for-sale	(140)	(181)
Other comprehensive income	5,708	83,175
Total comprehensive income	37,480	92,239
Comprehensive income attributable to noncontrolling interests	6,855	10,099
Comprehensive income attributable to PRA Group, Inc.	$30,625	$82,140
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2026 and 2025
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of December 31, 2025	38,453	$385	$11,474	$1,255,007	$(287,015)	$60,114	$1,039,965
Net income	—	—	—	28,210	—	3,562	31,772
Other comprehensive income, net of tax	—	—	—	—	2,416	3,292	5,708
Distributions to noncontrolling interests	—	—	—	—	—	(702)	(702)
Vesting of restricted stock	235	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(547)	(5)	(9,995)	—	—	—	(10,000)
Share-based compensation expense	—	—	4,513	—	—	—	4,513
Employee stock relinquished for payment of taxes	—	—	(2,702)	—	—	—	(2,702)
Balance as of March 31, 2026	38,141	$381	$3,289	$1,283,217	$(284,599)	$66,266	$1,068,554

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of December 31, 2024	39,510	$395	$17,882	$1,560,149	$(443,394)	$58,575	$1,193,607
Net income	—	—	—	3,659	—	5,405	9,064
Other comprehensive income, net of tax	—	—	—	—	78,481	4,694	83,175
Distributions to noncontrolling interests	—	—	—	—	—	(7,264)	(7,264)
Vesting of restricted stock	142	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,788	—	—	—	3,788
Employee stock relinquished for payment of taxes	—	—	(1,852)	—	—	—	(1,852)
Balance as of March 31, 2025	39,652	$397	$19,816	$1,563,808	$(364,913)	$61,410	$1,280,518

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,772	$9,064
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	4,513	3,788
Depreciation, amortization and impairment of long-lived assets	1,708	3,769
Amortization of debt premium and issuance costs	2,184	1,901
Changes in expected recoveries	(43,886)	(27,922)
Deferred income taxes	5,415	786
Net unrealized foreign currency transaction gain	(6,658)	(5,480)
Other	(96)	1,291
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,292)	956
Accrued expenses, accounts payable and other liabilities	33,277	(40,733)
Net cash provided by/(used in) operating activities	24,937	(52,580)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(1,410)	(900)
Purchases of nonperforming loan portfolios	(223,122)	(289,595)
Recoveries collected and applied to Finance receivables, net	287,591	265,118
Purchases of investments	(136,315)	(47,733)
Proceeds from sales and maturities of investments	54,817	48,725
Net cash used in investing activities	(18,439)	(24,385)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	226,230	190,826
Principal payments on lines of credit	(124,460)	(99,923)
Principal payments on long-term debt	(2,500)	(2,500)
Repurchases of common stock	(10,000)	—
Payments of origination costs and fees	(30)	(878)
Tax withholdings related to share-based payments	(2,702)	(1,852)
Distributions to noncontrolling interests	(702)	(7,264)
Net increase/(decrease) in interest-bearing deposits	(25,413)	7,221
Net cash provided by financing activities	60,423	85,630
Effect of foreign exchange rates	10,733	14,216
Net increase in cash, cash equivalents and restricted cash	77,654	22,881
Cash, cash equivalents and restricted cash, beginning of period	108,643	107,431
Cash, cash equivalents and restricted cash, end of period	$186,297	$130,312

Supplemental disclosure of cash flow information
Cash paid for interest	$83,846	$86,878
Cash paid for income taxes	55	6,505
Reconciliation to Balance Sheet accounts
Cash and cash equivalents	$124,778	$128,654
Restricted cash included in Prepaid expenses and other assets	61,519	1,658
Cash, cash equivalents and restricted cash	$186,297	$130,312

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Business
As used herein, the terms "PRA Group," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
Nature of operations
PRA Group, Inc. is a specialty finance company headquartered in Norfolk, Virginia and incorporated in Delaware. The Company's primary business is the purchase, collection and management of nonperforming loan portfolios. Most of the Company's purchases are from credit originators who have chosen not to pursue, or have been unsuccessful in collecting, the full balance owed to them ("Core" accounts). To a lesser extent, it also purchases loans in situations where the customer is involved in a bankruptcy or similar proceeding ("Insolvency" accounts). The Company's principal markets are the United States (“U.S.”) and Europe, and on a significantly smaller scale, it also operates in South America, Canada and Australia. As part of an ancillary business, the Company purchases and provides fee-based services for class action claims recoveries in the U.S.
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
These unaudited Consolidated Financial Statements may not be indicative of future results and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").
Prior period reclassifications
In the Consolidated Statements of Changes in Equity, certain prior period amounts have been reclassified for consistency with the current period presentation.
Note 2. Finance Receivables, net
Finance receivables, net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,637,094	4,688,024
Balance as of end of period	$4,637,094	$4,688,024
Changes in Finance receivables, net for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of period	$4,383,201	$304,823	$4,688,024	$3,809,723	$331,019	$4,140,742
Initial negative allowance for expected recoveries on current period purchases (1)	202,950	17,900	220,850	273,893	17,809	291,702
Recoveries collected and applied to Finance receivables, net (2)	(255,906)	(31,685)	(287,591)	(231,483)	(33,635)	(265,118)
Changes in expected recoveries (3)	40,354	3,532	43,886	26,325	1,597	27,922
Foreign currency translation adjustment	(25,774)	(2,301)	(28,075)	108,406	4,680	113,086
Balance as of end of period	$4,344,825	$292,269	$4,637,094	$3,986,864	$321,470	$4,308,334

(1) Initial negative allowance for expected recoveries on current period purchases
The initial negative allowance for expected recoveries on purchases made during the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,190,672)	$(61,722)	$(1,252,394)	$(1,417,971)	$(73,592)	$(1,491,563)
Writeoffs, net	1,190,672	61,722	1,252,394	1,417,971	73,592	1,491,563
Expected recoveries	202,950	17,900	220,850	273,893	17,809	291,702
Initial negative allowance for expected recoveries on current period purchases	$202,950	$17,900	$220,850	$273,893	$17,809	$291,702
The purchase price for purchases made during the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$1,587,851	$90,086	$1,677,937	$1,966,064	$101,474	$2,067,538
Noncredit discount	(194,229)	(10,464)	(204,693)	(274,200)	(10,073)	(284,273)
Allowance for credit losses at acquisition	(1,190,672)	(61,722)	(1,252,394)	(1,417,971)	(73,592)	(1,491,563)
Purchase price	$202,950	$17,900	$220,850	$273,893	$17,809	$291,702
(2) Recoveries collected and applied to Finance receivables, net
Recoveries collected and applied to Finance receivables, net for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$514,154	$43,016	$557,170	$460,969	$45,107	$506,076
Amounts reclassified to portfolio income (b)	(258,248)	(11,331)	(269,579)	(229,486)	(11,472)	(240,958)
Recoveries collected and applied to Finance receivables, net	$255,906	$31,685	$287,591	$231,483	$33,635	$265,118
(a)Includes cash collections, buybacks and other cash-based adjustments.
(b)Reclassifications from Finance receivables, net to Portfolio income based on the effective interest rate of the underlying account pools.
(3) Changes in expected recoveries
Changes in expected recoveries for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$19,192	$3,506	$22,698	$14,290	$2,210	$16,500
Changes in expected future recoveries	21,162	26	21,188	12,035	(613)	11,422
Changes in expected recoveries	$40,354	$3,532	$43,886	$26,325	$1,597	$27,922
Changes in expected recoveries for the three months ended March 31, 2026 were $43.9 million, which included $22.7 million in recoveries collected in excess of forecast and a $21.2 million positive adjustment to changes in expected future recoveries. Recoveries collected in excess of forecast were due primarily to cash collections overperformance in Europe, and to a lesser extent, in South America and the U.S. Changes in expected future recoveries were based on the Company's forecasting models and evaluations of recent performance and were due largely to an increase in the collections forecasts of certain European pools. In the U.S., the impact of an increase in the collections forecast for the 2024 Core pool was partially offset by a decrease in the forecast for the 2023 Core pool and the impact of changes in the expected timing of collections for the 2025 Core pool.

Changes in expected recoveries for the three months ended March 31, 2025 were $27.9 million, which included $16.5 million in recoveries collected in excess of forecast and $11.4 million in changes in expected future recoveries. Recoveries collected in excess of forecast were largely due to cash collections overperformance in Europe and South America, partially offset by underperformance in the U.S. Changes in expected future recoveries were primarily due to the impact of an increase in the collections forecasts on certain U.S. Core and European pools.
Note 3. Investments
Investments consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Debt securities (available-for-sale)
Swedish treasury securities	$114,754	$64,934
Finnish corporate notes	27,162	—
Equity securities
Private equity funds	1,442	1,694
Total investments	$143,358	$66,628
Debt securities
As of March 31, 2026, the Company's investments in debt securities consisted of Swedish treasury securities maturing within one year and Finnish corporate notes maturing in approximately three years. As of March 31, 2026 and December 31, 2025, the amortized cost and fair value of these investments were as follows (in thousands):

	March 31, 2026			December 31, 2025
	Amortized Cost	Gross Unrealized Losses	Aggregate Fair Value	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Swedish treasury securities	$114,785	$(31)	$114,754	$64,825	$109	$64,934
Finnish corporate notes	27,211	(49)	27,162	—	—	—
Note 4. Goodwill
Changes in goodwill for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Goodwill	$439,482	$396,357
Accumulated impairment loss	(412,611)	—
Balance as of beginning of period	26,871	396,357

Activity during the period
Foreign currency translation	—	24,358

Goodwill	439,482	420,715
Accumulated impairment loss	(412,611)	—
Balance as of end of period	$26,871	$420,715
The Company performs an annual impairment test of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist. As of March 31, 2026, the Company determined there were no indicators that goodwill was more-likely-than-not impaired.

Note 5. Borrowings
Borrowings consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
North American revolving credit facility (1)	$547,059	$520,736
North American term loan (2)	457,611	460,111
United Kingdom revolving credit facility (3)	479,959	499,848
European revolving credit facility (4)	660,283	577,335
Colombian revolving credit facility	2,433	2,611
Credit facility borrowings	2,147,345	2,060,641
2028 senior notes	398,000	398,000
2029 senior notes	350,000	350,000
2030 senior notes	550,000	550,000
2032 senior notes	346,560	352,350
Senior notes	1,644,560	1,650,350
Credit facility borrowings and senior notes	3,791,905	3,710,991
Unamortized debt premium and issuance costs, net	(12,738)	(13,653)
Total borrowings	$3,779,167	$3,697,338
(1)Revolving credit facility under the Company's North American credit agreement with a combined domestic and Canadian limit of $1.1 billion (subject to the borrowing base and debt covenants, including advance rates), maturing on October 28, 2029.
(2)Term loan under the Company's North American credit agreement with a maturity date of October 28, 2029.
(3)Revolving credit facility with a limit of $725.0 million (subject to the borrowing base and debt covenants, including advance rates), maturing on October 30, 2029.
(4)Revolving credit facility with an aggregate limit of approximately €730.0 million (subject to the borrowing base and debt covenants, including advance rates), maturing on November 23, 2027. The Company amended and extended this facility on April 30, 2026 (refer to Note 15 for additional details).
For additional information about the Company's credit facilities, term loan and senior notes, refer to Note 7 to the Consolidated Financial Statements in the 2025 Form 10-K. The Company was in compliance with the covenants contained in its financing arrangements as of March 31, 2026.
Note 6. Derivatives
The Company periodically enters into interest rate swaps to reduce its exposure to fluctuations in interest rates on variable-rate debt (cash flow hedges) and foreign exchange forward contracts to reduce its exposure to foreign currency exchange rates (economic hedges).
The line-items and fair values for these instruments in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31, 2026	December 31, 2025
Interest rate swaps (designated as hedging instruments)
Prepaid expenses and other assets	$6,528	$2,190
Other liabilities	3,642	10,323
Foreign exchange forward contracts (not designated as hedging instruments)
Prepaid expenses and other assets	4,911	914
Other liabilities	891	2,062
Prepaid expenses and other assets and Other liabilities as of March 31, 2026, totaled $134.8 million and $99.5 million, respectively. The increases compared to December 31, 2025 were due primarily to the receipt of a derivative settlement payment made in error by the financial institution counterparty on March 31, 2026. The funds were recorded as restricted cash on March 31, 2026, and returned to the counterparty the following day.

Derivatives designated as hedging instruments
The effects of interest rate swaps designated as cash flow hedging instruments for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Gain recognized in OCI, net of tax
	Three Months Ended March 31,
Hedging instrument	2026	2025
Interest rate swaps	$8,083	$76

	Gain/(loss) reclassified from OCI into income
	Three Months Ended March 31,
Income statement line-item	2026	2025
Interest expense, net	$(336)	$2,663
As of March 31, 2026 and December 31, 2025, the notional amount of outstanding interest rate swaps was $675.8 million and $883.0 million, respectively. These swaps remained highly effective as of March 31, 2026 and have remaining terms ranging from 10 months to approximately four years. As of March 31, 2026, the Company estimates that approximately zero net derivative losses included in other comprehensive income ("OCI") will be reclassified into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The effects of foreign exchange forward contracts not designated as hedging instruments for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
Income statement line-item	2026	2025
Foreign exchange gain/(loss), net	$8,679	$1,494
Interest expense, net	350	(151)
As of March 31, 2026 and December 31, 2025, the notional amount of outstanding foreign exchange forward contracts was $432.9 million and $444.2 million, respectively.
Offsetting
The Company's policy is to report derivative asset and liability positions on a gross basis. As of March 31, 2026, none of the open derivative positions would have been eligible for offsetting under the terms of the Company's netting agreements.

Note 7. Fair Value
Financial instruments carried at fair value
As of March 31, 2026 and December 31, 2025, financial instruments measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total
March 31, 2026
Assets
Government securities	$114,754	$—	$114,754
Corporate notes	27,162	—	27,162
Derivatives (1)	—	11,439	11,439
Liabilities
Derivatives (1)	—	4,533	4,533
December 31, 2025
Assets
Government securities	$64,934	$—	$64,934
Derivatives (1)	—	3,104	3,104
Liabilities
Derivatives (1)	—	12,385	12,385
(1)Fair value of derivatives is estimated using industry standard valuation models, which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and other factors.
Financial instruments not carried at fair value
As of March 31, 2026 and December 31, 2025, the estimated fair value and carrying amount of financial instruments not carried at fair value were as follows (in thousands):

	Estimated Fair Value
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Carrying Value
March 31, 2026
Financial assets
Cash and cash equivalents	$124,778	$—	$—	$124,778
Finance receivables, net (1)	—	—	4,355,224	4,637,094
Financial liabilities
Interest-bearing deposits (2)	—	78,740	—	78,740
Revolving lines of credit (3)	—	1,689,734	—	1,689,734
Term loan (3) (4)	—	457,611	—	457,611
Senior notes (4) (5)	—	1,609,165	—	1,644,560
December 31, 2025
Financial assets
Cash and cash equivalents	$104,409	$—	$—	$104,409
Finance receivables, net (1)	—	—	4,394,028	4,688,024
Financial liabilities
Interest-bearing deposits (2)	—	106,148	—	106,148
Revolving lines of credit (3)	—	1,600,530	—	1,600,530
Term loan (3) (4)	—	460,111	—	460,111
Senior notes (4) (5)	—	1,652,451	—	1,650,350
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
Note 8. Accumulated Other Comprehensive Loss
Reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

		Three Months Ended March 31,
Cash flow hedges	Income Statement line-item	2026	2025
Interest rate swaps	Interest expense, net	$(336)	$2,663
Income tax effect (1)	Income tax expense	83	(645)
Total gain/(loss) on cash flow hedges		$(253)	$2,018
(1)Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.
Changes in Accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended March 31,
	2026				2025
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance as of beginning of period	$126	$(5,731)	$(281,410)	$(287,015)	$205	$2,111	$(445,710)	$(443,394)
Other comprehensive gain/(loss) before reclassifications	(140)	8,083	(5,780)	2,163	(181)	76	80,604	80,499
Reclassifications, net	—	253	—	253	—	(2,018)	—	(2,018)
Net current period other comprehensive gain/(loss)	(140)	8,336	(5,780)	2,416	(181)	(1,942)	80,604	78,481
Balance as of end of period	$(14)	$2,605	$(287,190)	$(284,599)	$24	$169	$(365,106)	$(364,913)
(1)Net of deferred taxes for unrealized gains from cash flow hedges of $0.8 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively.
9. Stockholders' Equity
In February 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its outstanding common stock. During the three months ended March 31, 2026, the Company repurchased 546,681 shares of its common stock at an average price of $18.29 per share for a total of $10.0 million. Share repurchases are subject to restrictive covenants contained in the Company's credit facilities and the indentures that govern its senior notes. The Company's practice is to retire the shares it repurchases. As of March 31, 2026, there was $37.7 million remaining for share repurchases under the program.
Note 10. Earnings per Share
The following tables provide a reconciliation between basic earnings per share ("EPS") and diluted EPS for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026			2025
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$28,210	38,368	$0.74	$3,659	39,549	$0.09
Dilutive effect of nonvested share awards		143	(0.01)		139	—
Diluted EPS	$28,210	38,511	$0.73	$3,659	39,688	$0.09

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
Note 11. Income Taxes
The Company's effective tax rate for the three months ended March 31, 2026 and 2025 was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$40,536	$13,376
Income tax expense	8,764	4,312
Effective tax rate	21.6%	32.2%
The relationship between Income before income taxes and Income tax expense for the three months ended March 31, 2026 and 2025 was impacted by the Company's pretax income, mix of income from different taxing jurisdictions and the timing and amount of discrete items.
Each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projections for the remainder of the year. Since the Company operates in foreign countries with varying tax rates, the Company’s quarterly effective tax rate is dependent, in part, on the level of income or loss from its international operations.
Note 12. Commitments and Contingencies
Forward flow agreements
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from six to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of March 31, 2026, the estimated minimum contractual purchase obligation under forward flow agreements was not significant.
Litigation and regulatory matters
The Company and its subsidiaries are from time-to-time subject to a variety of legal and regulatory claims, inquiries, proceedings, and other matters, including those described in Note 15 to the Consolidated Financial Statements in the 2025 Form 10-K. The Company accrues for potential liability arising from legal proceedings and regulatory matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates involve significant judgment, and accordingly, the Company's estimates will change from time-to-time, and actual expenses could exceed the current estimates.
As of March 31, 2026, there were no material developments in any of the previously disclosed legal proceedings.

Note 13. Business Segments
The Company has determined that its U.S. and European businesses are reportable segments. The U.S. reportable segment includes the operating results of the Company's class action claims recoveries business, which are not material to the segment as a whole.
The chief operating decision maker ("CODM") is the Company’s chief executive officer ("CEO"). The primary profitability measure used by the CEO to evaluate performance and allocate resources is Income from operations excluding goodwill impairment, when applicable, and certain unallocated corporate expenses ("Adjusted segment operating income"). The Company does not report a measure of segment assets as that information is not regularly provided to the CEO. Intersegment and other intercompany transactions are executed on an arms-length basis. All prior period disclosures have been recast to reflect the reportable segment reorganization that occurred as of December 31, 2025.
Segment financial information
Segment operating results and reconciliations to the consolidated totals for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
	U.S.	Europe	Total	U.S.	Europe	Total
Revenues from external customers	$156,795	$125,632	$282,427	$136,381	$100,150	$236,531
All other revenues (1)			32,106			33,088
Total consolidated revenues			$314,533			$269,619

Segment expenses (2)
Compensation and benefits	39,497	20,704	60,201	45,493	19,179	64,672
Legal collection expenses	53,140	9,462	62,602	36,862	8,639	45,501
Professional and outside services	11,812	4,479	16,291	12,826	4,185	17,011
Other segment items (3)	22,157	14,767	36,924	23,821	11,520	35,341
Adjusted segment operating income	30,189	76,220	106,409	17,379	56,627	74,006

Reconciliation to consolidated totals
All other operating income and corporate expenses (4)			(3,155)			571
Income from operations			103,254			74,577
Interest expense, net			(63,518)			(60,970)
Other, net			800			(231)
Income before income taxes			$40,536			$13,376
(1)Reflects revenues from external customers in South America, Canada and Australia.
(2)Amounts include intersegment and intercompany expenses, which are not material.
(3)Primarily reflects Communication expenses, Agency fees and Other operating expenses.
(4)Includes operating income in South America, Canada and Australia and certain unallocated corporate personnel, administrative and other overhead expenses.
Other segment balances and reconciliations to the consolidated totals for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	U.S.	Europe	All Other (1)	Consolidated Total
Three months ended March 31, 2026
Interest expense, net	$41,106	$23,593	$(1,181)	$63,518
Depreciation and amortization	854	822	32	1,708
Income tax expense/(benefit)	(298)	8,860	202	8,764
Three months ended March 31, 2025
Interest expense, net	$37,939	$23,767	$(736)	$60,970
Depreciation and amortization	2,216	680	42	2,938
Income tax expense/(benefit)	(2,241)	5,221	1,332	4,312
(1)Reflects activity in South America, Canada and Australia. Interest expense, net also includes elimination of intersegment and intercompany interest.

Note 14. Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted:
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
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" (“ASU 2025-11"), which improves the guidance of Topic 270, Interim Reporting, by providing clarity on the current interim reporting requirements. This ASU provides additional guidance on what disclosures should be provided in interim reporting periods and adds a principle to Topic 270 requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the reporting entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted, and this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements and the related disclosures.
All other recently issued accounting pronouncements not yet adopted have been deemed either immaterial or not applicable.
Note 15. Subsequent Event
On April 30, 2026, the Company amended and restated its European revolving credit facility. Among other modifications, the maturity date was extended from November 23, 2027 to April 30, 2031, the maximum ERC Ratio (as defined in the agreement) was reduced from 45.0% to 40.0%, and subject to certain conditions, joint venture investments and loans are permitted up to an aggregate amount of €100.0 million. The aggregate revolving borrowings available and funding costs remained unchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
All references in this Quarterly Report on Form 10-Q ("Quarterly Report") to "PRA Group," "we," "our," "us," "the Company" or similar terms are to PRA Group, Inc. and its subsidiaries. This Quarterly Report should be read in conjunction with our Form 10-K for the year ended December 31, 2025 ("2025 10-K"). See Frequently Used Terms at the end of this Item 2 for certain definitions that may be used in this Quarterly Report. Except as specifically noted, all references to "Notes" in this Item 2 are to Notes to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical fact are forward-looking statements, including statements regarding cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans, strategies and anticipated events or trends. Our results could differ materially from those expressed or implied by such forward-looking statements, or our forward-looking statements could be wrong, as a result of risks, uncertainties and assumptions, including the following:
•a deterioration in general business and economic conditions, including from the ongoing geopolitical conflict and instability in the Middle East;
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
•our ability to execute our long-term (PRA 3.0) strategy effectively, including the targets related to improving our financial results;
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
•changes in interest or exchange rates;
•default by, or failure of, one or more of our counterparty financial institutions; and
•the "Risk Factors" in Item 1A of our 2025 Form 10-K and our other filings with the U.S. Securities and Exchange Commission ("SEC").
You should assume that the information appearing in this Quarterly Report is accurate only as of the date it was filed with the SEC. Our business, financial condition, results of operations and prospects may have changed since that date. The future events, developments or results described in, or implied by, this Quarterly Report could turn out to be materially different. Except as required by law, we assume no obligation to publicly update or revise our forward-looking statements after the date of this Quarterly Report and you should not expect us to do so.

EXECUTIVE OVERVIEW
We are a global leader in acquiring and collecting nonperforming loans. Most of our purchases are from credit originators who have chosen not to pursue, or have been unsuccessful in collecting, the full balance owed to them ("Core" accounts). To a lesser extent, we also purchase loans in situations where the customer is involved in a bankruptcy or similar proceeding ("Insolvency" accounts). As part of an ancillary business, we purchase and provide fee-based services for class action claims recoveries in the U.S.
Our operations are organized on a geographic basis, and we have two reportable segments comprised of our U.S. and European businesses. On a significantly smaller scale, we also operate in South America, Canada and Australia. Subject to globally-established parameters for capital allocation, portfolio return thresholds and leverage, each market functions under a similar debt management business model, which is predicated on purchasing nonperforming loans and generating returns through disciplined collection strategies over extended collection periods.
For additional information about our business and reportable segments, refer to Part I, Item 1 "Business" of our 2025 Form 10-K and Note 13.
First quarter business trends and results
During the first quarter of 2026, we continued to gain momentum in improving our U.S. business and benefited from the strength of our European business, executing on our near-term priorities and long-term PRA 3.0 strategy. Our results for the first quarter of 2026 included the following:
•Net income attributable to PRA Group, Inc. of $28.2 million, an increase of $24.6 million compared to the prior year period.
•Adjusted EBITDA of $1.3 billion for the last 12 months, an increase of 13.9% compared to the prior 12 month period ("Adjusted EBITDA" is a non-GAAP financial measure; refer to section "Non-GAAP Financial Measures" below).
•Continued geographic diversification, with the U.S. and Europe accounting for 42.7% and 50.7%, respectively, of total ERC of $8.5 billion as of March 31, 2026.
•A diversified capital structure, consistent with our targeted leverage and liquidity objectives. In April 2026, we refinanced our European revolving credit facility for an additional five years with no change to the commitment levels or funding costs (refer to Note 15 for additional details).
Market environment
We expect portfolio supply to remain relatively stable in the U.S. and Europe over the next 12 to 18 months. We observed stability in our customers' payment activity in the U.S. and Europe during the first quarter of 2026, and we continue to monitor the ongoing geopolitical conflict and instability in the Middle East, and in particular, how it has led to elevated energy costs and gas prices.

SELECTED CONSOLIDATED FINANCIAL DATA

As of or for the period ended (in thousands, except per share, ratio and headcount data)	First Quarter
	2026	2025	% Change
Income statement
Portfolio income	$269,579	$240,958	11.9%
Changes in expected recoveries	43,886	27,922	57.2
Total revenues	314,533	269,619	16.7
Total operating expenses	211,279	195,042	8.3
Interest expense, net	63,518	60,970	4.2
Net income attributable to PRA Group, Inc.	28,210	3,659	671.0
Diluted earnings per share	0.73	0.09	711.1
Performance data and ratios
Net income/(loss) attributable to PRA Group, Inc. (last 12 months)	$(280,591)	$70,785	(496.4)%
Adjusted net income attributable to PRA (last 12 months) (1)	97,132	70,785	37.2
Adjusted EBITDA (last 12 months) (2)	1,348,599	1,183,992	13.9
Cash efficiency ratio (3)	61.8%	60.8%
Return on average Total stockholders' equity - PRA Group, Inc. ("ROE") (4)	11.4	1.2
Return on average tangible equity ("ROATE") (5)	11.7	1.9
Portfolio volumes
Portfolio purchases	$220,850	$291,702	(24.3)%
Cash collections	551,928	497,436	11.0
Estimated remaining collections (period-end)	8,548,548	7,805,132	9.5
Credit facility availability (period-end)
Based on current ERC	$714,258	$537,839	32.8
Additional availability	281,737	381,083	(26.1)
Total availability	995,995	918,922	8.4
Balance sheet (period-end)
Finance receivables, net	$4,637,094	$4,308,334	7.6%
Borrowings	3,779,167	3,466,075	9.0
Total stockholders' equity - PRA Group, Inc.	1,002,288	1,219,108	(17.8)
Headcount (period-end)
Full-time equivalents	2,541	2,991	(15.0)%
(1)Net income/(loss) attributable to PRA Group, Inc. excluding the impact of certain transactions that are unusual or infrequent in nature and not reflective of our ongoing operations ("Adjusted net income attributable to PRA"), is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
(2)Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
(3)Calculated by dividing cash receipts less operating expenses by cash receipts.
(4)ROE is calculated by dividing annualized Net income attributable to PRA Group, Inc., by average Total stockholders' equity - PRA Group, Inc.
(5)ROATE is a non-GAAP financial measure calculated by dividing annualized Net income attributable to PRA Group, Inc. by Average tangible equity ("Average tangible equity"), which is also a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.

RESULTS OF OPERATIONS
Three months ended March 31, 2026 ("First Quarter 2026" or "Q1 2026") compared to three months ended March 31, 2025 ("First Quarter 2025" or "Q1 2025").
Consolidated and business segment results
Portfolio purchases
Portfolio purchases were as follows (in thousands, except percentages):

	First Quarter
	2026	2025	$ Change	% Change
U.S.	$118,512	$160,962	$(42,450)	(26.4)%
Europe	91,552	113,246	(21,694)	(19.2)
Other markets (1)	10,786	17,494	(6,708)	(38.3)
Total portfolio purchases	$220,850	$291,702	$(70,852)	(24.3)%
(1)Reflects portfolio purchases in South America, Canada and Australia.
We use a global investment framework to optimize the deployment of capital across our markets with a focus on net returns. Our total portfolio purchases in Q1 2026 decreased by $70.9 million, or 24.3%, compared to Q1 2025. Total purchases of $220.9 million in Q1 2026 were in-line with our expectations for the quarter, and the PPM for our global Core vintage was 1.96x, slightly lower than the 2.01x for Q1 2025. PPMs can vary due to factors contributing to the cost to collect, including the loan type and age, geography and collections strategy, in addition to competitive and market dynamics. Our focus continued to be on net returns, which considers the amount and timing of the projected cash collections, estimated costs to collect, funding costs, risk and agreement terms.
•U.S.: Portfolio purchases decreased by $42.5 million as we remained disciplined in our purchasing and long-term approach focused on net returns. As of March 31, 2026, the PPM for our 2026 U.S. Core vintage was 2.02x, reflecting a 7% decrease compared to Q1 2025 due to purchases of a higher percentage of portfolios with lower costs to collect.
•Europe: Portfolio purchases decreased by $21.7 million reflecting the occurrence of a large spot purchase in Q1 2025 and continued purchasing discipline in Q1 2026. As of March 31, 2026, the PPM for our 2026 European Core vintage was 1.85x, reflecting a 6% increase compared to Q1 2025.
Cash collections
Cash collections were as follows (in thousands, except percentages):

	First Quarter
	2026	2025	$ Change	% Change
U.S.
Call center/other	$127,393	$129,255	$(1,862)	(1.4)%
Legal	141,016	111,212	29,804	26.8
Core	268,409	240,467	27,942	11.6
Insolvency	20,141	20,589	(448)	(2.2)
Cash collections - U.S.	288,550	261,056	27,494	10.5
Europe
Call center/other	118,049	102,408	15,641	15.3
Legal	73,970	61,963	12,007	19.4
Core	192,019	164,371	27,648	16.8
Insolvency	20,547	21,205	(658)	(3.1)
Cash collections - Europe	212,566	185,576	26,990	14.5
Other markets (1)	50,812	50,804	8	—
Total cash collections	$551,928	$497,436	$54,492	11.0%
(1)Reflects cash collections in South America, Canada and Australia.

Our total cash collections in Q1 2026 increased by $54.5 million, or 11.0%, compared to Q1 2025. Total collections of $551.9 million in Q1 2026 exceeded our expectations for the quarter.
•U.S.: Cash collections increased by $27.5 million driven by a $29.8 million increase in legal collections due primarily to an expansion in activity associated with our operational initiatives.
•Europe: Cash collections increased by $27.0 million due to the performance in several markets and in part, to favorable foreign exchange rate variation.
Portfolio revenue
Total portfolio revenue was as follows (in thousands, except percentages):

	First Quarter
	2026	2025	$ Change	% Change
U.S.	155,986	135,806	20,180	14.9
Europe	125,435	99,986	25,449	25.5
Other markets (1)	32,044	33,088	(1,044)	(3.2)
Total portfolio revenue	$313,465	$268,880	$44,585	16.6%
By component
Portfolio income	$269,579	$240,958	$28,621	11.9%
Recoveries collected in excess of forecast	22,698	16,500	6,198	37.6
Changes in expected future recoveries	21,188	11,422	9,766	85.5
Changes in expected recoveries	43,886	27,922	15,964	57.2
Total portfolio revenue	$313,465	$268,880	$44,585	16.6%
(1)Reflects portfolio revenue in South America, Canada and Australia.
Our total portfolio revenue in Q1 2026 increased by $44.6 million, or 16.6%, compared to Q1 2025. Portfolio income, the yield component of our revenue, which is more predictable than Changes in expected recoveries, increased by 11.9%.
•U.S.: Portfolio revenue increased by $20.2 million due to increases of $11.1 million in Portfolio income and $9.1 million in Changes in expected recoveries. The increase in Portfolio income was driven largely by higher recent purchasing and improved pricing on the 2025 Core vintage. The increase in Changes in expected recoveries was due to net cash collections overperformance in Q1 2026, driven primarily by the 2024 Core pool, compared to net underperformance in Q1 2025, driven by the 2019-2023 Core pools. This increase was partially offset by a lower net increase in the collections forecasts on certain Core pools compared to Q1 2025 and the impact of changes in the expected timing of collections on certain Core pools in Q1 2026.
•Europe: Portfolio revenue increased by $25.4 million due to increases of $14.1 million in Portfolio income and $11.3 million in Changes in expected recoveries, which were distributed across multiple pools. The increase in Portfolio income was driven by higher purchasing and favorable foreign exchange rate variation. The increase in Changes in expected recoveries was due primarily to a higher net increase in the collections forecasts on certain Core pools in Q1 2026.

Operating expenses
Operating expenses were as follows (in thousands, except percentages):

	First Quarter
	2026	2025	$ Change	% Change
U.S.	$135,921	$128,543	$7,378	5.7%
Europe	51,702	44,298	7,404	16.7
Other markets (1)	23,656	22,201	1,455	6.6
Total operating expenses	$211,279	$195,042	$16,237	8.3%
By component
Compensation and benefits	$70,738	$73,323	$(2,585)	(3.5)%
Legal collection costs (2)	48,458	33,394	15,064	45.1
Legal collection fees (3)	17,071	15,230	1,841	12.1
Agency fees (4)	24,581	21,368	3,213	15.0
Professional and outside services	20,884	21,103	(219)	(1.0)
Communication (5)	9,019	10,477	(1,458)	(13.9)
Rent and occupancy	3,258	3,480	(222)	(6.4)
Depreciation, amortization and impairment of long-lived assets	1,708	3,769	(2,061)	(54.7)
Other operating expenses (6)	15,562	12,898	2,664	20.7
Total operating expenses	$211,279	$195,042	$16,237	8.3%
(1)Reflects operating expenses in South America, Canada and Australia.
(2)Mainly costs paid to courts where a lawsuit is filed for the purpose of attempting to collect on an account.
(3)Contingent fees incurred for cash collections generated by our third-party attorney network.
(4)Mainly third-party collection fees.
(5)Mainly correspondence, network and calling costs associated with our collection efforts.
(6)Mainly IT-related costs and subscriptions, other taxes and fees.
Our Total operating expenses increased by $16.2 million, or 8.3%, compared to Q1 2025.
•U.S.: Operating expenses increased by $7.4 million due primarily to an increase in Legal collection costs associated with the expansion in activity in our legal collections channel, partially offset by a decrease in Compensation and benefits driven by continued rationalization of our U.S. call centers, increased use of external collectors, including offshore service providers, and the impact of our corporate headcount reduction in 2025.
•Europe: Operating expenses increased by $7.4 million due primarily to an increase in Compensation and benefits associated with organizational changes and higher non-collector wage costs, and to a lesser extent, an increase in Other operating expenses.
•Other markets: An increase in Agency fees of $3.2 million was due primarily to higher collection fees in South America.
Interest expense, net
Interest expense, net was as follows (in thousands, except percentages):

	First Quarter
	2026	2025	$ Change	% Change
Interest on revolving credit facilities and term loan, and unused line fees	$33,978	$36,582	$(2,604)	(7.1)%
Interest on senior notes	30,236	24,911	5,325	21.4
Amortization of debt premium and issuance costs, net	2,184	1,901	283	14.9
Interest income	(2,880)	(2,424)	(456)	(18.8)
Interest expense, net	$63,518	$60,970	$2,548	4.2%
Our Interest expense, net increased by $2.5 million, or 4.2%, compared to Q1 2025 primarily reflecting a higher average debt balance.

Foreign exchange gain/(loss), net
Foreign exchange gain/(loss), net, includes the remeasurement of our foreign currency transactions and changes in the fair value of foreign exchange forward contracts used to economically hedge a portion of our remeasurement exposure. Foreign exchange gain/(loss), net included the following components (in thousands):

	First Quarter
	2026	2025	$ Change	% Change
Foreign currency transaction losses	$(7,625)	$(1,545)	$(6,080)	(393.5)%
Foreign exchange forward gains	8,679	1,494	7,185	480.9%
Foreign exchange gain/(loss), net	$1,054	$(51)	$1,105	2,166.7%
In addition to normal rate fluctuations and ongoing execution of our risk management strategies, our net foreign exchange result may be impacted by elevated volatility in the underlying exchange rates.
Income tax expense
Income tax expense and our effective tax rate were as follows (in thousands, except percentages):

	First Quarter
	2026	2025	$ Change	% Change
Income tax expense	$8,764	$4,312	$4,452	103.2%
Effective tax rate	21.6%	32.2%
Our Income tax expense increased by $4.5 million, or 103.2%, compared to Q1 2025, and the effective tax rate was 21.6% in Q1 2026 compared to 32.2% in Q1 2025. These results were primarily due to our pretax income, the mix of income from different taxing jurisdictions and the timing and amount of discrete items, including the reversal of a $3.2 million tax accrual in Q1 2026.
Business segment operating income
Our CEO evaluates the profitability of our U.S. and European business segments based primarily on Income from operations excluding goodwill impairment, when applicable, and certain unallocated corporate expenses ("Adjusted segment operating income"). Refer to Note 13 for further information and a reconciliation of Adjusted segment operating income to consolidated Income before income taxes.
Adjusted segment operating income for our U.S. and European businesses was as follows (in thousands, except percentages):

	U.S.				Europe
	Q1 2026	Q1 2025	$ Change	% Change	Q1 2026	Q1 2025	$ Change	% Change
Revenues from external customers	$156,795	$136,381	$20,414	15.0%	$125,632	$100,150	$25,482	25.4%
Segment expenses (1)
Compensation and benefits	39,497	45,493	(5,996)	(13.2)	20,704	19,179	1,525	8.0
Legal collection expenses	53,140	36,862	16,278	44.2	9,462	8,639	823	9.5
Professional and outside services	11,812	12,826	(1,014)	(7.9)	4,479	4,185	294	7.0
Other segment items (2)	22,157	23,821	(1,664)	(7.0)	14,767	11,520	3,247	28.2
Adjusted segment operating income	$30,189	$17,379	$12,810	73.7%	$76,220	$56,627	$19,593	34.6%
(1)Amounts include intersegment and intercompany expenses, which are not material, and exclude certain unallocated corporate personnel, administrative and other overhead expenses.
(2)Primarily reflects Communication expenses, Agency fees and Other operating expenses.
Adjusted segment operating income increased by $12.8 million and $19.6 million in the U.S. and Europe, respectively, both reflecting an increase in segment revenues partially offset by an increase in segment operating expenses (refer to the above discussions of segment portfolio revenue and operating expenses for additional details).

Consolidated balance sheet
Investments
Investments were $143.4 million as of March 31, 2026, an increase of $76.7 million compared to December 31, 2025. The increase reflects purchases of government securities and corporate notes by our banking subsidiary, AK Nordic AB. Our banking subsidiary is part of our European operations, and it expects to continue to operate with higher levels of liquidity moving forward.
Finance receivables, net
Finance receivables, net were $4.6 billion as of March 31, 2026, decreasing marginally compared to December 31, 2025. Compared to March 31, 2025, Finance receivables, net increased $328.8 million, or 7.6%, due to portfolio purchases of $1.1 billion, Changes in expected recoveries of $192.4 million and foreign currency translation of $120.3 million, partially offset by $1.1 billion of recoveries collected and applied to Finance receivables, net.
Prepaid expenses and other assets
Prepaid expenses and other assets were $134.8 million as of March 31, 2026, an increase of $66.2 million compared to December 31, 2025. The increase was driven by the receipt of a derivative settlement payment made in error by the financial institution counterparty on March 31, 2026. The funds were returned the following day.
Borrowings
Borrowings were $3.8 billion as of March 31, 2026, increasing marginally compared to December 31, 2025. Compared to March 31, 2025, Borrowings increased $313.1 million, or 9.0%, primarily to fund portfolio purchases, and to a lesser extent, the purchases of investments discussed above under Investments.
Other liabilities
Other liabilities were $99.5 million as of March 31, 2026, an increase of $50.5 million compared to December 31, 2025. The increase was primarily due to the same payment error discussed above under Prepaid expenses and other assets.
NON-GAAP FINANCIAL MEASURES
We report our financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, our management also uses certain non-GAAP financial measures, including the non-GAAP financial measures referred to below, internally to evaluate our performance and set performance goals. Also included below are reconciliations of the most directly comparable financial measures calculated in accordance with GAAP to the corresponding non-GAAP financial measure. These non-GAAP financial measures should not be considered as an alternative to the most directly comparable financial measure determined in accordance with GAAP and may not be comparable to the calculation of similarly titled financial measures reported by other companies.
Adjusted net income attributable to PRA
Adjusted net income attributable to PRA is defined as Net income/(loss) attributable to PRA Group, Inc. excluding the impact of certain transactions that are unusual or infrequent in nature and not reflective of our ongoing operations. The following table provides a reconciliation of Net income/(loss) attributable to PRA Group, Inc. to Adjusted net income attributable to PRA for the periods indicated (in thousands):

			Last 12 Months
	First Quarter		March 31,
	2026	2025	2026	2025
Net income/(loss) attributable to PRA Group, Inc.	$28,210	$3,659	$(280,591)	$70,785
Gain on sale of equity method investment	—	—	(38,403)	—
Goodwill impairment	—	—	412,611	—
Tax effect of adjusting items (1)	—	—	3,515	—
Adjusted net income attributable to PRA	$28,210	$3,659	$97,132	$70,785
(1)Based on the annual effective tax rate and pretax income excluding the effect of the adjusting items.

Adjusted EBITDA
Adjusted EBITDA is calculated as Net income/(loss) attributable to PRA Group, Inc. plus income tax expense (or less income tax benefit); less foreign exchange gain (or plus foreign exchange loss); plus interest expense, net; plus other expense; plus depreciation and amortization; plus impairment of real estate; plus goodwill impairment; plus net income attributable to noncontrolling interests; less gain on sale of equity method investment; and plus recoveries collected and applied to Finance receivables, net less Changes in expected recoveries. The following table provides a reconciliation of Net loss attributable to PRA Group, Inc. as reported in accordance with GAAP to Adjusted EBITDA for the periods indicated (in thousands):

	Adjusted EBITDA Reconciliation
	Last 12 Months	Year Ended
	March 31, 2026	December 31, 2025
Net loss attributable to PRA Group, Inc.	$(280,591)	$(305,142)
Adjustments:
Income tax expense	51,187	46,735
Foreign exchange gain	(1,860)	(755)
Interest expense, net	254,336	251,788
Other expense (1)	410	336
Depreciation and amortization	7,805	9,035
Impairment of real estate	573	1,404
Goodwill impairment	412,611	412,611
Net income attributable to noncontrolling interests	13,325	15,168
Gain on sale of equity method investment	(38,403)	(38,403)
Recoveries collected and applied to Finance receivables, net less Changes in expected recoveries	929,206	922,697
Adjusted EBITDA	$1,348,599	$1,315,474
(1)Reflects non-operating expenses.
Return on average tangible equity
ROATE is calculated by dividing annualized Net income/(loss) attributable to PRA Group, Inc. by Average tangible equity, which is defined as average Total stockholders' equity - PRA Group, Inc. less average goodwill and average other intangible assets. The following table provides a reconciliation of Total stockholders' equity - PRA Group, Inc. as reported in accordance with GAAP to Average tangible equity and presents our ROE and ROATE for the periods indicated (in thousands, except for ratio data):

			Average Tangible Equity Reconciliation (1)
	Balance as of Period End		First Quarter
	March 31, 2026	March 31, 2025	2026	2025
Total stockholders' equity - PRA Group, Inc.	$1,002,288	$1,219,108	$991,068	$1,177,070
Goodwill	26,871	420,715	26,871	408,536
Other intangible assets	1,344	1,488	1,390	1,471
Average tangible equity			$962,807	$767,063
(1)Amounts represent the average balances for the respective periods.
			ROE and ROATE (2)
			First Quarter
			2026	2025
Net income attributable to PRA Group, Inc.			$28,210	$3,659
ROE			11.4%	1.2%
ROATE			11.7	1.9
(2)Based on annualized Net income attributable to PRA Group, Inc.

SUPPLEMENTAL PERFORMANCE DATA
The tables in this section provide supplemental performance data about our:
•ERC by business segment and expected year of collection; and
•nonperforming loan portfolios and collections by business segment, portfolio type and year of purchase.
For additional information about the supplemental data and our nonperforming loan portfolios, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supplemental Performance Data" in the 2025 Form 10-K and Note 2.
Estimated remaining collections
The following table displays our ERC by year as of March 31, 2026 (in thousands):

	U.S.	Europe (1)	Other Markets (2)	Total
2027	$1,054,976	$717,426	$171,378	$1,943,780
2028	813,894	590,906	123,298	1,528,098
2029	550,713	491,572	83,252	1,125,537
2030	371,720	415,290	59,185	846,195
2031	254,162	352,508	42,416	649,086
2032	173,709	302,766	28,531	505,006
2033	122,651	262,604	20,325	405,580
2034	87,754	229,145	13,291	330,190
2035	63,666	200,220	7,527	271,413
2036	47,141	176,397	4,547	228,085
Thereafter	106,707	597,936	10,935	715,578
Total ERC	$3,647,093	$4,336,770	$564,685	$8,548,548
(1)Reflects ERC of $1.7 billion for the UK, $1.1 billion for Central Europe, $1.0 billion for Northern Europe and $564.6 million for Southern Europe.
(2)Reflects ERC in South America, Canada and Australia.

Purchase Price Multiples
as of March 31, 2026
(in thousands, except percentages)
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple
U.S. Core
1996-2015	$2,736,875	$7,505,108	$94,785	274%	224%
2016	400,545	819,619	32,606	205%	195%
2017	511,902	1,168,721	68,438	228%	193%
2018	604,669	1,373,598	93,421	227%	199%
2019	432,222	1,017,206	70,674	235%	209%
2020	415,384	940,628	88,849	226%	215%
2021	339,885	603,675	118,686	178%	191%
2022	275,433	435,742	140,794	158%	164%
2023	506,319	947,969	447,691	187%	191%
2024	727,672	1,679,170	1,085,766	231%	211%
2025	531,021	1,144,614	975,398	216%	216%
2026	105,469	212,526	209,118	202%	202%
Subtotal	7,587,396	17,848,576	3,426,226
U.S. Insolvency
1996-2015	1,472,385	2,806,689	—	191%	154%
2016	67,454	85,669	21	127%	124%
2017	275,257	359,605	182	131%	125%
2018	97,879	137,302	59	140%	127%
2019	120,845	164,398	174	136%	128%
2020	62,130	90,300	1,584	145%	136%
2021	54,898	74,136	5,237	135%	136%
2022	33,442	47,860	11,718	143%	139%
2023	61,242	80,321	38,358	131%	136%
2024	68,168	99,364	58,508	146%	149%
2025	59,091	93,168	84,236	158%	160%
2026	13,043	20,891	20,790	160%	160%
Subtotal	2,385,834	4,059,703	220,867
Total U.S.	9,973,230	21,908,279	3,647,093
Europe Core
2012-2015	1,225,893	3,516,570	478,195	287%	190%
2016	333,090	601,998	142,105	181%	167%
2017	252,174	366,501	77,563	145%	144%
2018	341,775	574,229	151,942	168%	148%
2019	518,610	888,852	272,541	171%	152%
2020	324,119	609,550	212,981	188%	172%
2021	412,411	732,470	338,322	178%	170%
2022	359,447	600,333	370,631	167%	162%
2023	410,593	709,805	464,760	173%	169%
2024	451,786	821,118	685,317	182%	180%
2025	512,533	951,214	843,307	186%	185%
2026	85,057	157,440	154,812	185%	185%
Subtotal	5,227,488	10,530,080	4,192,476
Europe Insolvency
2014-2015	29,849	49,058	—	164%	135%
2016	39,338	58,616	440	149%	130%
2017	39,235	53,074	402	135%	128%
2018	44,908	53,386	543	119%	123%
2019	77,218	114,419	3,630	148%	130%
2020	105,440	162,032	5,399	154%	129%
2021	53,230	81,302	8,945	153%	134%
2022	44,604	66,962	20,325	150%	137%
2023	46,558	67,060	32,053	144%	138%
2024	43,459	64,128	38,821	148%	147%
2025	20,760	30,329	26,435	146%	145%
2026	4,752	7,346	7,301	155%	155%
Subtotal	549,351	807,712	144,294
Total Europe	5,776,839	11,337,792	4,336,770
Other markets (5)	951,094	2,229,871	564,685	234%	204%
Total PRA Group	$16,701,163	$35,475,942	$8,548,548
(1)Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts, including purchase price adjustments that occur throughout the life of a portfolio, are presented at the exchange rate at the end of the respective period of purchase.
(3)Non-U.S. amounts are presented at the period-end exchange rate for the respective period of purchase.
(4)Non-U.S. amounts are presented at the March 31, 2026 exchange rate.
(5)Reflects all vintages in South America, Canada and Australia.

	Portfolio Financial Information (1)
	(in thousands)
	March 31, 2026 (year-to-date)				As of March 31, 2026
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables (3)
U.S. Core
1996-2015	$10,384	$5,487	$2,695	$8,182	$31,227
2016	2,583	1,544	(84)	1,460	13,786
2017	5,257	3,270	(775)	2,495	27,494
2018	8,281	4,151	(418)	3,733	45,382
2019	6,631	3,457	(608)	2,849	33,983
2020	9,056	4,407	(982)	3,425	44,546
2021	10,372	5,050	(486)	4,564	59,591
2022	11,381	4,636	309	4,945	82,701
2023	39,177	18,207	(5,753)	12,454	241,850
2024	98,754	47,239	14,278	61,517	574,230
2025	63,125	43,364	(2,313)	41,051	500,322
2026	3,408	2,796	140	2,936	104,934
Subtotal	268,409	143,608	6,003	149,611	1,760,046
U.S. Insolvency
1996-2015	235	—	234	234	—
2016	39	1	26	27	19
2017	189	10	112	122	160
2018	134	2	100	102	57
2019	430	6	316	322	168
2020	544	52	86	138	1,401
2021	2,231	191	(97)	94	4,943
2022	2,184	362	(45)	317	10,557
2023	4,590	1,054	(33)	1,021	33,215
2024	5,709	2,188	(318)	1,870	45,042
2025	3,753	2,800	(857)	1,943	57,786
2026	103	143	41	184	13,117
Subtotal	20,141	6,809	(435)	6,374	166,465
Total U.S.	288,550	150,417	5,568	155,985	1,926,511
Europe Core
2012-2015	29,774	16,872	7,948	24,820	141,516
2016	6,773	2,758	5,129	7,887	80,998
2017	3,812	1,290	502	1,792	51,383
2018	7,984	2,910	3,002	5,912	95,137
2019	14,181	4,758	1,506	6,264	183,088
2020	9,918	4,154	1,275	5,429	128,550
2021	14,216	6,146	1,182	7,328	204,281
2022	15,933	6,390	2,068	8,458	233,121
2023	21,308	8,862	4,282	13,144	277,845
2024	29,869	13,672	3,368	17,040	385,315
2025	35,581	17,411	240	17,651	458,722
2026	2,670	937	723	1,660	83,953
Subtotal	192,019	86,160	31,225	117,385	2,323,909
Europe Insolvency
2014-2015	98	—	98	98	—
2016	124	18	102	120	115
2017	176	8	230	238	242
2018	227	10	93	103	424
2019	809	88	(30)	58	3,003
2020	2,039	150	(11)	139	5,075
2021	3,682	263	1,236	1,499	8,218
2022	3,659	542	1,138	1,680	17,622
2023	4,222	863	751	1,614	27,020
2024	4,003	1,307	194	1,501	29,818
2025	1,463	700	229	929	19,481
2026	45	35	33	68	4,747
Subtotal	20,547	3,984	4,063	8,047	115,765
Total Europe	212,566	90,144	35,288	125,432	2,439,674
Other markets (4)	50,812	29,018	3,030	32,048	270,909
Total PRA Group	$551,928	$269,579	$43,886	$313,465	$4,637,094
(1)     Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented using the average exchange rates during the current period.
(3)Non-U.S. amounts are presented at the March 31, 2026 exchange rate.
(4)Reflects all vintages in South America, Canada and Australia.

Cash Collections by Year, By Year of Purchase (1)
as of March 31, 2026
(in millions)
Purchase Period	Purchase Price (2)(3)	1996-2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Total
U.S. Core
1996-2015	$2,736.9	$5,186.4	$673.8	$479.4	$337.7	$230.9	$149.3	$98.2	$67.1	$51.7	$64.7	$53.6	$10.4	$7,403.2
2016	400.5	—	86.1	195.3	160.1	116.6	88.7	59.9	29.1	17.6	18.1	12.9	2.6	787.0
2017	511.9	—	—	94.3	264.4	247.1	185.6	124.8	73.1	41.6	37.5	26.6	5.3	1,100.3
2018	604.7	—	—	—	106.3	320.2	304.7	214.8	131.6	83.2	68.1	42.9	8.3	1,280.1
2019	432.2	—	—	—	—	93.4	282.2	237.4	141.7	86.1	61.8	37.3	6.6	946.5
2020	415.4	—	—	—	—	—	127.4	274.7	185.4	121.3	83.6	50.4	9.1	851.9
2021	339.9	—	—	—	—	—	—	73.8	149.9	115.3	82.8	52.8	10.4	485.0
2022	275.4	—	—	—	—	—	—	—	34.9	102.4	87.8	58.5	11.4	295.0
2023	506.3	—	—	—	—	—	—	—	—	63.5	211.8	185.9	39.2	500.4
2024	727.7	—	—	—	—	—	—	—	—	—	119.8	374.9	98.8	593.5
2025	531.0	—	—	—	—	—	—	—	—	—	—	106.1	63.1	169.2
2026	105.5	—	—	—	—	—	—	—	—	—	—	—	3.2	3.2
Subtotal	7,587.4	5,186.4	759.9	769.0	868.5	1,008.2	1,137.9	1,083.6	812.8	682.7	836.0	1,001.9	268.4	14,415.3
U.S. Insolvency
1996-2015	1,472.4	2,290.4	230.4	142.6	78.6	39.1	13.6	4.5	2.9	1.8	1.4	1.0	0.2	2,806.5
2016	67.5	—	10.1	18.9	18.2	16.4	13.0	6.6	1.3	0.6	0.4	0.1	—	85.6
2017	275.3	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	2.5	1.0	0.2	359.5
2018	97.9	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	2.5	1.0	0.1	137.1
2019	120.8	—	—	—	—	13.4	30.9	37.9	36.8	28.0	14.2	2.7	0.4	164.3
2020	62.1	—	—	—	—	—	6.5	16.1	20.4	19.5	17.0	8.7	0.5	88.7
2021	54.9	—	—	—	—	—	—	4.5	17.7	17.4	15.2	11.8	2.2	68.8
2022	33.4	—	—	—	—	—	—	—	3.2	9.2	11.1	10.5	2.2	36.2
2023	61.2	—	—	—	—	—	—	—	—	4.5	14.8	18.0	4.6	41.9
2024	68.2	—	—	—	—	—	—	—	—	—	12.1	23.1	5.7	40.9
2025	59.1	—	—	—	—	—	—	—	—	—	—	5.2	3.8	9.0
2026	13.0	—	—	—	—	—	—	—	—	—	—	—	0.2	0.2
Subtotal	2,385.8	2,290.4	240.5	210.6	200.8	177.2	153.3	145.2	127.7	98.6	91.2	83.1	20.1	3,838.7
Total U.S.	9,973.2	7,476.8	1,000.4	979.6	1,069.3	1,185.4	1,291.2	1,228.8	940.5	781.3	927.2	1,085.0	288.5	18,254.0
Europe Core
2012-2015	1,225.8	538.4	350.2	310.3	290.5	241.4	206.0	202.4	164.3	142.4	132.1	126.9	29.8	2,734.7
2016	333.1	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	27.4	27.1	6.8	472.8
2017	252.2	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	17.9	15.7	3.8	271.7
2018	341.8	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	37.1	34.3	8.0	425.1
2019	518.6	—	—	—	—	48.0	125.7	121.4	89.8	75.1	68.2	61.7	14.2	604.1
2020	324.1	—	—	—	—	—	32.3	91.7	69.0	56.1	50.1	45.1	9.9	354.2
2021	412.4	—	—	—	—	—	—	48.5	89.9	73.0	66.6	59.7	14.2	351.9
2022	359.4	—	—	—	—	—	—	—	33.9	83.8	74.7	67.8	15.9	276.1
2023	410.6	—	—	—	—	—	—	—	—	50.2	103.1	93.2	21.3	267.8
2024	451.9	—	—	—	—	—	—	—	—	—	46.3	135.6	29.9	211.8
2025	512.5	—	—	—	—	—	—	—	—	—	—	57.1	35.6	92.7
2026	85.1	—	—	—	—	—	—	—	—	—	—	—	2.6	2.6
Subtotal	5,227.5	538.4	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.1	623.5	724.2	192.0	6,065.5
Europe Insolvency
2014-2015	29.9	7.3	8.3	8.2	7.4	5.4	3.7	1.9	0.8	0.6	0.4	0.3	0.1	44.4
2016	39.3	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	0.8	0.6	0.1	61.9
2017	39.2	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	1.5	1.0	0.2	50.5
2018	44.9	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	3.5	1.4	0.2	53.1
2019	77.2	—	—	—	—	5.0	21.1	23.9	21.0	17.5	12.9	6.1	0.8	108.3
2020	105.4	—	—	—	—	—	6.0	34.6	34.1	29.7	25.5	15.5	2.0	147.4
2021	53.2	—	—	—	—	—	—	5.5	14.4	14.7	15.4	14.6	3.7	68.3
2022	44.6	—	—	—	—	—	—	—	4.5	12.4	15.2	15.2	3.7	51.0
2023	46.7	—	—	—	—	—	—	—	—	4.2	12.7	15.7	4.2	36.8
2024	43.4	—	—	—	—	—	—	—	—	—	9.5	15.2	4.0	28.7
2025	20.8	—	—	—	—	—	—	—	—	—	—	1.9	1.5	3.4
2026	4.8	—	—	—	—	—	—	—	—	—	—	—	—	—
Subtotal	549.4	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.4	97.4	87.5	20.5	653.8
Total Europe	5,776.9	545.7	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.5	720.9	811.7	212.5	6,719.3
Other markets(4)	951.1	33.9	86.5	103.9	83.7	137.0	135.9	125.4	135.0	215.9	220.5	210.7	50.9	1,539.3
Total PRA Group	$16,701.2	$8,056.4	$1,492.0	$1,512.7	$1,625.2	$1,841.3	$2,005.6	$2,061.8	$1,729.0	$1,660.7	$1,868.6	$2,107.4	$551.9	$26,512.6
(1)Non-U.S. amounts are presented at the average exchange rates during the cash collections period.
(2)Includes the acquisition date finance receivables portfolios acquired through our business acquisitions.
(3)Non-U.S. amounts, including purchase price adjustments that occur throughout the life of a portfolio, are presented at the exchange rate at the end of the respective period of purchase.
(4)Reflects all vintages in South America, Canada and Australia.

LIQUIDITY AND CAPITAL RESOURCES
We actively manage our liquidity to meet our business needs and financial obligations.
Sources of liquidity
Cash and cash equivalents
As of March 31, 2026, cash and cash equivalents totaled $124.8 million, of which $113.7 million was held by international operations with indefinitely reinvested earnings. For additional information about the unremitted earnings of our international subsidiaries, refer to Note 14 to our Consolidated Financial Statements in the 2025 Form 10-K.
Borrowings
As of March 31, 2026, we had the following committed amounts, outstanding borrowings and availability under our financing arrangements (in thousands):

				Composition of Total Availability
	Committed Amounts	Outstanding Borrowings	Total Availability	Based on Current ERC (1)	Additional Availability (2)
North American revolving credit facility	$1,075,000	$547,059	$527,941	$355,383	$172,558
North American term loan	457,611	457,611	—	—	—
European revolving credit facility	883,296	660,283	223,013	223,013	—
UK revolving credit facility	725,000	479,959	245,041	135,862	109,179
Colombian revolving credit facility	2,433	2,433	—	—	—
Senior notes	1,644,560	1,644,560	—	—	—
Debt premium and issuance costs, net	—	(12,738)	—	—	—
Total	$4,787,900	$3,779,167	$995,995	$714,258	$281,737
(1)Available borrowings after calculation of borrowing base, subject to the committed amounts and debt covenants, which may be used for general corporate purposes, including portfolio purchases.
(2)Subject to borrowing base and debt covenants, including advance rates ranging from 35-55% of applicable ERC.
Interest-bearing deposits
As of March 31, 2026, interest-bearing deposits totaled $78.7 million. Under our European revolving credit facility, our interest-bearing deposit funding is limited to SEK 2.2 billion ($232.6 million as of March 31, 2026).
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

As of March 31, 2026, we had forward flow agreements in place with an estimated purchase price of approximately $321.8 million over the next 12 months. This total can vary significantly based on the remaining terms and renewal dates of the agreements and is comprised of $172.6 million in Europe, $132.2 million in the U.S. and $17.0 million in our other markets. These amounts represent our estimated forward flow purchases over the next 12 months under the agreements in place based on projections and other factors, including sellers' estimates of future forward flow sales, and are dependent on actual delivery by the sellers and, in some cases, the impact of foreign exchange rate fluctuations. Accordingly, amounts purchased under these agreements may vary significantly.
Borrowings
As of March 31, 2026, we had $3.8 billion in outstanding borrowings. Our estimated interest, unused fees and principal payments for the next 12 months are $251.0 million. With the exception of $2.5 million in quarterly principal payments on our North American term loan, as of March 31, 2026, principal payments on our borrowings have maturity dates ranging from November 2027 through September 2032. Our financing arrangements include covenants with which we must comply, and as of March 31, 2026, we were in compliance with these covenants. For additional information about our borrowings, refer to Note 5.
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
Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or other methods, subject to market and/or other conditions and applicable regulatory requirements. During the first quarter of 2026, we repurchased 546,681 shares of our common stock at an average price of $18.29 for a total of $10.0 million. As of March 31, 2026, we had $37.7 million remaining for share repurchases under the program, subject to the restrictive covenants mentioned above.
Leases
Our leases have remaining terms ranging from one to approximately seven years. As of March 31, 2026, we had $31.6 million in lease liabilities, of which $6.7 million is due within the next 12 months. For additional information, refer to Note 5 to our Consolidated Financial Statements in the 2025 Form 10-K.
Derivatives
We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of March 31, 2026, we had $4.5 million of derivative liabilities, of which $0.9 million matures within the next 12 months and $3.6 million in 2028. For additional information, refer to Note 6.
Investments
As of March 31, 2026, we held $114.8 million in Swedish treasury securities and $27.2 million in Finnish corporate notes to meet liquidity requirements for our banking subsidiary, AK Nordic AB.

Cash flow analysis
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	First Quarter
	2026	2025	Change
Net cash provided by/(used in):
Operating activities	$24,937	$(52,580)	$77,517
Investing activities	(18,439)	(24,385)	5,946
Financing activities	60,423	85,630	(25,207)
Effect of foreign exchange rates	10,733	14,216	(3,483)
Net increase in cash, cash equivalents and restricted cash	$77,654	$22,881	$54,773
Operating activities
Net cash provided by/(used in) in operating activities mainly reflects the portion of our cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. It does not include cash collections applied to the negative allowance, which are classified as investing activities. Net cash provided by operating activities increased by $77.5 million in Q1 2026 due primarily to lower cash paid for operating expenses and higher cash collections recognized as income.
Investing activities
Net cash used in investing activities decreased by $5.9 million in Q1 2026 due primarily to a decrease in purchases of nonperforming loan portfolios and an increase in recoveries collected and applied to Finance receivables, net, partially offset by an increase in purchases of investments.
Financing activities
Net cash provided by financing activities decreased by $25.2 million in Q1 2026 due primarily to activity within our interest-bearing deposits and the repurchase of $10.0 million shares of our common stock, partially offset by higher net proceeds from credit lines and lower noncontrolling interest distributions in Q1 2026.
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
Our critical accounting estimates include revenue recognition on finance receivables, goodwill and income taxes. For a detailed description of our critical accounting estimates, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the 2025 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For discussion of recent accounting pronouncements and the anticipated effects on our Consolidated Financial Statements, refer to Note 14.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our business is primarily subject to interest rate and foreign currency risk. Our exposure to these risks, as described in Part II, Item 7A in the 2025 Form 10-K, has not changed materially.
Interest rate exposure
Of our $3.8 billion in total borrowings as of March 31, 2026, approximately $1.6 billion was fixed rate debt. Considering these fixed rate borrowings and the interest rate hedges on our variable rate debt, with maturities ranging from 10 months to approximately four years, as of March 31, 2026, 60% of our total debt was either fixed rate or converted to a fixed rate. Based on our debt structure, assuming a 50 basis point decrease/increase in interest rates, interest expense over the following 12 months would decrease/increase by an estimated $7.7 million.
Foreign currency exposure
We operate internationally and enter into transactions denominated in various foreign currencies. During Q1 2026, our revenues from operations outside the U.S. were $157.7 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings as of March 31, 2026, refer to Note 12.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2025 Form 10-K.
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
Share repurchases during the three months ended March 31, 2026 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Remaining Purchase Price for Share Repurchases Under the Program (1)
Period
January 1, 2026 to January 31, 2026	—	$—	—	$47,742
February 1, 2026 to February 28, 2026	—	—	—	47,742
March 1, 2026 to March 31, 2026	546,681	18.29	546,681	37,742
Total	546,681	$18.29	546,681	$37,742
(1)In thousands.
Our credit facilities and the indentures governing our senior notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders and repurchase our common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the first quarter of 2026.
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

10.1*	Form of Restricted Stock Unit Agreement (filed herewith).
10.2*	Form of Performance Stock Unit Agreement (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

May 8, 2026	By:	/s/ Martin Sjolund
Martin Sjolund
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2026	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)