Form 10-Q
period 2026-06-30
PRA GROUP INC
filed 2026-08-07
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
The number of shares of the registrant's common stock outstanding as of July 31, 2026 was 37,648,006.

PRA Group, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
June 30, 2026 and December 31, 2025
(in thousands)

	(unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$132,431	$104,409
Investments	145,473	66,628
Finance receivables, net	4,717,204	4,688,024
Income taxes receivable	20,912	17,702
Deferred tax assets, net	64,936	76,955
Right-of-use assets	27,836	29,206
Property and equipment, net	22,213	24,886
Goodwill	26,871	26,871
Prepaid expenses and other assets	80,891	68,641
Total assets	$5,238,767	$5,103,322
LIABILITIES AND EQUITY
Liabilities
Accrued expenses and accounts payable	$129,175	$131,812
Income taxes payable	36,356	29,845
Deferred tax liabilities, net	32,240	17,064
Lease liabilities	30,681	32,160
Interest-bearing deposits	100,460	106,148
Borrowings	3,759,353	3,697,338
Other liabilities	37,605	48,990
Total liabilities	4,125,870	4,063,357
Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 37,648 shares issued and outstanding as of June 30, 2026; 100,000 shares authorized, 38,453 shares issued and outstanding as of December 31, 2025	376	385
Additional paid-in capital	—	11,474
Retained earnings	1,338,814	1,255,007
Accumulated other comprehensive loss	(293,721)	(287,015)
Total stockholders' equity - PRA Group, Inc.	1,045,469	979,851
Noncontrolling interests	67,428	60,114
Total equity	1,112,897	1,039,965
Total liabilities and equity	$5,238,767	$5,103,322
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three and Six Months Ended June 30, 2026 and 2025
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Portfolio income	$267,799	$250,934	$537,378	$491,892
Changes in expected recoveries	96,924	33,292	140,810	61,214
Total portfolio revenue	364,723	284,226	678,188	553,106
Other revenue	7,451	3,462	8,519	4,201
Total revenues	372,174	287,688	686,707	557,307

Operating expenses
Compensation and benefits	70,377	75,724	141,115	149,047
Legal collection costs	52,525	37,583	100,983	70,977
Legal collection fees	18,386	15,625	35,457	30,855
Agency fees	23,214	22,688	47,795	44,056
Professional and outside services	22,512	21,071	43,396	42,174
Communication	7,664	9,417	16,683	19,894
Rent and occupancy	3,730	3,504	6,988	6,984
Depreciation, amortization and impairment of long-lived assets	4,724	2,503	6,432	6,272
Other operating expenses	15,760	14,462	31,322	27,360
Total operating expenses	218,892	202,577	430,171	397,619
Income from operations	153,282	85,111	256,536	159,688
Other income/(expense)
Interest expense, net	(64,363)	(62,361)	(127,881)	(123,331)
Gain on sale of equity method investment	—	38,403	—	38,403
Foreign exchange gain/(loss), net	(501)	50	553	(1)
Other	(92)	(75)	(346)	(255)
Income before income taxes	88,326	61,128	128,862	74,504
Income tax expense	29,385	15,415	38,149	19,727
Net income	58,941	45,713	90,713	54,777
Net income attributable to noncontrolling interests	1,024	3,339	4,586	8,744
Net income attributable to PRA Group, Inc.	$57,917	$42,374	$86,127	$46,033

Net income per common share attributable to PRA Group, Inc.
Basic	$1.52	$1.08	$2.25	$1.17
Diluted	$1.51	$1.08	$2.24	$1.16
Weighted average number of shares outstanding
Basic	38,104	39,323	38,236	39,436
Diluted	38,303	39,385	38,407	39,536
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months Ended June 30, 2026 and 2025
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$58,941	$45,713	$90,713	$54,777
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(6,094)	90,041	(8,582)	175,339
Cash flow hedges	(2,198)	(6,297)	6,138	(8,239)
Debt securities available-for-sale	128	148	(12)	(33)
Other comprehensive income/(loss)	(8,164)	83,892	(2,456)	167,067
Total comprehensive income	50,777	129,605	88,257	221,844
Comprehensive income attributable to noncontrolling interests	1,980	6,052	8,835	16,151
Comprehensive income attributable to PRA Group, Inc.	$48,797	$123,553	$79,422	$205,693
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2026
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of December 31, 2025	38,453	$385	$11,474	$1,255,007	$(287,015)	$60,114	$1,039,965
Net income	—	—	—	28,210	—	3,562	31,772
Other comprehensive income, net of tax	—	—	—	—	2,416	3,292	5,708
Distributions to noncontrolling interests	—	—	—	—	—	(702)	(702)
Vesting of restricted stock	235	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(547)	(5)	(9,995)	—	—	—	(10,000)
Share-based compensation expense	—	—	4,513	—	—	—	4,513
Employee stock relinquished for payment of taxes	—	—	(2,702)	—	—	—	(2,702)
Balance as of March 31, 2026	38,141	$381	$3,289	$1,283,217	$(284,599)	$66,266	$1,068,554
Net income	—	—	—	57,917	—	1,024	58,941
Other comprehensive income/(loss), net of tax	—	—	—	—	(9,122)	958	(8,164)
Distributions to noncontrolling interests	—	—	—	—	—	(820)	(820)
Vesting of restricted stock	95	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(588)	(6)	(7,674)	(2,320)	—	—	(10,000)
Share-based compensation expense	—	—	4,589	—	—	—	4,589
Employee stock relinquished for payment of taxes	—	—	(203)	—	—	—	(203)
Balance as of June 30, 2026	37,648	$376	$—	$1,338,814	$(293,721)	$67,428	$1,112,897

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2025
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of December 31, 2024	39,510	$395	$17,882	$1,560,149	$(443,394)	$58,575	$1,193,607
Net income	—	—	—	3,659	—	5,405	9,064
Other comprehensive income, net of tax	—	—	—	—	78,481	4,694	83,175
Distributions to noncontrolling interests	—	—	—	—	—	(7,264)	(7,264)
Vesting of restricted stock	142	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,788	—	—	—	3,788
Employee stock relinquished for payment of taxes	—	—	(1,852)	—	—	—	(1,852)
Balance as of March 31, 2025	39,652	$397	$19,816	$1,563,808	$(364,913)	$61,410	$1,280,518
Net income	—	—	—	42,374	—	3,339	45,713
Other comprehensive income, net of tax	—	—	—	—	81,179	2,713	83,892
Distributions to noncontrolling interests	—	—	—	—	—	(7,776)	(7,776)
Vesting of restricted stock	82	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(660)	(7)	(9,993)	—	—	—	(10,000)
Share-based compensation expense	—	—	4,464	—	—	—	4,464
Employee stock relinquished for payment of taxes	—	—	(200)	—	—	—	(200)
Balance as of June 30, 2025	39,074	$391	$14,086	$1,606,182	$(283,734)	$59,686	$1,396,611

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,713	$54,777
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	9,103	8,252
Depreciation, amortization and impairment of long-lived assets	6,432	6,272
Gain on sale of equity method investment	—	(38,403)
Amortization of debt premium and issuance costs	4,239	3,863
Changes in expected recoveries	(140,810)	(61,214)
Deferred income taxes	23,967	(2,733)
Net unrealized foreign currency transaction gain	(943)	(13,055)
Other	(608)	935
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,105)	(6,451)
Accrued expenses, accounts payable and other liabilities	2,668	(17,733)
Net cash used in operating activities	(11,344)	(65,490)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(3,810)	(2,178)
Purchases of nonperforming loan portfolios	(521,713)	(633,308)
Recoveries collected and applied to Finance receivables, net	580,742	554,715
Purchases of investments	(152,233)	(57,898)
Proceeds from sales and maturities of investments	65,504	105,261
Net cash used in investing activities	(31,510)	(33,408)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	357,948	407,127
Principal payments on lines of credit	(264,810)	(245,297)
Principal payments on long-term debt	(5,000)	(5,000)
Repurchases of common stock	(20,000)	(10,000)
Payments of origination costs and fees	(7,748)	(878)
Tax withholdings related to share-based payments	(2,905)	(2,052)
Distributions to noncontrolling interests	(1,522)	(15,040)
Net decrease in interest-bearing deposits	(869)	(22,960)
Net cash provided by financing activities	55,094	105,900
Effect of foreign exchange rates	14,796	20,885
Net increase in cash, cash equivalents and restricted cash	27,036	27,887
Cash, cash equivalents and restricted cash, beginning of period	108,643	107,431
Cash, cash equivalents and restricted cash, end of period	$135,679	$135,318

Supplemental disclosure of cash flow information
Cash paid for interest	$126,959	$132,590
Cash paid for income taxes	8,264	19,551
Reconciliation to Balance Sheet accounts
Cash and cash equivalents	$132,431	$131,592
Restricted cash included in Prepaid expenses and other assets	3,248	3,726
Cash, cash equivalents and restricted cash	$135,679	$135,318

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
Note 2. Finance Receivables, net
Finance receivables, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,717,204	4,688,024
Balance as of end of period	$4,717,204	$4,688,024
Changes in Finance receivables, net for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of period	$4,344,825	$292,269	$4,637,094	$3,986,864	$321,470	$4,308,334
Initial negative allowance for expected recoveries on current period purchases (1)	267,517	29,054	296,571	319,562	26,943	346,505
Recoveries collected and applied to Finance receivables, net (2)	(262,920)	(30,231)	(293,151)	(251,657)	(37,940)	(289,597)
Changes in expected recoveries (3)	77,772	19,152	96,924	25,342	7,950	33,292
Foreign currency translation adjustment	(20,231)	(3)	(20,234)	154,158	9,884	164,042
Balance as of end of period	$4,406,963	$310,241	$4,717,204	$4,234,269	$328,307	$4,562,576

	Six Months Ended June 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of period	$4,383,201	$304,823	$4,688,024	$3,809,723	$331,019	$4,140,742
Initial negative allowance for expected recoveries on current period purchases (1)	470,467	46,954	517,421	593,455	44,752	638,207
Recoveries collected and applied to Finance receivables, net (2)	(518,826)	(61,916)	(580,742)	(483,140)	(71,575)	(554,715)
Changes in expected recoveries (3)	118,126	22,684	140,810	51,667	9,547	61,214
Foreign currency translation adjustment	(46,005)	(2,304)	(48,309)	262,564	14,564	277,128
Balance as of end of period	$4,406,963	$310,241	$4,717,204	$4,234,269	$328,307	$4,562,576
(1) Initial negative allowance for expected recoveries on current period purchases
The initial negative allowance for expected recoveries on purchases made during the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(1,453,783)	$(100,406)	$(1,554,189)	$(1,635,702)	$(87,742)	$(1,723,444)
Writeoffs, net	1,453,783	100,406	1,554,189	1,635,702	87,742	1,723,444
Expected recoveries	267,517	29,054	296,571	319,562	26,943	346,505
Initial negative allowance for expected recoveries on current period purchases	$267,517	$29,054	$296,571	$319,562	$26,943	$346,505

	Six Months Ended June 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(2,644,455)	$(162,128)	$(2,806,583)	$(3,053,673)	$(161,334)	$(3,215,007)
Writeoffs, net	2,644,455	162,128	2,806,583	3,053,673	161,334	3,215,007
Expected recoveries	470,467	46,954	517,421	593,455	44,752	638,207
Initial negative allowance for expected recoveries on current period purchases	$470,467	$46,954	$517,421	$593,455	$44,752	$638,207
The purchase price for purchases made during the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$1,983,813	$145,792	$2,129,605	$2,269,417	$129,842	$2,399,259
Noncredit discount	(262,513)	(16,332)	(278,845)	(314,153)	(15,157)	(329,310)
Allowance for credit losses at acquisition	(1,453,783)	(100,406)	(1,554,189)	(1,635,702)	(87,742)	(1,723,444)
Purchase price	$267,517	$29,054	$296,571	$319,562	$26,943	$346,505

	Six Months Ended June 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$3,571,664	$235,878	$3,807,542	$4,235,481	$231,316	$4,466,797
Noncredit discount	(456,742)	(26,796)	(483,538)	(588,353)	(25,230)	(613,583)
Allowance for credit losses at acquisition	(2,644,455)	(162,128)	(2,806,583)	(3,053,673)	(161,334)	(3,215,007)
Purchase price	$470,467	$46,954	$517,421	$593,455	$44,752	$638,207

(2) Recoveries collected and applied to Finance receivables, net
Recoveries collected and applied to Finance receivables, net for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$519,393	$41,557	$560,950	$491,074	$49,457	$540,531
Amounts reclassified to portfolio income (b)	(256,473)	(11,326)	(267,799)	(239,417)	(11,517)	(250,934)
Recoveries collected and applied to Finance receivables, net	$262,920	$30,231	$293,151	$251,657	$37,940	$289,597

	Six Months Ended June 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$1,033,547	$84,573	$1,118,120	$952,043	$94,564	$1,046,607
Amounts reclassified to portfolio income (b)	514,721	22,657	537,378	468,903	22,989	491,892
Recoveries collected and applied to Finance receivables, net	$518,826	$61,916	$580,742	$483,140	$71,575	$554,715
(a)Includes cash collections, buybacks and other cash-based adjustments.
(b)Reclassifications from Finance receivables, net to Portfolio income based on the effective interest rate of the underlying account pools.
(3) Changes in expected recoveries
Changes in expected recoveries for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$19,138	$3,604	$22,742	$32,316	$7,986	$40,302
Changes in expected future recoveries	58,634	15,548	74,182	(6,974)	(36)	(7,010)
Changes in expected recoveries	$77,772	$19,152	$96,924	$25,342	$7,950	$33,292
Changes in expected recoveries for the three months ended June 30, 2026 were $96.9 million, which included a $74.2 million positive adjustment to changes in expected future recoveries and $22.7 million in recoveries collected in excess of forecast (cash collections overperformance). The Company updated the forecasts for a majority of the pools in its European markets as part of the June 30, 2026 quarterly assessment and calculation of expected future recoveries, which resulted in a positive adjustment to changes in expected future recoveries of approximately $105 million. These forecasts reflected sustained cash collections overperformance across multiple markets; analysis of historical collection trends and expected collection patterns; the increased depth of our data sets; and enhancements made to our analytical processes and forecasting capabilities. This increase in changes in expected future recoveries was partially offset by decreases in the collections forecasts on multiple pools within the Company's other markets and the 2022-2025 U.S. Core pools. Recoveries collected in excess of forecast were due primarily to cash collections overperformance in Europe.
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

Changes in expected recoveries for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six Months Ended June 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$38,330	$7,110	$45,440	$46,606	$10,196	$56,802
Changes in expected future recoveries	79,796	15,574	95,370	5,061	(649)	4,412
Changes in expected recoveries	$118,126	$22,684	$140,810	$51,667	$9,547	$61,214
Changes in expected recoveries for the six months ended June 30, 2026 were $140.8 million, which included a $95.4 million positive adjustment to changes in expected future recoveries and $45.4 million in recoveries received in excess of forecast. As described above, the Company updated the forecasts for a majority of the pools within its European markets as of June 30, 2026, resulting in a positive adjustment to changes in expected future recoveries of approximately $105 million. This increase was partially offset by decreases in the collections forecasts on multiple pools within the Company's other markets. Recoveries collected in excess of forecast were due mainly to collections performance in Europe.
Changes in expected recoveries for the six months ended June 30, 2025 were $61.2 million, which included $56.8 million in recoveries collected in excess of forecast and $4.4 million in changes in expected future recoveries. Recoveries collected in excess of forecast were largely due to cash collections overperformance in Europe and Brazil. Changes in expected future recoveries were primarily due to the impact of increases to the Company's collections forecasts on certain European pools, which was partially offset by decreases to the Company's collections forecasts on the 2023 U.S. Core pool.
Note 3. Investments
Investments consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Debt securities (available-for-sale)
Swedish treasury securities	$117,635	$64,934
Finnish corporate notes	26,483	—
Equity securities
Private equity funds	1,355	1,694
Total investments	$145,473	$66,628
Debt securities
As of June 30, 2026, the Company's investments in debt securities consisted of Swedish treasury securities maturing within one year and Finnish corporate notes maturing in approximately two years. As of June 30, 2026 and December 31, 2025, the amortized cost and fair value of these investments were as follows (in thousands):

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Swedish treasury securities	$117,538	$97	$—	$117,635	$64,825	$109	$64,934
Finnish corporate notes	26,544	—	(61)	26,483	—	—	—

Note 4. Goodwill
Changes in goodwill for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Goodwill	$439,482	$420,715	$439,482	$396,357
Accumulated impairment loss	(412,611)	—	(412,611)	—
Balance as of beginning of period	26,871	420,715	26,871	396,357

Activity during the period
Foreign currency translation	—	18,734	—	43,092

Goodwill	439,482	439,449	439,482	439,449
Accumulated impairment loss	(412,611)	—	(412,611)	—
Balance as of end of period	$26,871	$439,449	$26,871	$439,449
The Company performs an annual impairment test of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist. As of June 30, 2026, the Company determined there were no indicators that goodwill was more-likely-than-not impaired.
Note 5. Borrowings
Borrowings consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
North American revolving credit facility (1)	$565,092	$520,736
North American term loan (2)	455,111	460,111
United Kingdom revolving credit facility (3)	491,946	499,848
European revolving credit facility (4)	618,227	577,335
Colombian revolving credit facility	245	2,611
Credit facility borrowings	2,130,621	2,060,641
2028 senior notes	398,000	398,000
2029 senior notes	350,000	350,000
2030 senior notes	550,000	550,000
2032 senior notes	342,630	352,350
Senior notes	1,640,630	1,650,350
Credit facility borrowings and senior notes	3,771,251	3,710,991
Unamortized debt premium and issuance costs, net	(11,898)	(13,653)
Total borrowings	$3,759,353	$3,697,338
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
(4)Revolving credit facility with an aggregate limit of approximately €730.0 million (subject to the borrowing base and debt covenants, including advance rates), maturing on April 30, 2031.
European revolving credit facility
The Company amended and extended its European revolving credit facility on April 30, 2026, resulting in the extension of the maturity date from November 23, 2027 to April 30, 2031; the reduction of the maximum ERC ratio (as defined in the agreement) from 45.0% to 40.0%; and, subject to certain conditions, the ability of the borrowers to make investments in, or loans to, joint ventures up to an aggregate amount of €100 million.

For additional information about the Company's credit facilities, term loan and senior notes, refer to Note 7 to the Consolidated Financial Statements in the 2025 Form 10-K. The Company was in compliance with the covenants contained in its financing arrangements as of June 30, 2026.
Note 6. Derivatives
The Company periodically enters into interest rate swaps to reduce its exposure to fluctuations in interest rates on variable-rate debt (cash flow hedges) and foreign exchange forward contracts to reduce its exposure to foreign currency exchange rates (economic hedges).
The line-items and fair values for these instruments included in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30, 2026	December 31, 2025
Interest rate swaps (designated as hedging instruments)
Prepaid expenses and other assets	$4,537	$2,190
Other liabilities	4,449	10,323
Foreign exchange forward contracts (not designated as hedging instruments)
Prepaid expenses and other assets	1,247	914
Other liabilities	3,538	2,062
Derivatives designated as hedging instruments
The effects of interest rate swaps designated as cash flow hedging instruments for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Gain/(loss) recognized in OCI, net of tax
	Three Months Ended June 30,		Six Months Ended June 30,
Hedging instrument	2026	2025	2026	2025
Interest rate swaps	$(2,653)	$(4,086)	$5,430	$(4,010)

	Gain/(loss) reclassified from OCI into income
	Three Months Ended June 30,		Six Months Ended June 30,
Included in Income statement line-item	2026	2025	2026	2025
Interest expense, net	$(604)	$2,914	$(940)	$5,577
As of June 30, 2026 and December 31, 2025, the notional amount of outstanding interest rate swaps was $723.1 million and $883.0 million, respectively. These swaps remained highly effective as of June 30, 2026 and have remaining terms ranging from seven months to approximately four years. As of June 30, 2026, the Company estimates that approximately $0.6 million net derivative losses included in other comprehensive income ("OCI") will be reclassified into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The effects of foreign exchange forward contracts not designated as hedging instruments for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Included in Income Statement line-item	2026	2025	2026	2025
Foreign exchange gain/(loss), net	$209	$(17,190)	$8,888	$(15,696)
Interest expense, net	268	150	619	(1)
As of June 30, 2026 and December 31, 2025, the notional amount of outstanding foreign exchange forward contracts was $443.7 million and $444.2 million, respectively.
Offsetting
The Company's policy is to report derivative asset and liability positions on a gross basis. As of June 30, 2026, none of the open derivative positions would have been eligible for offsetting under the terms of the Company's netting agreements.

Note 7. Fair Value
Financial instruments carried at fair value
As of June 30, 2026 and December 31, 2025, financial instruments measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total
June 30, 2026
Assets
Government securities	$117,635	$—	$117,635
Corporate notes	26,483	—	26,483
Derivatives (1)	—	5,784	5,784
Liabilities
Derivatives (1)	—	7,987	7,987
December 31, 2025
Assets
Government securities	$64,934	$—	$64,934
Derivatives (1)	—	3,104	3,104
Liabilities
Derivatives (1)	—	12,385	12,385
(1)Fair value of derivatives is estimated using industry standard valuation models, which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and other factors.
Financial instruments not carried at fair value
As of June 30, 2026 and December 31, 2025, the estimated fair value and carrying amount of financial instruments not carried at fair value were as follows (in thousands):

	Estimated Fair Value
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Carrying Value
June 30, 2026
Financial assets
Cash and cash equivalents	$132,431	$—	$—	$132,431
Finance receivables, net (1)	—	—	4,474,437	4,717,204
Financial liabilities
Interest-bearing deposits (2)	—	100,460	—	100,460
Revolving lines of credit (3)	—	1,675,510	—	1,675,510
Term loan (3) (4)	—	455,111	—	455,111
Senior notes (4) (5)	—	1,642,097	—	1,640,630
December 31, 2025
Financial assets
Cash and cash equivalents	$104,409	$—	$—	$104,409
Finance receivables, net (1)	—	—	4,394,028	4,688,024
Financial liabilities
Interest-bearing deposits (2)	—	106,148	—	106,148
Revolving lines of credit (3)	—	1,600,530	—	1,600,530
Term loan (3) (4)	—	460,111	—	460,111
Senior notes (4) (5)	—	1,652,451	—	1,650,350
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
Note 8. Accumulated Other Comprehensive Loss
Reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Cash flow hedges	Included in Income Statement line-item	2026	2025	2026	2025
Interest rate swaps	Interest expense, net	$(604)	$2,914	$(940)	$5,577
Income tax effect (1)	Income tax expense	149	(703)	232	(1,348)
Total gain/(loss) on cash flow hedges		$(455)	$2,211	$(708)	$4,229
(1)Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.
Changes in Accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended June 30,
	2026				2025
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance as of beginning of period	$(14)	$2,605	$(287,190)	$(284,599)	$24	$169	$(365,106)	$(364,913)
Other comprehensive gain/(loss) before reclassifications	128	(2,653)	(7,052)	(9,577)	148	(4,086)	87,328	83,390
Reclassifications, net	—	455	—	455	—	(2,211)	—	(2,211)
Net current period other comprehensive gain/(loss)	128	(2,198)	(7,052)	(9,122)	148	(6,297)	87,328	81,179
Balance as of end of period	$114	$407	$(294,242)	$(293,721)	$172	$(6,128)	$(277,778)	$(283,734)
(1)Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $0.7 million and $(2.0) million for the three months ended June 30, 2026 and 2025, respectively.

	Six Months Ended June 30,
	2026				2025
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance as of beginning of period	$126	$(5,731)	$(281,410)	$(287,015)	$205	$2,111	$(445,710)	$(443,394)
Other comprehensive gain/(loss) before reclassifications	(12)	5,430	(12,832)	(7,414)	(33)	(4,010)	167,932	163,889
Reclassifications, net	—	708	—	708	—	(4,229)	—	(4,229)
Net current period other comprehensive gain/(loss)	(12)	6,138	(12,832)	(6,706)	(33)	(8,239)	167,932	159,660
Balance as of end of period	$114	$407	$(294,242)	$(293,721)	$172	$(6,128)	$(277,778)	$(283,734)
(1)Net of deferred taxes for unrealized gains from cash flow hedges of $(0.1) million and $(2.0) million for the six months ended June 30, 2026 and 2025, respectively.

9. Stockholders' Equity
In February 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its outstanding common stock. During the three months ended June 30, 2026, the Company repurchased 587,642 shares of its common stock at an average price of $17.02 per share for a total of $10.0 million. During the six months ended June 30, 2026, the Company repurchased 1,134,323 shares of its common stock at an average price of $17.63 per share for a total of $20.0 million. Share repurchases are subject to restrictive covenants contained in the Company's credit facilities and the indentures that govern its senior notes. The Company's practice is to retire the shares it repurchases. As of June 30, 2026, there was $27.7 million remaining for share repurchases under the program. The Company's Board of Directors approved a new share repurchase program on August 3, 2026. For additional information, refer to Note 15.
Note 10. Earnings per Share
The following tables provide a reconciliation between basic earnings per share ("EPS") and diluted EPS for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2026			2025
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$57,917	38,104	$1.52	$42,374	39,323	$1.08
Dilutive effect of nonvested share awards		199	(0.01)		62	—
Diluted EPS	$57,917	38,303	$1.51	$42,374	39,385	$1.08

	Six Months Ended June 30,
	2026			2025
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$86,127	38,236	$2.25	$46,033	39,436	$1.17
Dilutive effect of nonvested share awards		171	(0.01)		100	(0.01)
Diluted EPS	$86,127	38,407	$2.24	$46,033	39,536	$1.16
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
Note 11. Income Taxes
The Company's effective tax rate for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$88,326	$61,128	$128,862	$74,504
Income tax expense	29,385	15,415	38,149	19,727
Effective tax rate	33.3%	25.2%	29.6%	26.5%
The relationship between Income before income taxes and Income tax expense for the three and six months ended June 30, 2026 and 2025 was impacted by the Company's pretax income, mix of income from different taxing jurisdictions and the timing and amount of discrete items.
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

Note 12. Commitments and Contingencies
Forward flow agreements
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from six to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of June 30, 2026, the estimated minimum contractual purchase obligation under forward flow agreements was not significant.
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
As of June 30, 2026, there were no material developments in the legal proceeding disclosed in the 2025 Form 10-K.
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

Segment financial information
Segment operating results and reconciliations to the consolidated totals for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	U.S.	Europe	Total	U.S.	Europe	Total
Revenues from external customers	$150,476	$216,613	$367,089	$137,448	$119,447	$256,895
All other revenues (1)			5,085			30,793
Total consolidated revenues			$372,174			$287,688

Segment expenses (2)
Compensation and benefits	39,197	17,494	56,691	45,403	20,235	65,638
Legal collection expenses	57,237	10,400	67,637	40,717	9,406	50,123
Professional and outside services	12,912	5,061	17,973	13,676	4,536	18,212
Other segment items (3)	23,815	15,512	39,327	20,141	14,547	34,688
Adjusted segment operating income	17,315	168,146	185,461	17,511	70,723	88,234

Reconciliation to consolidated totals
All other operating income and corporate expenses (4)			(32,179)			(3,123)
Income from operations			153,282			85,111
Interest expense, net			(64,363)			(62,361)
Gain on sale of equity method investment			—			38,403
Other, net			(593)			(25)
Income before income taxes			$88,326			$61,128

	Six Months Ended June 30,
	2026			2025
	U.S.	Europe	Total	U.S.	Europe	Total
Revenues from external customers	$307,271	$342,245	$649,516	$273,829	$219,597	$493,426
All other revenues (1)			37,191			63,881
Total consolidated revenues			$686,707			$557,307

Segment expenses (2)
Compensation and benefits	78,694	38,198	116,892	90,896	39,414	130,310
Legal collection expenses	110,377	19,862	130,239	77,579	18,045	95,624
Professional and outside services	24,724	9,540	34,264	26,502	8,721	35,223
Other segment items (3)	45,972	30,279	76,251	43,962	26,067	70,029
Adjusted segment operating income	47,504	244,366	291,870	34,890	127,350	162,240

Reconciliation to consolidated totals
All other operating income and corporate expenses (4)			(35,334)			(2,552)
Income from operations			256,536			159,688
Interest expense, net			(127,881)			(123,331)
Gain on sale of equity method investment			—			38,403
Other, net			207			(256)
Income before income taxes			$128,862			$74,504
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

Other segment balances and reconciliations to the consolidated totals for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	U.S.	Europe	All Other (1)	Consolidated Total
Three months ended June 30, 2026
Interest expense, net	$35,186	$30,756	$(1,579)	$64,363
Depreciation and amortization	927	932	27	1,886
Income tax expense/(benefit)	(2,422)	30,694	1,113	29,385
Three months ended June 30, 2025
Interest expense, net	$38,610	$25,095	$(1,344)	$62,361
Depreciation and amortization	1,671	800	32	2,503
Income tax expense/(benefit)	(4,726)	7,641	12,500	15,415

	U.S.	Europe	All Other (1)	Consolidated Total
Six months ended June 30, 2026
Interest expense, net	$76,292	$54,349	$(2,760)	$127,881
Depreciation and amortization	1,781	1,754	59	3,594
Income tax expense/(benefit)	(2,720)	39,554	1,315	38,149
Six months ended June 30, 2025
Interest expense, net	$76,549	$48,862	$(2,080)	$123,331
Depreciation and amortization	3,887	1,480	74	5,441
Income tax expense/(benefit)	(6,967)	12,862	13,832	19,727
(1)Reflects activity in South America, Canada and Australia. Interest expense, net also includes elimination of intersegment and intercompany interest.

Note 14. Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" ("ASU 2025-09"), which enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: (1) similar risk assessment for cash flow hedges; (2) hedging forecasted interest payments on choose-your-rate debt instruments; (3) cash flow hedges of nonfinancial forecasted transactions; (4) net written options as hedging instruments; and (5) foreign currency denominated debt instrument as hedging instrument and hedged item (dual hedge). This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company early adopted this ASU during the three months ended June 30, 2026, by applying the guidance prospectively without cumulative effect adjustment and amending existing hedge documentation to allow for selection among the different interest rates and tenors available under the Company's cash flow hedges of its variable-rate debt.
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
Note 15. Subsequent Event
On August 3, 2026, the Company's Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $150 million of its outstanding common stock. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 or other methods, subject to market and/or other conditions, applicable regulatory requirements and the restrictive covenants contained in the Company's credit facilities and the indentures that govern its senior notes. The new share repurchase program does not obligate the Company to repurchase any specified amount of shares, remains subject to the discretion of the Board of Directors and may be modified, suspended or discontinued at any time.

The amount and timing of any share repurchases under the new share repurchase program also depend on several other factors, including the Company's capital allocation priorities; financial performance; leverage and liquidity levels; the price of the Company's common stock; and market conditions.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical fact are forward-looking statements, including statements regarding cash collection trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans, strategies and anticipated events or trends. Our results could differ materially from those expressed or implied by such forward-looking statements, or our forward-looking statements could be wrong, as a result of risks, uncertainties and assumptions, including the following:
•a deterioration in general business and economic conditions, including from ongoing geopolitical conflicts and instability in the Middle East;
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
Second quarter and year-to-date business trends and results
During the second quarter of 2026, we continued to execute against our PRA 3.0 strategic plan and generated continued cash collections growth while maintaining disciplined cost management and investing in future growth initiatives. We purchased $296.6 million in portfolios during the quarter and generated higher net income. Our results for the period included the following:
•Second quarter Net income attributable to PRA Group, Inc. of $57.9 million, an increase of $15.5 million compared to the prior year period.
•Year-to-date Net income attributable to PRA Group, Inc. of $86.1 million, an increase of $40.1 million compared to the prior year period.
•Adjusted EBITDA of $1.4 billion for the last 12 months, an increase of 9.6% compared to the prior 12 month period ("Adjusted EBITDA" is a non-GAAP financial measure; refer to section "Non-GAAP Financial Measures" below).
•Continued geographic diversification, with the U.S. and Europe accounting for 40.4% and 54.0%, respectively, of June 30, 2026 total estimated remaining collections ("ERC") of $8.9 billion. Driven by sustained cash collections overperformance, we updated the forecasts for the majority of our European pools as of June 30, 2026, which contributed to an increase in European ERC of $348.5 million (refer to Note 2).
•A second wave of cost reductions to simplify our U.S. business and drive further savings; and further consolidation of our U.S. call center footprint and offshore third-party collection agencies.
•Maintenance of a diversified capital structure, consistent with our targeted leverage and liquidity objectives. We refinanced our European revolving credit facility in April 2026 for an additional five years and repurchased $10.0 million and $20.0 million shares of our common stock during the second quarter and year-to-date, respectively.
Market environment
In the U.S., credit card balances have remained elevated and charge-off rates continued to support portfolio supply. In Europe, there has been an increase in portfolio supply, and we continued to observe stability in customer payment activity in both the U.S. and Europe during the second quarter of 2026.

SELECTED CONSOLIDATED FINANCIAL DATA

As of or for the period ended (in thousands, except per share, ratio and headcount data)	Second Quarter			Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Income statement
Portfolio income	$267,799	$250,934	6.7%	$537,378	$491,892	9.2%
Changes in expected recoveries	96,924	33,292	191.1	140,810	61,214	130.0
Total revenues	372,174	287,688	29.4	686,707	557,307	23.2
Total operating expenses	218,892	202,577	8.1	430,171	397,619	8.2
Interest expense, net	64,363	62,361	3.2	127,881	123,331	3.7
Net income attributable to PRA Group, Inc.	57,917	42,374	36.7	86,127	46,033	87.1
Adjusted net income attributable to PRA (1)	57,917	12,688	356.5	86,127	16,347	426.9
Diluted earnings per share	1.51	1.08	39.8	2.24	1.16	93.1
Performance data and ratios
Net income/(loss) attributable to PRA Group, Inc. (last 12 months)	$(265,048)	$91,643	(389.2)%
Adjusted net income attributable to PRA (last 12 months) (1)	142,361	61,957	129.8
Adjusted EBITDA (last 12 months) (2)	1,358,913	1,240,092	9.6
Cash efficiency ratio (3)	61.2%	62.4%		61.5%	61.7%
Return on average Total stockholders' equity - PRA Group, Inc. ("ROE") (4)	22.6	13.3		17.1	7.5
Return on average tangible equity ("ROATE") (5)	23.3	20.0		17.6	11.4
Adjusted return on average tangible equity ("Adjusted ROATE") (6)	23.3	6.0		17.6	4.0
Portfolio volumes
Portfolio purchases	$296,571	$346,505	(14.4)%	$517,421	$638,207	(18.9)%
Cash collections	558,545	536,288	4.2	1,110,473	1,033,724	7.4
Estimated remaining collections (period-end)	8,894,515	8,294,310	7.2
Credit facility availability (period-end)
Based on current ERC	$733,096	$521,613	40.5%
Additional availability	265,372	319,057	(16.8)
Total availability	998,468	840,670	18.8
Balance sheet (period-end)
Finance receivables, net	$4,717,204	$4,562,576	3.4%
Borrowings	3,759,353	3,614,208	4.0
Total stockholders' equity - PRA Group, Inc.	1,045,469	1,336,925	(21.8)
Headcount (period-end)
Full-time equivalents	2,417	2,897	(16.6)%
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
(3)Calculated by dividing cash receipts less operating expenses by cash receipts, both of which are determined based on GAAP.
(4)ROE is calculated by dividing annualized Net income attributable to PRA Group, Inc., by average Total stockholders' equity - PRA Group, Inc.
(5)ROATE is a non-GAAP financial measure calculated by dividing annualized Net income attributable to PRA Group, Inc. by average Total stockholders' equity - PRA Group, Inc. less average goodwill and average other intangible assets ("Average tangible equity"), which is also a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
(6)Adjusted ROATE is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.

RESULTS OF OPERATIONS
Three months ended June 30, 2026 ("Second Quarter 2026" or "Q2 2026") compared to three months ended June 30, 2025 ("Second Quarter 2025" or "Q2 2025"); and six months ended June 30, 2026 ("Year-to-Date 2026") compared to six months ended June 30, 2025 ("Year-to-Date 2025").
Consolidated and business segment results
Portfolio purchases
Portfolio purchases were as follows (in thousands, except percentages):

	Second Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
U.S.	$109,447	$182,326	$(72,879)	(40.0)%	$227,959	$343,288	$(115,329)	(33.6)%
Europe	174,437	147,222	27,215	18.5	265,989	260,468	5,521	2.1
Other markets (1)	12,687	16,957	(4,270)	(25.2)	23,473	34,451	(10,978)	(31.9)
Total portfolio purchases	$296,571	$346,505	$(49,934)	(14.4)%	$517,421	$638,207	$(120,786)	(18.9)%
(1)Reflects portfolio purchases in South America, Canada and Australia.
We use a global investment framework to optimize the deployment of capital across our markets with a focus on net returns. Our total portfolio purchases in Q2 2026 decreased by $49.9 million, or 14.4%, compared to Q2 2025. Year-to-date 2026 portfolio purchases decreased by $120.8 million, or 18.9%, compared to the prior year period. Total purchases of $296.6 million in Q2 2026 were consistent with our expectations and net return requirements. The Q2 2026 and year-to date 2026 purchase price multiples ("PPMs") for our global Core vintage were 1.99x and 1.98x, respectively. PPMs can vary due to factors contributing to the cost to collect, including the loan type and age, geography and collections strategy, in addition to competitive and market dynamics. Our focus continues to be on net returns, which considers the amount and timing of the projected cash collections, estimated costs to collect, funding costs, risk and agreement terms.
•U.S.: Q2 2026 portfolio purchases decreased by $72.9 million as we remained disciplined in our purchasing and long-term approach focused on net returns. Year-to-date 2026 portfolio purchases decreased by $115.3 million compared to the prior year period. The Q2 2026 PPM for our U.S. Core vintage of 2.16x was an increase compared to the first quarter of 2026. The year-to-date 2026 PPM for our U.S. Core vintage was 2.08x.
•Europe: Q2 2026 portfolio purchases increased by $27.2 million as we continued to invest in portfolios that met our return requirements. Year-to-date 2026 portfolio purchases increased by $5.5 million compared to the prior year period. The Q2 2026 and year-to-date 2026 PPMs for our European Core vintage were 1.87x.

Cash collections
Cash collections were as follows (in thousands, except percentages):

	Second Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
U.S.
Call center/other	$119,537	$134,801	$(15,264)	(11.3)%	$246,929	$264,056	$(17,127)	(6.5)%
Legal	150,141	119,055	31,086	26.1	291,158	230,267	60,891	26.4
Core	269,678	253,856	15,822	6.2	538,087	494,323	43,764	8.9
Insolvency	21,434	21,175	259	1.2	41,575	41,764	(189)	(0.5)
Cash collections - U.S.	291,112	275,031	16,081	5.8	579,662	536,087	43,575	8.1
Europe
Call center/other	118,377	108,881	9,496	8.7	236,426	211,289	25,137	11.9
Legal	82,043	76,772	5,271	6.9	156,013	138,734	17,279	12.5
Core	200,420	185,653	14,767	8.0	392,439	350,023	42,416	12.1
Insolvency	17,658	24,609	(6,951)	(28.2)	38,205	45,814	(7,609)	(16.6)
Cash collections - Europe	218,078	210,262	7,816	3.7	430,644	395,837	34,807	8.8
Other markets (1)	49,355	50,995	(1,640)	(3.2)	100,167	101,800	(1,633)	(1.6)
Total cash collections	$558,545	$536,288	$22,257	4.2%	$1,110,473	$1,033,724	$76,749	7.4%
(1)Reflects cash collections in South America, Canada and Australia.
Our total cash collections in Q2 2026 increased by $22.3 million, or 4.2%, compared to Q2 2025. Year-to-date 2026 cash collections increased by $76.7 million, or 7.4%, compared to the prior year period. Total collections of $558.5 million in Q2 2026 exceeded our expectations for the quarter.
•U.S.: Q2 2026 cash collections increased by $16.1 million driven by a $31.1 million increase in legal collections due to higher volume, partially offset by a net decrease of $15.3 million from call center and other channels. Digital cash collections continued to increase driven by an expansion of our customer engagement within this channel. Year-to-date 2026 cash collections increased by $43.6 million driven by a $60.9 million increase in legal collections, partially offset by a net decrease of $17.1 million from call center and other channels.
•Europe: Q2 2026 cash collections increased by $7.8 million driven by increases distributed broadly across our markets and was due, in part, to favorable foreign exchange rate variation. Year-to-date 2026 cash collections in Europe increased by $34.8 million due to similar factors.

Portfolio revenue
Total portfolio revenue was as follows (in thousands, except percentages):

	Second Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
U.S.	$143,327	$134,081	$9,246	6.9%	$299,313	$269,887	$29,426	10.9%
Europe	216,402	119,353	97,049	81.3	341,837	219,339	122,498	55.8
Other markets (1)	4,994	30,792	(25,798)	(83.8)	37,038	63,880	(26,842)	(42.0)
Total portfolio revenue	$364,723	$284,226	$80,497	28.3%	$678,188	$553,106	$125,082	22.6%

By component
Portfolio income	$267,799	$250,934	$16,865	6.7%	$537,378	$491,892	$45,486	9.2%
Recoveries collected in excess of forecast	22,742	40,302	(17,560)	(43.6)	45,440	56,802	(11,362)	(20.0)
Changes in expected future recoveries	74,182	(7,010)	81,192	(1158.2)	95,370	4,412	90,958	2061.6
Changes in expected recoveries	96,924	33,292	63,632	191.1	140,810	61,214	79,596	130.0
Total portfolio revenue	$364,723	$284,226	$80,497	28.3%	$678,188	$553,106	$125,082	22.6%
(1)Reflects portfolio revenue in South America, Canada and Australia.
Our total portfolio revenue in Q2 2026 increased by $80.5 million, or 28.3%, compared to Q2 2025. Year-to-date 2026 portfolio revenue increased by $125.1 million, or 22.6%, compared to the prior year period. These increases were driven by higher Changes in expected recoveries, which increased by $63.6 million for the quarter and $79.6 million year-to-date, and higher Portfolio income, which increased by $16.9 million for the quarter and $45.5 million year-to-date. Portfolio income, the yield component of our revenue, which is more predictable than Changes in expected recoveries, increased by 6.7% for the quarter and 9.2% year-to-date.
•U.S.: Q2 2026 portfolio revenue increased by $9.2 million due to increases of $5.0 million in Portfolio income and $4.2 million in Changes in expected recoveries. The increase in Portfolio income was due primarily to improved pricing. Changes in expected recoveries for Q2 2026 were mainly impacted by decreases in the collections forecasts on the 2022-2025 Core pools. The increase in Changes in expected recoveries was due primarily to a lower net decrease in the collections forecasts for certain U.S. Core pools compared to the prior year period. Net overperformance for Q2 2026 was driven mainly by the 2025 Core pool and net overperformance on the Insolvency pools, partially offset by underperformance on the 2022-2024 Core pools. The decrease in cash collections overperformance was primarily due to lower net overperformance on certain U.S. Core pools compared to the prior year period. Year-to-date 2026 portfolio revenue increased by $29.4 million due to increases of $16.1 million in Portfolio income and $13.3 million in Changes in expected recoveries. The increase in portfolio income was due primarily to improved pricing. The increase in Changes in expected recoveries was due to a lower net decrease in the collections forecasts on certain U.S. Core pools compared to Q2 2025 and net overperformance in Q2 2026 compared to net underperformance in Q2 2025.
•Europe: Q2 2026 portfolio revenue increased by $97.0 million due to increases of $88.4 million in Changes in expected recoveries and $8.6 million in Portfolio income. Changes in expected recoveries were impacted by net increases in the collections forecasts in most markets in both Q2 2026 and Q2 2025. The higher net increase in the current year period was driven by updates to the forecasts for a majority of the pools in our European markets (for additional information, refer to Note 2). This increase was partially offset by lower net overperformance in Q2 2026 compared to Q2 2025 in certain European markets. The increase in Portfolio income was driven by increases in several markets due to higher recent purchasing and was due, in part, to favorable foreign exchange rate variation. Year-to-date 2026 portfolio revenue increased by $122.5 million due to similar factors, reflecting increases of $99.8 million in Changes in expected recoveries and $22.7 million in Portfolio income.
•Other Markets: Q2 2026 and year-to-date 2026 portfolio revenue decreased by $25.8 million and $26.8 million, respectively, due primarily to higher net decreases in in the collections forecasts on certain pools within these markets.

Operating expenses
Operating expenses were as follows (in thousands, except percentages):

	Second Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
U.S.	$146,245	$129,543	$16,702	12.9%	$282,166	$258,086	$24,080	9.3%
Europe	50,335	49,499	836	1.7	102,037	93,797	8,240	8.8
Other markets (1)	22,312	23,535	(1,223)	(5.2)	45,968	45,736	232	0.5
Total operating expenses	$218,892	$202,577	$16,315	8.1%	$430,171	$397,619	$32,552	8.2%
By component
Compensation and benefits	$70,377	$75,724	$(5,347)	(7.1)%	$141,115	$149,047	$(7,932)	(5.3)%
Legal collection costs (2)	52,525	37,583	14,942	39.8	100,983	70,977	30,006	42.3
Legal collection fees (3)	18,386	15,625	2,761	17.7	35,457	30,855	4,602	14.9
Agency fees (4)	23,214	22,688	526	2.3	47,795	44,056	3,739	8.5
Professional and outside services	22,512	21,071	1,441	6.8	43,396	42,174	1,222	2.9
Communication (5)	7,664	9,417	(1,753)	(18.6)	16,683	19,894	(3,211)	(16.1)
Rent and occupancy	3,730	3,504	226	6.4	6,988	6,984	4	0.1
Depreciation, amortization and impairment of long-lived assets	4,724	2,503	2,221	88.7	6,432	6,272	160	2.6
Other operating expenses (6)	15,760	14,462	1,298	9.0	31,322	27,360	3,962	14.5
Total operating expenses	$218,892	$202,577	$16,315	8.1%	$430,171	$397,619	$32,552	8.2%
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
Our Total operating expenses increased by $16.3 million, or 8.1%, compared to Q2 2025. Year-to-date 2026 operating expenses increased by $32.6 million, or 8.2%, compared to the prior year period.
•U.S.: Q2 2026 operating expenses increased by $16.7 million due primarily to an increase in Legal collection costs associated with the expansion in activity in our legal collections channel and costs of $4.9 million associated with the reorganization of our U.S. business. The reorganization-related costs consisted of $2.0 million in severance expenses related to a corporate and overhead headcount reduction and $3.0 million in real estate impairment and other expenses related to site consolidation of our onshore owned and leased call centers. These increases were partially offset by a decrease in Compensation and benefits driven by workforce reduction initiatives implemented over the past 12 months and a decrease in Communication costs due to the use of more cost-efficient digital collection strategies. Year-to-date 2026 operating expenses increased by $24.1 million, or 9.3%, due to similar factors.
•Europe: Q2 2026 operating expenses were stable compared to the prior year period. Year-to-date 2026 operating expenses increased by $8.2 million, or 8.8%, driven primarily by increases in Other operating expenses, Legal collection costs and Compensation and benefits expense associated with organizational changes and higher non-collector wage costs.

Interest expense, net
Interest expense, net was as follows (in thousands, except percentages):

	Second Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest on revolving credit facilities and term loan, and unused line fees	$35,325	$38,534	$(3,209)	(8.3)%	$69,303	$75,116	$(5,813)	(7.7)%
Interest on senior notes	30,265	24,911	5,354	21.5	60,501	49,823	10,678	21.4
Amortization of debt premium and issuance costs, net	2,055	1,962	93	4.7	4,239	3,863	376	9.7
Interest income	(3,282)	(3,046)	(236)	(7.7)	(6,162)	(5,471)	(691)	12.6
Interest expense, net	$64,363	$62,361	$2,002	3.2%	$127,881	$123,331	$4,550	3.7%
Our Interest expense, net increased by $2.0 million, or 3.2%, compared to Q2 2025. Year-to-date 2026 interest expense increased by $4.6 million, or 3.7%, compared to the prior year period. These increases were due primarily to higher average debt balances.
Foreign exchange gain/(loss), net
Foreign exchange gain/(loss), net, includes the remeasurement of our foreign currency transactions and changes in the fair value of foreign exchange forward contracts used to economically hedge a portion of our remeasurement exposure. Foreign exchange gain/(loss), net included the following components (in thousands, except percentages):

	Second Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Foreign currency transaction gains/(losses)	$(710)	$17,240	$(17,950)	(104.1)%	$(8,335)	$15,695	$(24,030)	(153.1)%
Foreign exchange forward gains/(losses)	209	(17,190)	17,399	101.2	8,888	(15,696)	24,584	156.6
Foreign exchange gain/(loss), net	$(501)	$50	$(551)	(1,102.0)%	$553	$(1)	$554	55,400.0%
In addition to normal rate fluctuations and ongoing execution of our risk management strategies, our net foreign exchange result may be impacted by elevated volatility in the underlying exchange rates. For additional information about our foreign exchange forward gains/(losses), refer to Note 6.
Income tax expense
Income tax expense and our effective tax rate were as follows (in thousands, except percentages):

	Second Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax expense	$29,385	$15,415	$13,970	90.6%	$38,149	$19,727	$18,422	93.4%
Effective tax rate	33.3%	25.2%			29.6%	26.5%
Our Income tax expense increased by $14.0 million, or 90.6%, compared to Q2 2025, and our effective tax rate was 33.3% in Q2 2026 compared to 25.2% in Q2 2025. These results were primarily due to the increase in our pretax income, the mix of income from different taxing jurisdictions and the timing and amount of discrete items. Year-to-date 2026 Income tax expense increased by $18.4 million, or 93.4%, and our year-to-date 2026 effective tax rate was 29.6%, which included the reversal of a $3.2 million tax accrual during the first quarter of 2026.
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

Adjusted segment operating income for our U.S. and European businesses was as follows (in thousands, except percentages):

	U.S.				Europe
	Second Quarter				Second Quarter
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues from external customers	$150,476	$137,448	$13,028	9.5%	$216,613	$119,447	$97,166	81.3%
Segment expenses (1)
Compensation and benefits	39,197	45,403	(6,206)	(13.7)	17,494	20,235	(2,741)	(13.5)
Legal collection expenses	57,237	40,717	16,520	40.6	10,400	9,406	994	10.6
Professional and outside services	12,912	13,676	(764)	(5.6)	5,061	4,536	525	11.6
Other segment items (2)	23,815	20,141	3,674	18.2	15,512	14,547	965	6.6
Adjusted segment operating income	$17,315	$17,511	$(196)	(1.1)%	$168,146	$70,723	$97,423	137.8%

	U.S.				Europe
	Year-to-Date				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues from external customers	$307,271	$273,829	$33,442	12.2%	$342,245	$219,597	$122,648	55.9%
Segment expenses (1)
Compensation and benefits	78,694	90,896	(12,202)	(13.4)	38,198	39,414	(1,216)	(3.1)
Legal collection expenses	110,377	77,579	32,798	42.3	19,862	18,045	1,817	10.1
Professional and outside services	24,724	26,502	(1,778)	(6.7)	9,540	8,721	819	9.4
Other segment items (2)	45,972	43,962	2,010	4.6	30,279	26,067	4,212	16.2
Adjusted segment operating income	$47,504	$34,890	$12,614	36.2%	$244,366	$127,350	$117,016	91.9%
(1)Amounts include intersegment and intercompany expenses, which are not material, and exclude certain unallocated corporate personnel, administrative and other overhead expenses.
(2)Primarily reflects Communication expenses, Agency fees and Other operating expenses.
•U.S.: Q2 2026 Adjusted segment operating income was stable compared to the prior year period, reflecting an increase in segment revenues, partially offset by an increase in segment expenses. Year-to-date 2026 Adjusted segment operating income increased by $12.6 million, or 36.2%, due to similar factors.
•Europe: Q2 2026 Adjusted segment operating income increased by $97.4 million due primarily to an increase in segment revenues. Year-to-date 2026 Adjusted segment operating income increased by $117.0 million, or 91.9%, reflecting an increase in segment revenues, partially offset by an increase in segment expenses.
Refer to the above discussions of portfolio revenue and operating expenses for additional information.
Consolidated balance sheet
Investments
Investments were $145.5 million as of June 30, 2026, an increase of $78.8 million compared to December 31, 2025. The increase reflects purchases of government securities and corporate notes by our banking subsidiary, AK Nordic AB. Our banking subsidiary is part of our European operations, and it expects to continue to operate with higher levels of liquidity moving forward.
Finance receivables, net
Finance receivables, net were $4.7 billion as of June 30, 2026, increasing marginally compared to December 31, 2025. Compared to June 30, 2025, Finance receivables, net increased $154.6 million, or 3.4%, due to portfolio purchases of $1.1 billion and Changes in expected recoveries of $256.0 million, partially offset by $1.1 billion of recoveries collected and applied to Finance receivables, net, and foreign currency translation of $64.0 million.
Borrowings
Borrowings were $3.8 billion as of June 30, 2026, an increase of $62.0 million compared to December 31, 2025. Compared to June 30, 2025, Borrowings increased $145.1 million, or 4.0%, primarily to fund portfolio purchases, and to a lesser extent, the purchases of investments.

NON-GAAP FINANCIAL MEASURES
We report our financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, our management also uses certain non-GAAP financial measures, including the non-GAAP financial measures referred to below, internally to evaluate our performance and set performance goals. We believe these non-GAAP financial measures are useful to investors in evaluating our performance and operational effectiveness and provide for greater comparability. These non-GAAP financial measures should not be considered as an alternative to the most directly comparable financial measure determined in accordance with GAAP and may not be comparable to the calculation of similarly titled financial measures reported by other companies. Included below are reconciliations of the non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
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

	Adjusted EBITDA Reconciliation
	Last 12 Months	Year Ended
	June 30, 2026	December 31, 2025
Net loss attributable to PRA Group, Inc.	$(265,048)	$(305,142)
Adjustments:
Income tax expense	65,157	46,735
Foreign exchange gain	(1,309)	(755)
Interest expense, net	256,338	251,788
Other expense (1)	427	336
Depreciation and amortization	7,188	9,035
Impairment of real estate	3,411	1,404
Goodwill impairment	412,611	412,611
Net income attributable to noncontrolling interests	11,010	15,168
Gain on sale of equity method investment	—	(38,403)
Recoveries collected and applied to Finance receivables, net less Changes in expected recoveries	869,128	922,697
Adjusted EBITDA	$1,358,913	$1,315,474
(1)Reflects non-operating expenses.
Adjusted net income attributable to PRA, ROATE and Adjusted ROATE
Adjusted net income attributable to PRA is calculated as Net income/(loss) attributable to PRA Group, Inc. excluding the impact of certain transactions that are unusual or infrequent in nature and not reflective of our ongoing operations.
ROATE is calculated by dividing annualized Net income/(loss) attributable to PRA Group, Inc. by Average tangible equity. Adjusted ROATE is calculated by dividing Adjusted net income/(loss) attributable to PRA by Average tangible equity.

The following table provides a reconciliation of Total stockholders' equity - PRA Group, Inc. as reported in accordance with GAAP to Average tangible equity, a reconciliation of Net income/(loss) attributable to PRA Group, Inc. to Adjusted net income attributable to PRA Group, Inc., and provides our ROE, ROATE and Adjusted ROATE for the periods indicated (in thousands, except for ratio data):

			Average Tangible Equity Reconciliation (1)
	Balance as of Period End		Second Quarter		Year-to-Date
	June 30, 2026	June 30, 2025	2026	2025	2026	2025
Total stockholders' equity - PRA Group, Inc.	$1,045,469	$1,336,925	$1,023,879	$1,278,016	$1,009,202	$1,230,355
Goodwill	26,871	439,449	26,871	430,082	26,871	418,840
Other intangible assets	1,282	1,541	1,313	1,515	1,354	1,494
Average tangible equity			$995,695	$846,419	$980,977	$810,021
(1)Amounts represent the average balances for the respective periods.
			ROE and ROATE (2)
			Second Quarter		Year-to-Date
			2026	2025	2026	2025
Net income attributable to PRA Group, Inc.			$57,917	$42,374	$86,127	$46,033
ROE			22.6%	13.3%	17.1%	7.5%
ROATE			23.3	20.0	17.6	11.4
(2)Based on annualized Net income attributable to PRA Group, Inc.

	Adjusted Net Income Attributable to PRA Group, Inc. Reconciliation
			Adjusted ROATE (3)
	Last 12 Months		Second Quarter		Year-to-Date
	June 30, 2026	June 30, 2025	2026	2025	2026	2025
Net income/(loss) attributable to PRA Group, Inc.	$(265,048)	$91,643	$57,917	$42,374	$86,127	$46,033
Gain on sale of equity method investment	—	(38,403)	—	(38,403)	—	(38,403)
Goodwill impairment	412,611	—	—	—	—	—
Tax effect of adjusting items (4)	(5,202)	8,717	—	8,717	—	8,717
Adjusted net income attributable to PRA Group, Inc.	$142,361	$61,957	$57,917	$12,688	$86,127	$16,347
Adjusted ROATE			23.3%	6.0%	17.6%	4.0%

(3) Based on annualized Adjusted net income attributable to PRA Group, Inc.
(4) Based on the annual effective tax rate and pretax income excluding the the effect of the adjusting items.

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
Estimated remaining collections
The following table displays our ERC by year as of June 30, 2026 (in thousands):

	U.S.	Europe (1)	Other Markets (2)	Total
2027	$1,051,285	$760,658	$158,795	$1,970,738
2028	793,932	638,802	110,487	1,543,221
2029	527,207	542,071	74,452	1,143,730
2030	360,952	459,957	52,232	873,141
2031	250,556	392,347	36,246	679,149
2032	173,088	338,569	23,947	535,604
2033	122,927	295,510	16,555	434,992
2034	89,005	259,369	9,561	357,935
2035	65,206	228,619	5,290	299,115
2036	48,311	202,831	2,930	254,072
Thereafter	110,352	687,449	5,017	802,818
Total ERC	$3,592,821	$4,806,182	$495,512	$8,894,515
(1)Reflects ERC of $1.8 billion for the UK, $1.4 billion for Central Europe, $1.0 billion for Northern Europe and $607.6 million for Southern Europe.
(2)Reflects ERC in South America, Canada and Australia.

Purchase Price Multiples
as of June 30, 2026
(in thousands, except percentages)
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple
U.S. Core
1996-2015	$2,736,875	$7,509,514	$88,885	274%	223%
2016	400,545	820,678	31,073	205%	195%
2017	511,902	1,168,691	63,472	228%	193%
2018	604,669	1,376,064	87,769	228%	199%
2019	432,222	1,017,231	64,379	235%	209%
2020	415,384	940,625	80,613	226%	215%
2021	339,885	602,989	108,705	177%	191%
2022	275,433	429,264	124,219	156%	164%
2023	506,319	942,514	405,841	186%	191%
2024	727,672	1,679,034	993,374	231%	211%
2025	531,021	1,160,216	920,909	218%	216%
2026	195,696	407,198	392,750	208%	208%
Subtotal	7,677,623	18,054,018	3,361,989
U.S. Insolvency
1996-2015	1,472,385	2,806,860	—	191%	154%
2016	67,454	85,680	12	127%	124%
2017	275,257	359,737	126	131%	125%
2018	97,879	137,413	34	140%	127%
2019	120,845	164,637	90	136%	128%
2020	62,130	90,396	1,343	145%	136%
2021	54,898	73,841	3,209	135%	136%
2022	33,442	48,002	9,676	144%	139%
2023	61,242	80,697	33,878	132%	136%
2024	68,168	99,458	52,263	146%	149%
2025	59,091	93,346	79,735	158%	160%
2026	32,264	51,036	50,466	158%	158%
Subtotal	2,405,055	4,091,103	230,832
Total U.S.	10,082,678	22,145,121	3,592,821
Europe Core
2012-2015	1,225,893	3,793,428	693,140	309%	190%
2016	333,090	636,868	169,208	191%	167%
2017	252,174	375,695	82,828	149%	144%
2018	341,775	589,860	158,170	173%	148%
2019	518,610	917,830	287,242	177%	152%
2020	324,119	617,610	208,905	191%	172%
2021	412,411	743,743	334,084	180%	170%
2022	359,447	593,873	344,363	165%	162%
2023	410,593	750,983	482,569	183%	169%
2024	451,786	812,676	641,676	180%	180%
2025	512,533	938,291	790,093	183%	185%
2026	247,303	461,433	447,812	187%	187%
Subtotal	5,389,734	11,232,290	4,640,090
Europe Insolvency
2014-2015	29,849	49,127	—	165%	135%
2016	39,338	60,180	2,051	153%	130%
2017	39,235	54,033	1,161	138%	128%
2018	44,908	53,667	622	120%	123%
2019	77,218	115,235	3,878	149%	130%
2020	105,440	162,142	4,144	154%	129%
2021	53,230	82,097	7,770	154%	134%
2022	44,604	68,715	19,227	154%	137%
2023	46,558	74,356	35,647	160%	138%
2024	43,459	72,755	44,187	167%	147%
2025	20,760	30,862	25,485	149%	145%
2026	14,420	22,458	21,920	156%	156%
Subtotal	559,019	845,627	166,092
Total Europe	5,948,753	12,077,917	4,806,182
Other markets (5)	963,416	2,208,916	495,513	229%	204%
Total PRA Group	$16,994,847	$36,431,954	$8,894,515
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
(4)Non-U.S. amounts are presented at the June 30, 2026 exchange rate.
(5)Reflects all vintages in South America, Canada and Australia.

	Portfolio Financial Information (1)
	(in thousands)
	June 30, 2026 (year-to-date)				As of June 30, 2026
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables (3)
U.S. Core
1996-2015	$20,689	$10,589	$6,121	$16,710	$29,450
2016	5,175	2,958	340	3,298	13,032
2017	10,193	6,227	(1,249)	4,978	25,041
2018	16,399	7,906	1,328	9,234	42,763
2019	12,951	6,560	(771)	5,789	30,599
2020	17,289	8,301	(1,029)	7,272	40,157
2021	19,667	9,619	(1,052)	8,567	54,296
2022	21,478	8,915	(4,280)	4,635	72,290
2023	75,573	34,498	(10,805)	23,693	216,652
2024	191,009	91,298	9,645	100,943	521,294
2025	133,216	84,546	1,459	86,005	474,993
2026	14,448	13,730	(632)	13,098	194,158
Subtotal	538,087	285,147	(925)	284,222	1,714,725
U.S. Insolvency
1996-2015	406	—	405	405	—
2016	59	2	38	40	11
2017	376	17	243	260	111
2018	270	4	211	215	33
2019	754	10	556	566	88
2020	880	94	168	262	1,186
2021	3,965	321	(384)	(63)	3,053
2022	4,368	668	96	764	8,821
2023	9,447	1,999	343	2,342	29,679
2024	12,048	4,187	46	4,233	41,062
2025	8,432	5,485	(613)	4,872	55,943
2026	570	1,005	188	1,193	32,709
Subtotal	41,575	13,792	1,297	15,089	172,696
Total U.S.	579,662	298,939	372	299,311	1,887,421
Europe Core
2012-2015	61,643	33,175	63,974	97,149	180,405
2016	13,511	5,487	20,775	26,262	91,080
2017	7,298	2,534	3,658	6,192	52,160
2018	16,225	5,781	5,941	11,722	92,394
2019	28,033	9,302	17,828	27,130	188,972
2020	19,976	8,144	5,302	13,446	125,429
2021	28,007	12,137	6,374	18,511	199,304
2022	31,880	12,504	(1,447)	11,057	217,449
2023	42,435	17,442	21,478	38,920	279,253
2024	59,650	26,827	164	26,991	362,683
2025	69,949	34,057	(6,091)	27,966	430,938
2026	13,831	5,543	1,770	7,313	240,509
Subtotal	392,438	172,933	139,726	312,659	2,460,576
Europe Insolvency
2014-2015	162	—	162	162	—
2016	207	36	393	429	337
2017	332	18	748	766	610
2018	430	17	322	339	454
2019	1,399	158	586	744	3,111
2020	3,433	258	(6)	252	3,825
2021	5,687	470	1,798	2,268	7,025
2022	6,740	1,027	2,744	3,771	16,675
2023	8,348	1,644	6,984	8,628	29,984
2024	7,937	2,505	6,769	9,274	33,743
2025	2,987	1,378	610	1,988	19,038
2026	543	361	197	558	14,391
Subtotal	38,205	7,872	21,307	29,179	129,193
Total Europe	430,643	180,805	161,033	341,838	2,589,769
Other markets (4)	100,168	57,634	(20,595)	37,039	240,014
Total PRA Group	$1,110,473	$537,378	$140,810	$678,188	$4,717,204
(1)     Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented using the average exchange rates during the current period.
(3)Non-U.S. amounts are presented at the June 30, 2026 exchange rate.
(4)Reflects all vintages in South America, Canada and Australia.

Cash Collections by Year, By Year of Purchase (1)
as of June 30, 2026
(in millions)
Purchase Period	Purchase Price (2)(3)	1996-2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Total
U.S. Core
1996-2015	$2,736.9	$5,186.4	$673.8	$479.4	$337.7	$230.9	$149.3	$98.2	$67.1	$51.7	$64.7	$53.6	$20.7	$7,413.5
2016	400.5	—	86.1	195.3	160.1	116.6	88.7	59.9	29.1	17.6	18.1	12.9	5.2	789.6
2017	511.9	—	—	94.3	264.4	247.1	185.6	124.8	73.1	41.6	37.5	26.6	10.2	1,105.2
2018	604.7	—	—	—	106.3	320.2	304.7	214.8	131.6	83.2	68.1	42.9	16.4	1,288.2
2019	432.2	—	—	—	—	93.4	282.2	237.4	141.7	86.1	61.8	37.3	13.0	952.9
2020	415.4	—	—	—	—	—	127.4	274.7	185.4	121.3	83.6	50.4	17.3	860.1
2021	339.9	—	—	—	—	—	—	73.8	149.9	115.3	82.8	52.8	19.7	494.3
2022	275.4	—	—	—	—	—	—	—	34.9	102.4	87.8	58.5	21.5	305.1
2023	506.3	—	—	—	—	—	—	—	—	63.5	211.8	185.9	75.6	536.8
2024	727.7	—	—	—	—	—	—	—	—	—	119.8	374.9	191.0	685.7
2025	531.0	—	—	—	—	—	—	—	—	—	—	106.1	133.2	239.3
2026	195.7	—	—	—	—	—	—	—	—	—	—	—	14.3	14.3
Subtotal	7,677.6	5,186.4	759.9	769.0	868.5	1,008.2	1,137.9	1,083.6	812.8	682.7	836.0	1,001.9	538.1	14,685.0
U.S. Insolvency
1996-2015	1,472.4	2,290.4	230.4	142.6	78.6	39.1	13.6	4.5	2.9	1.8	1.4	1.0	0.4	2,806.7
2016	67.5	—	10.1	18.9	18.2	16.4	13.0	6.6	1.3	0.6	0.4	0.1	0.1	85.7
2017	275.3	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	2.5	1.0	0.4	359.7
2018	97.9	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	2.5	1.0	0.3	137.3
2019	120.8	—	—	—	—	13.4	30.9	37.9	36.8	28.0	14.2	2.7	0.8	164.7
2020	62.1	—	—	—	—	—	6.5	16.1	20.4	19.5	17.0	8.7	0.9	89.1
2021	54.9	—	—	—	—	—	—	4.5	17.7	17.4	15.2	11.8	4.0	70.6
2022	33.4	—	—	—	—	—	—	—	3.2	9.2	11.1	10.5	4.4	38.4
2023	61.2	—	—	—	—	—	—	—	—	4.5	14.8	18.0	9.4	46.7
2024	68.2	—	—	—	—	—	—	—	—	—	12.1	23.1	12.0	47.2
2025	59.1	—	—	—	—	—	—	—	—	—	—	5.2	8.4	13.6
2026	32.3	—	—	—	—	—	—	—	—	—	—	—	0.5	0.5
Subtotal	2,405.1	2,290.4	240.5	210.6	200.8	177.2	153.3	145.2	127.7	98.6	91.2	83.1	41.6	3,860.2
Total U.S.	10,082.7	7,476.8	1,000.4	979.6	1,069.3	1,185.4	1,291.2	1,228.8	940.5	781.3	927.2	1,085.0	579.7	18,545.2
Europe Core
2012-2015	1,225.8	538.4	350.2	310.3	290.5	241.4	206.0	202.4	164.3	142.4	132.1	126.9	61.6	2,766.5
2016	333.1	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	27.4	27.1	13.5	479.5
2017	252.2	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	17.9	15.7	7.3	275.2
2018	341.8	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	37.1	34.3	16.2	433.3
2019	518.6	—	—	—	—	48.0	125.7	121.4	89.8	75.1	68.2	61.7	28.0	617.9
2020	324.1	—	—	—	—	—	32.3	91.7	69.0	56.1	50.1	45.1	20.0	364.3
2021	412.4	—	—	—	—	—	—	48.5	89.9	73.0	66.6	59.7	28.0	365.7
2022	359.4	—	—	—	—	—	—	—	33.9	83.8	74.7	67.8	31.9	292.1
2023	410.6	—	—	—	—	—	—	—	—	50.2	103.1	93.2	42.4	288.9
2024	451.9	—	—	—	—	—	—	—	—	—	46.3	135.6	59.7	241.6
2025	512.5	—	—	—	—	—	—	—	—	—	—	57.1	69.9	127.0
2026	247.3	—	—	—	—	—	—	—	—	—	—	—	13.9	13.9
Subtotal	5,389.7	538.4	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.1	623.5	724.2	392.4	6,265.9
Europe Insolvency
2014-2015	29.9	7.3	8.3	8.2	7.4	5.4	3.7	1.9	0.8	0.6	0.4	0.3	0.2	44.5
2016	39.3	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	0.8	0.6	0.2	62.0
2017	39.2	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	1.5	1.0	0.3	50.6
2018	44.9	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	3.5	1.4	0.4	53.3
2019	77.2	—	—	—	—	5.0	21.1	23.9	21.0	17.5	12.9	6.1	1.4	108.9
2020	105.4	—	—	—	—	—	6.0	34.6	34.1	29.7	25.5	15.5	3.4	148.8
2021	53.2	—	—	—	—	—	—	5.5	14.4	14.7	15.4	14.6	5.7	70.3
2022	44.6	—	—	—	—	—	—	—	4.5	12.4	15.2	15.2	6.7	54.0
2023	46.7	—	—	—	—	—	—	—	—	4.2	12.7	15.7	8.3	40.9
2024	43.4	—	—	—	—	—	—	—	—	—	9.5	15.2	7.9	32.6
2025	20.8	—	—	—	—	—	—	—	—	—	—	1.9	3.0	4.9
2026	14.4	—	—	—	—	—	—	—	—	—	—	—	0.7	0.7
Subtotal	559.0	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.4	97.4	87.5	38.2	671.5
Total Europe	5,948.7	545.7	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.5	720.9	811.7	430.6	6,937.4
Other markets(4)	963.4	33.9	86.5	103.9	83.7	137.0	135.9	125.4	135.0	215.9	220.5	210.7	100.2	1,588.6
Total PRA Group	$16,994.8	$8,056.4	$1,492.0	$1,512.7	$1,625.2	$1,841.3	$2,005.6	$2,061.8	$1,729.0	$1,660.7	$1,868.6	$2,107.4	$1,110.5	$27,071.2
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
Sources of liquidity
Cash and cash equivalents
As of June 30, 2026, cash and cash equivalents totaled $132.4 million, of which $119.1 million was held by international operations with indefinitely reinvested earnings. For additional information about the unremitted earnings of our international subsidiaries, refer to Note 14 to our Consolidated Financial Statements in the 2025 Form 10-K.
Borrowings
As of June 30, 2026, we had the following committed amounts, outstanding borrowings and availability under our financing arrangements (in thousands):

				Composition of Total Availability
	Committed Amounts	Outstanding Borrowings	Total Availability	Based on Current ERC (1)	Additional Availability (2)
North American revolving credit facility	$1,075,000	$565,092	$509,908	$318,207	$191,701
North American term loan	455,111	455,111	—	—	—
European revolving credit facility	873,733	618,227	255,506	255,506	—
UK revolving credit facility	725,000	491,946	233,054	159,383	73,671
Colombian revolving credit facility	245	245	—	—	—
Senior notes	1,640,630	1,640,630	—	—	—
Debt premium and issuance costs, net	—	(11,898)	—	—	—
Total	$4,769,719	$3,759,353	$998,468	$733,096	$265,372
(1)Available borrowings after calculation of borrowing base, subject to the committed amounts and debt covenants, which may be used for general corporate purposes, including portfolio purchases.
(2)Subject to borrowing base and debt covenants, including advance rates ranging from 35-55% of applicable ERC.
Interest-bearing deposits
As of June 30, 2026, interest-bearing deposits totaled $100.5 million. Under our European revolving credit facility, our interest-bearing deposit funding is limited to SEK 2.2 billion ($226.8 million as of June 30, 2026).
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

As of June 30, 2026, we had forward flow agreements in place with an estimated purchase price of approximately $218.7 million over the next 12 months. This total can vary significantly based on the remaining terms and renewal dates of the agreements and is comprised of $117.3 million in Europe, $86.1 million in the U.S. and $15.4 million in our other markets. These amounts represent our estimated forward flow purchases over the next 12 months under the agreements in place based on projections and other factors, including sellers' estimates of future forward flow sales, and are dependent on actual delivery by the sellers and, in some cases, the impact of foreign exchange rate fluctuations. Accordingly, amounts purchased under these agreements may vary significantly.
Borrowings
As of June 30, 2026, we had $3.8 billion in outstanding borrowings. Our estimated interest, unused fees and principal payments for the next 12 months are $247.7 million. With the exception of $2.5 million in quarterly principal payments on our North American term loan, as of June 30, 2026, principal payments on our borrowings have maturity dates ranging from February 2028 through September 2032. Our financing arrangements include covenants with which we must comply, and as of June 30, 2026, we were in compliance with these covenants.
We amended and extended our European revolving credit facility on April 30, 2026, resulting in the extension of the maturity date from November 23, 2027 to April 30, 2031; the reduction of the maximum ERC ratio (as defined in the agreement) from 45.0% to 40.0%; and, subject to certain conditions, the ability of the borrowers to make investments in, or loans to, joint ventures up to an aggregate amount of €100 million.
For additional information about our borrowings, refer to Note 5.
Share repurchases
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. The share repurchase program has no stated expiration date; does not obligate us to repurchase any specified amount of shares; remains subject to the discretion of our Board of Directors; is subject to compliance with applicable laws; and may be modified, suspended or discontinued at any time. Repurchases are also subject to restrictive covenants contained in our credit facilities and the indentures that govern our senior notes. Our Board of Directors approved a new share repurchase program on August 3, 2026. For additional information, refer to Note 15.
Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or other methods, subject to market and/or other conditions and applicable regulatory requirements. During the second quarter of 2026, we repurchased 587,642 shares of our common stock at an average price of $17.02 for a total of $10.0 million. As of June 30, 2026, we had $27.7 million remaining for share repurchases under the program, subject to the restrictive covenants mentioned above.
Leases
Our leases have remaining terms ranging from one to approximately seven years. As of June 30, 2026, we had $30.7 million in lease liabilities, of which $6.6 million is due within the next 12 months. For additional information, refer to Note 5 to our Consolidated Financial Statements in the 2025 Form 10-K.
Derivatives
We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of June 30, 2026, we had $8.0 million of derivative liabilities, of which $3.5 million matures within the next 12 months and $4.4 million in 2028. For additional information, refer to Note 6.
Investments
As of June 30, 2026, we held $117.6 million in Swedish treasury securities and $26.5 million in Finnish corporate notes to meet liquidity requirements for our banking subsidiary, AK Nordic AB.

Cash flow analysis
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Year-to-Date
	2026	2025	$ Change
Net cash provided by/(used in):
Operating activities	$(11,344)	$(65,490)	$54,146
Investing activities	(31,510)	(33,408)	1,898
Financing activities	55,094	105,900	(50,806)
Effect of foreign exchange rates	14,796	20,885	(6,089)
Net increase in cash, cash equivalents and restricted cash	$27,036	$27,887	$(851)
Operating activities
Net cash used in operating activities mainly reflects the portion of our cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. It does not include cash collections applied to the negative allowance, which are classified as investing activities. Net cash used in operating activities decreased by $54.1 million compared to the prior year period due primarily to higher cash collections recognized as income and lower cash paid for taxes, partially offset by higher cash paid for operating expenses.
Investing activities
Net cash used in investing activities decreased by $1.9 million compared to the prior year period due primarily to a decrease in purchases of nonperforming loan portfolios, increases in recoveries collected and applied to Finance receivables, net, and proceeds from sales and maturities of investments, partially offset by an increase in purchases of investments and the impact of the proceeds received from the sale of our interest in RCB Investimentos S.A., a servicing company for nonperforming loans in Brazil, in the prior year period.
Financing activities
Net cash provided by financing activities decreased by $50.8 million compared to the prior year period due primarily to lower net proceeds from credit lines and higher levels of stock repurchases, partially offset by the activity in our interest-bearing deposit customer accounts and lower levels of noncontrolling interest distributions.
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
Interest rate exposure
Of our $3.8 billion in total borrowings as of June 30, 2026, approximately $1.6 billion was fixed rate debt. Considering these fixed rate borrowings and the interest rate hedges on our variable rate debt, with maturities ranging from seven months to approximately four years, as of June 30, 2026, 60% of our total debt was either fixed rate or converted to a fixed rate. Based on our debt structure, assuming a 50 basis point decrease/increase in interest rates, interest expense over the following 12 months would decrease/increase by an estimated $7.8 million.
Foreign currency exposure
We operate internationally and enter into transactions denominated in various foreign currencies. During Q2 2026, our revenues from operations outside the U.S. were $221.7 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings as of June 30, 2026, refer to Note 12.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 25, 2022, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. For additional information, refer to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Quarterly Report. Our Board of Directors approved a new share repurchase program on August 3, 2026. For additional information, refer to Note 15.
Share repurchases during the three months ended June 30, 2026 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Remaining Purchase Price for Share Repurchases Under the Program (1)
Period
April 1, 2026 - April 30, 2026	—	$—	—	$37,742
May 1, 2026 - May 31, 2026	—	—	—	37,742
June 1, 2026 - June 30, 2026	587,642	17.02	587,642	27,742
Total	587,642	$17.02	587,642	$27,742
(1)In thousands.
Our credit facilities and the indentures governing our senior notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders and repurchase our common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the second quarter of 2026.
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

10.1
Second Amended and Restated Credit Agreement, dated April 30, 2026, to the Multicurrency Revolving Credit Facility Agreement by and among PRA Group Europe Holding S.à.r.l., acting through its Swiss branch office PRA Group Europe Holding S.à.r.l., Luxembourg, Zug Branch, Horyzont Niestandaryzowany Fundusz Wierzytelności Fundusz Inwestycyjny Zamknięty, and DNB Bank ASA (filed herewith).

10.2*	PRA Group, Inc. Amended and Restated 2022 Omnibus Incentive Plan (Incorporated by reference to Appendix B of the Definitive Proxy Statement on Schedule 14A filed April 30, 2026 (File No. 000-50058)).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkable Document
101.LAB	XBRL Taxonomy Extension Label Linkable Document
101.PRE	XBRL Taxonomy Extension Presentation Linkable Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRA Group, Inc.
(Registrant)

August 7, 2026	By:	/s/ Martin Sjolund
Martin Sjolund
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2026	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)