Form 10-Q
period 2026-09-30
PRA GROUP INC
filed 2026-11-09
CIK 1185348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________
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
Large accelerated filer  ☑   Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑
The number of shares of the registrant's common stock outstanding as of October 30, 2026 was 37,662,408.

PRA Group, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PRA Group, Inc.
Consolidated Balance Sheets
September 30, 2026 and December 31, 2025
(in thousands)

	(unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$139,096	$104,409
Investments	160,014	66,628
Finance receivables, net	4,683,573	4,688,024
Income taxes receivable	28,998	17,702
Deferred tax assets, net	58,448	76,955
Right-of-use assets	24,595	29,206
Property and equipment, net	20,396	24,886
Goodwill	26,871	26,871
Prepaid expenses and other assets	86,977	68,641
Total assets	$5,228,968	$5,103,322
LIABILITIES AND EQUITY
Liabilities
Accrued expenses and accounts payable	$102,595	$131,812
Income taxes payable	37,578	29,845
Deferred tax liabilities, net	31,256	17,064
Lease liabilities	27,344	32,160
Interest-bearing deposits	152,519	106,148
Borrowings	3,714,739	3,697,338
Other liabilities	31,099	48,990
Total liabilities	4,097,130	4,063,357
Equity
Preferred stock, $0.01 par value, 2,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 37,659 shares issued and outstanding as of September 30, 2026; 100,000 shares authorized, 38,453 shares issued and outstanding as of December 31, 2025	377	385
Additional paid-in capital	2,609	11,474
Retained earnings	1,353,706	1,255,007
Accumulated other comprehensive loss	(289,691)	(287,015)
Total stockholders' equity - PRA Group, Inc.	1,067,001	979,851
Noncontrolling interests	64,837	60,114
Total equity	1,131,838	1,039,965
Total liabilities and equity	$5,228,968	$5,103,322
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Income Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Portfolio income	$270,779	$258,549	$808,157	$750,441
Changes in expected recoveries	14,307	51,358	155,117	112,572
Total portfolio revenue	285,086	309,907	963,274	863,013
Other revenue	1,180	1,233	9,699	5,434
Total revenues	286,266	311,140	972,973	868,447

Operating expenses
Compensation and benefits	66,063	74,237	207,178	223,284
Legal collection costs	46,211	46,764	147,194	117,741
Legal collection fees	18,439	16,558	53,896	47,413
Agency fees	22,993	24,556	70,788	68,612
Professional and outside services	17,002	22,051	60,398	64,225
Communication	7,619	8,377	24,302	28,271
Rent and occupancy	3,451	3,654	10,439	10,638
Depreciation, amortization and impairment of long-lived assets	1,964	2,439	8,396	8,711
Goodwill impairment	—	412,611	—	412,611
Other operating expenses	16,621	15,440	47,943	42,800
Total operating expenses	200,363	626,687	630,534	1,024,306
Income/(loss) from operations	85,903	(315,547)	342,439	(155,859)
Other income/(expense)
Interest expense, net	(63,828)	(64,087)	(191,709)	(187,418)
Gain on sale of equity method investment	—	—	—	38,403
Foreign exchange gain, net	149	67	702	66
Other	(154)	(38)	(500)	(293)
Income/(loss) before income taxes	22,070	(379,605)	150,932	(305,101)
Income tax expense	3,465	24,361	41,614	44,088
Net income/(loss)	18,605	(403,966)	109,318	(349,189)
Net income attributable to noncontrolling interests	3,713	3,737	8,299	12,481
Net income/(loss) attributable to PRA Group, Inc.	$14,892	$(407,703)	$101,019	$(361,670)

Net income/(loss) per common share attributable to PRA Group, Inc.
Basic	$0.40	$(10.43)	$2.66	$(9.20)
Diluted	$0.39	$(10.43)	$2.64	$(9.20)
Weighted average number of shares outstanding
Basic	37,653	39,078	38,041	39,316
Diluted	38,021	39,078	38,278	39,316
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2026 and 2025
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income/(loss)	$18,605	$(403,966)	$109,318	$(349,189)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(4,745)	(6,394)	(13,327)	168,945
Cash flow hedges	9,148	2,815	15,286	(5,424)
Debt securities available-for-sale	(83)	(24)	(95)	(57)
Other comprehensive income/(loss)	4,320	(3,603)	1,864	163,464
Total comprehensive income/(loss)	22,925	(407,569)	111,182	(185,725)
Comprehensive income attributable to noncontrolling interests	4,003	4,759	12,838	20,910
Comprehensive income/(loss) attributable to PRA Group, Inc.	$18,922	$(412,328)	$98,344	$(206,635)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2026
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of December 31, 2025	38,453	$385	$11,474	$1,255,007	$(287,015)	$60,114	$1,039,965
Net income	—	—	—	28,210	—	3,562	31,772
Other comprehensive income, net of tax	—	—	—	—	2,416	3,292	5,708
Distributions to noncontrolling interests	—	—	—	—	—	(702)	(702)
Vesting of restricted stock	235	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(547)	(5)	(9,995)	—	—	—	(10,000)
Share-based compensation expense	—	—	4,513	—	—	—	4,513
Employee stock relinquished for payment of taxes	—	—	(2,702)	—	—	—	(2,702)
Balance as of March 31, 2026	38,141	$381	$3,289	$1,283,217	$(284,599)	$66,266	$1,068,554
Net income	—	—	—	57,917	—	1,024	58,941
Other comprehensive income/(loss), net of tax	—	—	—	—	(9,122)	958	(8,164)
Distributions to noncontrolling interests	—	—	—	—	—	(820)	(820)
Vesting of restricted stock	95	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(588)	(6)	(7,674)	(2,320)	—	—	(10,000)
Share-based compensation expense	—	—	4,589	—	—	—	4,589
Employee stock relinquished for payment of taxes	—	—	(203)	—	—	—	(203)
Balance as of June 30, 2026	37,648	$376	$—	$1,338,814	$(293,721)	$67,428	$1,112,897
Net income	—	—	—	14,892	—	3,713	18,605
Other comprehensive income, net of tax	—	—	—	—	4,030	290	4,320
Distributions to noncontrolling interests	—	—	—	—	—	(6,594)	(6,594)
Vesting of restricted stock	11	1	(1)	—	—	—	—
Share-based compensation expense	—	—	2,798	—	—	—	2,798
Employee stock relinquished for payment of taxes	—	—	(188)	—	—	—	(188)
Balance as of September 30, 2026	37,659	$377	$2,609	$1,353,706	$(289,691)	$64,837	$1,131,838

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2025
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance as of December 31, 2024	39,510	$395	$17,882	$1,560,149	$(443,394)	$58,575	$1,193,607
Net income	—	—	—	3,659	—	5,405	9,064
Other comprehensive income, net of tax	—	—	—	—	78,481	4,694	83,175
Distributions to noncontrolling interests	—	—	—	—	—	(7,264)	(7,264)
Vesting of restricted stock	142	2	(2)	—	—	—	—
Share-based compensation expense	—	—	3,788	—	—	—	3,788
Employee stock relinquished for payment of taxes	—	—	(1,852)	—	—	—	(1,852)
Balance as of March 31, 2025	39,652	$397	$19,816	$1,563,808	$(364,913)	$61,410	$1,280,518
Net income	—	—	—	42,374	—	3,339	45,713
Other comprehensive income, net of tax	—	—	—	—	81,179	2,713	83,892
Distributions to noncontrolling interests	—	—	—	—	—	(7,776)	(7,776)
Vesting of restricted stock	82	1	(1)	—	—	—	—
Repurchase and cancellation of common stock	(660)	(7)	(9,993)	—	—	—	(10,000)
Share-based compensation expense	—	—	4,464	—	—	—	4,464
Employee stock relinquished for payment of taxes	—	—	(200)	—	—	—	(200)
Balance as of June 30, 2025	39,074	$391	$14,086	$1,606,182	$(283,734)	$59,686	$1,396,611
Net (loss)/income	—	—	—	(407,703)	—	3,737	(403,966)
Other comprehensive income/(loss), net of tax	—	—	—	—	(4,624)	1,021	(3,603)
Distributions to noncontrolling interests	—	—	—	—	—	(8,965)	(8,965)
Vesting of restricted stock	9	—	—	—	—	—	—
Share-based compensation expense	—	—	4,027	—	—	—	4,027
Employee stock relinquished for payment of taxes	—	—	(132)	—	—	—	(132)
Balance as of September 30, 2025	39,083	$391	$17,981	$1,198,479	$(288,358)	$55,479	$983,972

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$109,318	$(349,189)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Share-based compensation	11,900	12,279
Depreciation, amortization and impairment of long-lived assets	8,396	8,711
Goodwill impairment	—	412,611
Gain on sale of equity method investment	—	(38,403)
Amortization of debt premium and issuance costs	6,351	5,839
Changes in expected recoveries	(155,117)	(112,572)
Deferred income taxes	29,199	(10,420)
Net unrealized foreign currency transaction gain	(5,109)	(11,015)
Other	(1,307)	629
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,250)	(4,293)
Accrued expenses, accounts payable and other liabilities	(33,291)	10,201
Net cash used in operating activities	(33,910)	(75,622)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(3,904)	(3,392)
Purchases of nonperforming loan portfolios	(750,625)	(890,241)
Recoveries collected and applied to Finance receivables, net	846,643	827,190
Purchases of investments	(238,799)	(57,898)
Proceeds from sales and maturities of investments	132,939	107,366
Net cash used in investing activities	(13,746)	(16,975)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	451,397	739,727
Principal payments on lines of credit	(400,409)	(916,273)
Principal payments on long-term debt	(7,500)	(7,500)
Proceeds from issuance of 2032 senior notes	—	351,990
Repurchases of common stock	(20,000)	(10,000)
Payments of origination costs and fees	(8,351)	(4,878)
Tax withholdings related to share-based payments	(3,093)	(2,184)
Distributions to noncontrolling interests	(8,116)	(24,005)
Net increase/(decrease) in interest-bearing deposits	56,336	(52,315)
Net cash provided by financing activities	60,264	74,562
Effect of foreign exchange rates	18,610	21,431
Net increase in cash, cash equivalents and restricted cash	31,218	3,396
Cash, cash equivalents and restricted cash, beginning of period	108,643	107,431
Cash, cash equivalents and restricted cash, end of period	$139,861	$110,827

Supplemental disclosure of cash flow information
Cash paid for interest	$211,809	$213,888
Cash paid for income taxes	11,630	33,042
Reconciliation to Balance Sheet accounts
Cash and cash equivalents	$139,096	$107,454
Restricted cash included in Prepaid expenses and other assets	765	3,373
Cash, cash equivalents and restricted cash	$139,861	$110,827

The accompanying notes are an integral part of these Consolidated Financial Statements.

PRA Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Organization and Business
As used herein, the terms "PRA Group," the "Company," or similar terms refer to PRA Group, Inc. and its subsidiaries.
Nature of operations
PRA Group, Inc. is a specialty finance company headquartered in Norfolk, Virginia and incorporated in Delaware. The Company's primary business is the purchase, collection and management of nonperforming loan portfolios. Most of the Company's purchases are from credit originators who have chosen not to pursue, or have been unsuccessful in collecting, the full balance owed to them ("Core" accounts). To a lesser extent, it also purchases loans in situations where the customer is involved in a bankruptcy or similar proceeding ("Insolvency" accounts). The Company's principal markets are the United States ("U.S.") and Europe, and on a significantly smaller scale, it also operates in South America, Canada and Australia. As part of an ancillary business, the Company purchases and provides fee-based services for class action claims recoveries in the U.S.
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
Note 2. Finance Receivables, net
Finance receivables, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Amortized cost	$—	$—
Negative allowance for expected recoveries	4,683,573	4,688,024
Balance as of end of period	$4,683,573	$4,688,024
Changes in Finance receivables, net for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of period	$4,406,963	$310,241	$4,717,204	$4,234,269	$328,307	$4,562,576
Initial negative allowance for expected recoveries on current period purchases (1)	181,562	47,183	228,745	234,724	20,768	255,492
Recoveries collected and applied to Finance receivables, net (2)	(238,895)	(27,006)	(265,901)	(237,624)	(34,851)	(272,475)
Changes in expected recoveries (3)	12,214	2,093	14,307	44,730	6,628	51,358
Foreign currency translation adjustment	(10,670)	(112)	(10,782)	(21,483)	(3,301)	(24,784)
Balance as of end of period	$4,351,174	$332,399	$4,683,573	$4,254,616	$317,551	$4,572,167

	Nine Months Ended September 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Balance as of beginning of period	$4,383,201	$304,823	$4,688,024	$3,809,723	$331,019	$4,140,742
Initial negative allowance for expected recoveries on current period purchases (1)	652,029	94,137	746,166	828,179	65,520	893,699
Recoveries collected and applied to Finance receivables, net (2)	(757,721)	(88,922)	(846,643)	(720,764)	(106,426)	(827,190)
Changes in expected recoveries (3)	130,340	24,777	155,117	96,397	16,175	112,572
Foreign currency translation adjustment	(56,675)	(2,416)	(59,091)	241,081	11,263	252,344
Balance as of end of period	$4,351,174	$332,399	$4,683,573	$4,254,616	$317,551	$4,572,167
(1) Initial negative allowance for expected recoveries on current period purchases
The initial negative allowance for expected recoveries on purchases made during the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(844,601)	$(181,707)	$(1,026,308)	$(1,354,100)	$(75,733)	$(1,429,833)
Writeoffs, net	844,601	181,707	1,026,308	1,354,100	75,733	1,429,833
Expected recoveries	181,562	47,183	228,745	234,724	20,768	255,492
Initial negative allowance for expected recoveries on current period purchases	$181,562	$47,183	$228,745	$234,724	$20,768	$255,492

	Nine Months Ended September 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Allowance for credit losses at acquisition	$(3,489,056)	$(343,835)	$(3,832,891)	$(4,407,773)	$(237,067)	$(4,644,840)
Writeoffs, net	3,489,056	343,835	3,832,891	4,407,773	237,067	4,644,840
Expected recoveries	652,029	94,137	746,166	828,179	65,520	893,699
Initial negative allowance for expected recoveries on current period purchases	$652,029	$94,137	$746,166	$828,179	$65,520	$893,699
The purchase price for purchases made during the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$1,196,277	$251,125	$1,447,402	$1,841,010	$108,649	$1,949,659
Noncredit discount	(170,114)	(22,235)	(192,349)	(252,186)	(12,148)	(264,334)
Allowance for credit losses at acquisition	(844,601)	(181,707)	(1,026,308)	(1,354,100)	(75,733)	(1,429,833)
Purchase price	$181,562	$47,183	$228,745	$234,724	$20,768	$255,492

	Nine Months Ended September 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Face value	$4,767,941	$487,003	$5,254,944	$6,076,491	$339,965	$6,416,456
Noncredit discount	(626,856)	(49,031)	(675,887)	(840,539)	(37,378)	(877,917)
Allowance for credit losses at acquisition	(3,489,056)	(343,835)	(3,832,891)	(4,407,773)	(237,067)	(4,644,840)
Purchase price	$652,029	$94,137	$746,166	$828,179	$65,520	$893,699

(2) Recoveries collected and applied to Finance receivables, net
Recoveries collected and applied to Finance receivables, net for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$497,598	$39,082	$536,680	$484,305	$46,719	$531,024
Amounts reclassified to portfolio income (b)	(258,703)	(12,076)	(270,779)	(246,681)	(11,868)	(258,549)
Recoveries collected and applied to Finance receivables, net	$238,895	$27,006	$265,901	$237,624	$34,851	$272,475

	Nine Months Ended September 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected (a)	$1,531,145	$123,655	$1,654,800	$1,436,348	$141,283	$1,577,631
Amounts reclassified to portfolio income (b)	(773,424)	(34,733)	(808,157)	(715,584)	(34,857)	(750,441)
Recoveries collected and applied to Finance receivables, net	$757,721	$88,922	$846,643	$720,764	$106,426	$827,190
(a)Includes cash collections, buybacks and other cash-based adjustments.
(b)Reclassifications from Finance receivables, net to Portfolio income based on the effective interest rate of the underlying account pools.
(3) Changes in expected recoveries
Changes in expected recoveries for the three months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$5,298	$1,188	$6,486	$21,406	$5,945	$27,351
Changes in expected future recoveries	6,916	905	7,821	23,324	683	24,007
Changes in expected recoveries	$12,214	$2,093	$14,307	$44,730	$6,628	$51,358
Changes in expected recoveries for the three months ended September 30, 2026 were $14.3 million, which included a $7.8 million positive adjustment to changes in expected future recoveries and $6.5 million in recoveries collected in excess of forecast (cash collections overperformance). Changes in expected future recoveries were primarily due to increases and the impact of timing adjustments in the collections forecasts on the 2024 and 2025 U.S. Core pools and certain European pools, partially offset by decreases in the collections forecasts on the 2021-2023 U.S. Core pools. Recoveries collected in excess of forecast were due primarily to cash collections overperformance in Europe.
Changes in expected recoveries for the three months ended September 30, 2025 were $51.4 million, which included $27.4 million in recoveries collected in excess of forecast and a $24.0 million positive adjustment to changes in expected future recoveries. Recoveries collected in excess of forecast were due largely to cash collections overperformance in Europe, and also included overperformance in South America and the U.S. Collections overperformance in the U.S. was net of a one-time payment of $15.0 million to a seller to modify the terms and conditions of certain previously purchased portfolios to allow for increased use of legal collections. Changes in expected future recoveries were driven by the results of the Company's forecasting models, combined with evaluations of recent performance, and were due, in large part, to increases in the collections forecasts for certain European and South American pools and the 2024 U.S. Core pool (driven by the increase in estimated remaining collections resulting from the above-mentioned contract modification) and 2017-2020 U.S. Core pools. These increases were partially offset by negative changes in expected future recoveries on the 2021-2023 U.S. Core pools, a portion of which was driven by changes in the expected timing of the recoveries.

Changes in expected recoveries for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine Months Ended September 30,
	2026			2025
	Core	Insolvency	Total	Core	Insolvency	Total
Recoveries collected in excess of forecast	$43,628	$8,298	$51,926	$68,012	$16,141	$84,153
Changes in expected future recoveries	86,712	16,479	103,191	28,385	34	28,419
Changes in expected recoveries	$130,340	$24,777	$155,117	$96,397	$16,175	$112,572
Changes in expected recoveries for the nine months ended September 30, 2026 were $155.1 million, which included a $103.2 million positive adjustment to changes in expected future recoveries and $51.9 million in recoveries collected in excess of forecast. As described in the Form 10-Q for the quarterly period ended June 30, 2026, the Company updated the forecasts for a majority of the pools in its European markets as of June 30, 2026, which resulted in a positive adjustment to changes in expected future recoveries of approximately $105 million. Recoveries collected in excess of forecast were due primarily to cash collections overperformance in Europe.
Changes in expected recoveries for the nine months ended September 30, 2025 were $112.6 million, which included $84.2 million in recoveries collected in excess of forecast and a $28.4 million positive adjustment to changes in expected future recoveries. Recoveries collected in excess of forecast were primarily due to cash collections overperformance in Europe, South America and, to a lesser extent, the U.S., where collections overperformance was impacted by a one-time payment of $15.0 million to a seller to modify the terms and conditions of certain previously purchased portfolios to allow for increased use of legal collections. Changes in expected future recoveries were driven by the results of the Company's forecasting models, combined with evaluations of recent performance, and were due, in large part, to increases in the collections forecasts for certain European and South American pools and the U.S. 2024 Core pool (driven by the increase in estimated remaining collections resulting from the above-mentioned contract modification). These increases were partially offset by negative changes in expected future recoveries on the 2021-2023 U.S. Core pools, a portion of which was driven by changes in the expected timing of the recoveries.
Note 3. Investments
Investments consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Debt securities (available-for-sale)
Swedish treasury securities	$133,137	$64,934
Finnish corporate notes	25,670	—
Equity securities
Private equity funds	1,207	1,694
Total investments	$160,014	$66,628
Debt securities
As of September 30, 2026, the Company's investments in debt securities consisted of Swedish treasury securities maturing within one year and Finnish corporate notes maturing in approximately two years. As of September 30, 2026 and December 31, 2025, the amortized cost and fair value of these investments were as follows (in thousands):

	September 30, 2026			December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
Swedish treasury securities	$133,123	$14	$133,137	$64,825	$109	$64,934
Finnish corporate notes	25,652	18	25,670	—	—	—

Note 4. Goodwill
Changes in goodwill for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Goodwill	$439,482	$439,449	$439,482	$396,357
Accumulated impairment loss	(412,611)	—	(412,611)	—
Balance as of beginning of period	26,871	439,449	26,871	396,357

Activity during the period
Goodwill impairment	—	(412,611)	—	(412,611)
Foreign currency translation	—	33	—	43,125

Goodwill	439,482	439,482	439,482	439,482
Accumulated impairment loss	(412,611)	(412,611)	(412,611)	(412,611)
Balance as of end of period	$26,871	$26,871	$26,871	$26,871
The Company performs an annual impairment test of goodwill as of October 1 of each year, or more frequently if indicators of impairment exist. As of September 30, 2026, the Company determined there were no indicators that goodwill was more-likely-than-not impaired. As of September 30, 2025, the Company determined that the goodwill in its Debt Buying and Collection ("DBC") reporting unit was fully impaired, and as a result, recorded a pretax goodwill impairment charge of $412.6 million in the Consolidated Income Statement for the three months ended September 30, 2025.
Note 5. Borrowings
Borrowings consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
North American revolving credit facility (1)	$561,438	$520,736
North American term loan (2)	452,611	460,111
United Kingdom revolving credit facility (3)	510,703	499,848
European revolving credit facility (4)	562,904	577,335
Colombian revolving credit facility	228	2,611
Credit facility borrowings	2,087,884	2,060,641
2028 senior notes	398,000	398,000
2029 senior notes	350,000	350,000
2030 senior notes	550,000	550,000
2032 senior notes	339,840	352,350
Senior notes	1,637,840	1,650,350
Credit facility borrowings and senior notes	3,725,724	3,710,991
Unamortized debt premium and issuance costs, net	(10,985)	(13,653)
Total borrowings	$3,714,739	$3,697,338
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
On October 2, 2026, the Company completed the private offering of $400.0 million in aggregate principal amount of 8.500% senior notes due October 15, 2033. Refer to Note 15 for additional information.
For additional information about the Company's credit facilities, term loan and senior notes, refer to Note 7 to the Consolidated Financial Statements in the 2025 Form 10-K. The Company was in compliance with the covenants contained in its financing arrangements as of September 30, 2026.

Note 6. Derivatives
The Company periodically enters into interest rate swaps to reduce its exposure to fluctuations in interest rates on variable-rate debt (cash flow hedges) and foreign exchange forward contracts to reduce its exposure to foreign currency exchange rates (economic hedges).
The line-items and fair values for these instruments included in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Interest rate swaps (designated as hedging instruments)
Prepaid expenses and other assets	$13,482	$2,190
Other liabilities	1,145	10,323
Foreign exchange forward contracts (not designated as hedging instruments)
Prepaid expenses and other assets	4,292	914
Other liabilities	614	2,062
Derivatives designated as hedging instruments
The effects of interest rate swaps designated as cash flow hedging instruments for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Gain/(loss) recognized in OCI, net of tax
	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging instrument	2026	2025	2026	2025
Interest rate swaps	$8,746	$3,647	$14,176	$(364)

	Gain/(loss) reclassified from OCI into income
	Three Months Ended September 30,		Nine Months Ended September 30,
Included in Income statement line-item	2026	2025	2026	2025
Interest expense, net	$(534)	$1,100	$(1,474)	$6,675
As of September 30, 2026 and December 31, 2025, the notional amount of outstanding interest rate swaps was $717.6 million and $883.0 million, respectively. These swaps remained highly effective as of September 30, 2026 and have remaining terms ranging from four months to approximately four years. As of September 30, 2026, the Company estimates that approximately $1.4 million of net derivative gains included in other comprehensive income ("OCI") will be reclassified into earnings within the next 12 months.
Derivatives not designated as hedging instruments
The effects of foreign exchange forward contracts not designated as hedging instruments for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Included in Income Statement line-item	2026	2025	2026	2025
Foreign exchange gain/(loss), net	$1,855	$5,079	$10,743	$(10,617)
Interest expense, net	592	271	1,211	270
As of September 30, 2026 and December 31, 2025, the notional amount of outstanding foreign exchange forward contracts was $433.7 million and $444.2 million, respectively.
Offsetting
The Company's policy is to report derivative asset and liability positions on a gross basis. As of September 30, 2026, none of the open derivative positions would have been eligible for offsetting under the terms of the Company's netting agreements.

Note 7. Fair Value
Financial instruments carried at fair value
As of September 30, 2026 and December 31, 2025, financial instruments measured at fair value on a recurring basis were as follows (in thousands):

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total
September 30, 2026
Assets
Government securities	$133,137	$—	$133,137
Corporate notes (1)	—	25,670	25,670
Derivatives (2)	—	17,774	17,774
Liabilities
Derivatives (2)	—	1,759	1,759
December 31, 2025
Assets
Government securities	$64,934	$—	$64,934
Derivatives (2)	—	3,104	3,104
Liabilities
Derivatives (2)	—	12,385	12,385
(1)Fair value of corporate notes is based on prices obtained from a third-party pricing service. The pricing service uses a model that incorporates contributed dealer quotes and reported trades for the same security.
(2)Fair value of derivatives is estimated using industry standard valuation models, which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and other factors.
Financial instruments not carried at fair value
As of September 30, 2026 and December 31, 2025, the estimated fair value and carrying amount of financial instruments not carried at fair value were as follows (in thousands):

	Estimated Fair Value
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Carrying Value
September 30, 2026
Financial assets
Cash and cash equivalents	$139,096	$—	$—	$139,096
Finance receivables, net (1)	—	—	4,623,170	4,683,573
Financial liabilities
Interest-bearing deposits (2)	—	152,519	—	152,519
Revolving lines of credit (3)	—	1,635,273	—	1,635,273
Term loan (3) (4)	—	452,611	—	452,611
Senior notes (4) (5)	—	1,627,732	—	1,637,840
December 31, 2025
Financial assets
Cash and cash equivalents	$104,409	$—	$—	$104,409
Finance receivables, net (1)	—	—	4,394,028	4,688,024
Financial liabilities
Interest-bearing deposits (2)	—	106,148	—	106,148
Revolving lines of credit (3)	—	1,600,530	—	1,600,530
Term loan (3) (4)	—	460,111	—	460,111
Senior notes (4) (5)	—	1,652,451	—	1,650,350
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
Note 8. Accumulated Other Comprehensive Loss
Reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Cash flow hedges	Included in Income Statement line-item	2026	2025	2026	2025
Interest rate swaps	Interest expense, net	$(534)	$1,100	$(1,474)	$6,675
Income tax effect (1)	Income tax expense	132	(269)	364	(1,615)
Total gain/(loss) on cash flow hedges		$(402)	$831	$(1,110)	$5,060
(1)Income tax effects are released from Accumulated other comprehensive loss contemporaneously with the related gross pretax amount.
Changes in Accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended September 30,
	2026				2025
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance as of beginning of period	$114	$407	$(294,242)	$(293,721)	$172	$(6,128)	$(277,778)	$(283,734)
Other comprehensive gain/(loss) before reclassifications	(83)	8,746	(5,035)	3,628	(24)	3,646	(7,415)	(3,793)
Reclassifications, net	—	402	—	402	—	(831)	—	(831)
Net current period other comprehensive gain/(loss)	(83)	9,148	(5,035)	4,030	(24)	2,815	(7,415)	(4,624)
Balance as of end of period	$31	$9,555	$(299,277)	$(289,691)	$148	$(3,313)	$(285,193)	$(288,358)
(1)Net of deferred taxes for unrealized gains from cash flow hedges of $(2.9) million and $(0.9) million for the three months ended September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30,
	2026				2025
	Debt Securities	Cash	Currency	Accumulated	Debt Securities	Cash	Currency	Accumulated
	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)	Available-for-sale	Flow Hedges	Translation Adjustments	Other Comp. Loss (1)
Balance as of beginning of period	$126	$(5,731)	$(281,410)	$(287,015)	$205	$2,111	$(445,710)	$(443,394)
Other comprehensive gain/(loss) before reclassifications	(95)	14,176	(17,867)	(3,786)	(57)	(364)	160,517	160,096
Reclassifications, net	—	1,110	—	1,110	—	(5,060)	—	(5,060)
Net current period other comprehensive gain/(loss)	(95)	15,286	(17,867)	(2,676)	(57)	(5,424)	160,517	155,036
Balance as of end of period	$31	$9,555	$(299,277)	$(289,691)	$148	$(3,313)	$(285,193)	$(288,358)
(1)Net of deferred taxes for unrealized (gains)/losses from cash flow hedges of $(3.0) million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 9. Stockholders' Equity
On August 3, 2026, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its outstanding common stock. The new share repurchase program replaces the Company's prior share repurchase program, which was terminated on August 3, 2026, and under which no additional shares can be repurchased. The Company did not repurchase any shares during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 1,134,323 shares of its common stock for a total of $20.0 million. Share repurchases are subject to restrictive covenants contained in the Company's credit facilities and the indentures that govern its senior notes. The Company's practice is to retire the shares it repurchases. As of September 30, 2026, there was $150.0 million remaining for share repurchases under the new share repurchase program.
Note 10. Earnings per Share
The following tables provide a reconciliation between basic earnings per share ("EPS") and diluted EPS for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2026			2025
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$14,892	37,653	$0.40	$(407,703)	39,078	$(10.43)
Dilutive effect of nonvested share awards		368	(0.01)		—	—
Diluted EPS	$14,892	38,021	$0.39	$(407,703)	39,078	$(10.43)

	Nine Months Ended September 30,
	2026			2025
	Net Income Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS	Net Loss Attributable to PRA Group, Inc.	Weighted Average Common Shares	EPS
Basic EPS	$101,019	38,041	$2.66	$(361,670)	39,316	$(9.20)
Dilutive effect of nonvested share awards		237	(0.02)		—	—
Diluted EPS	$101,019	38,278	$2.64	$(361,670)	39,316	$(9.20)
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
Note 11. Income Taxes
The Company's effective tax rate for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income/(loss) before income taxes	$22,070	$(379,605)	$150,932	$(305,101)
Income tax expense	3,465	24,361	41,614	44,088
Effective tax rate	15.7%	(6.4)%	27.6%	(14.5)%
The relationship between Income/(loss) before income taxes and Income tax expense for the three and nine months ended September 30, 2026 and 2025 was impacted by the Company's pretax income, mix of income from different taxing jurisdictions and the timing and amount of discrete items. The effective tax rate for the three months ended September 30, 2026, reflects a decrease in the forecasted annual effective tax rate due to changes in the forecasted mix of income across jurisdictions. The effective tax rate for the prior year periods was impacted by the goodwill impairment charge recorded during the three months ended September 30, 2025.

Each interim period is considered an integral part of the annual period and tax expense or benefit is measured using an estimated annual effective income tax rate. The estimated annual effective tax rate for the full year is applied to the respective interim period, taking into account year-to-date amounts and projections for the remainder of the year. Since the Company operates in foreign countries with varying tax rates, the Company's quarterly effective tax rate is dependent, in part, on the level of income or loss from its international operations.
Note 12. Commitments and Contingencies
Forward flow agreements
The Company enters into forward flow agreements for the purchase of nonperforming loans. These agreements typically have terms ranging from six to 12 months, or they can be open-ended, and establish purchase prices and specific criteria for the accounts to be purchased. Some of the agreements establish a volume reference for the contract term in the form of a target or maximum, however, very few agreements establish a minimum contractual obligation, and many of the contracts contain early termination provisions allowing either party to cancel the agreements in accordance with a specified notice period. The amounts purchased are also dependent on actual delivery by the sellers, and while purchases under these agreements comprise a significant portion of the Company's overall purchases, as of September 30, 2026, the estimated minimum contractual purchase obligation under forward flow agreements was not significant.
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
As of September 30, 2026, there were no material developments in the legal proceeding disclosed in the 2025 Form 10-K.
Note 13. Business Segments
The Company has determined that its U.S. and European businesses are reportable segments. The U.S. reportable segment includes the operating results of the Company's class action claims recoveries business, which are not material to the segment as a whole.
The chief operating decision maker ("CODM") is the Company's chief executive officer ("CEO"). The primary profitability measure used by the CEO to evaluate performance and allocate resources is Income from operations excluding goodwill impairment, when applicable, and certain unallocated corporate expenses ("Adjusted segment operating income"). The Company does not report a measure of segment assets as that information is not regularly provided to the CEO. Intersegment and other intercompany transactions are executed on an arms-length basis. All prior period disclosures have been recast to reflect the reportable segment reorganization that occurred as of December 31, 2025.

Segment financial information
Segment operating results and reconciliations to the consolidated totals for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	U.S.	Europe	Total	U.S.	Europe	Total
Revenues from external customers	$150,336	$110,198	$260,534	$158,868	$117,142	$276,010
All other revenues (1)			25,732			35,130
Total consolidated revenues			$286,266			$311,140

Segment expenses (2)
Compensation and benefits	35,646	20,344	55,990	44,077	21,168	65,245
Legal collection expenses	52,155	9,186	61,341	51,641	8,153	59,794
Professional and outside services	11,856	4,260	16,116	13,576	4,065	17,641
Other segment items (3)	21,469	15,200	36,669	21,220	14,567	35,787
Adjusted segment operating income	29,210	61,208	90,418	28,354	69,189	97,543

Reconciliation to consolidated totals
All other operating income and corporate expenses (4)			(4,515)			(479)
Goodwill impairment			—			(412,611)
Income/(loss) from operations			85,903			(315,547)
Interest expense, net			(63,828)			(64,087)
Other, net			(5)			29
Income/(loss) before income taxes			$22,070			$(379,605)

	Nine Months Ended September 30,
	2026			2025
	U.S.	Europe	Total	U.S.	Europe	Total
Revenues from external customers	$457,607	$452,443	$910,050	$432,697	$336,739	$769,436
All other revenues (1)			62,923			99,011
Total consolidated revenues			$972,973			$868,447

Segment expenses (2)
Compensation and benefits	114,340	58,542	172,882	134,973	60,582	195,555
Legal collection expenses	162,532	29,048	191,580	129,220	26,198	155,418
Professional and outside services	36,580	13,800	50,380	40,078	12,786	52,864
Other segment items (3)	67,441	45,479	112,920	65,182	40,634	105,816
Adjusted segment operating income	76,714	305,574	382,288	63,244	196,539	259,783

Reconciliation to consolidated totals
All other operating income and corporate expenses (4)			(39,849)			(3,031)
Goodwill impairment			—			(412,611)
Income/(loss) from operations			342,439			(155,859)
Interest expense, net			(191,709)			(187,418)
Gain on sale of equity method investment			—			38,403
Other, net			202			(227)
Income/(loss) before income taxes			$150,932			$(305,101)
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

Other segment balances and reconciliations to the consolidated totals for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	U.S.	Europe	All Other (1)	Consolidated Total
Three months ended September 30, 2026
Interest expense, net	$40,421	$25,089	$(1,682)	$63,828
Depreciation and amortization	992	943	24	1,959
Income tax expense/(benefit)	114	7,912	(4,561)	3,465
Three months ended September 30, 2025
Interest expense, net	$39,006	$26,706	$(1,625)	$64,087
Depreciation and amortization	1,060	775	31	1,866
Goodwill impairment	15,761	361,249	35,601	412,611
Income tax expense/(benefit)	(4,072)	12,737	15,696	24,361

	U.S.	Europe	All Other (1)	Consolidated Total
Nine months ended September 30, 2026
Interest expense, net	$116,713	$79,438	$(4,442)	$191,709
Depreciation and amortization	2,773	2,697	83	5,553
Income tax expense/(benefit)	(2,606)	47,466	(3,246)	41,614
Nine months ended September 30, 2025
Interest expense, net	$115,555	$75,568	$(3,705)	$187,418
Depreciation and amortization	4,947	2,255	105	7,307
Goodwill impairment	15,761	361,249	35,601	412,611
Income tax expense/(benefit)	(11,039)	25,599	29,528	44,088
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
In November 2025, the FASB issued ASU 2025-08, "Financial Instruments – Credit Losses (Topic 326): Purchased Loans" ("ASU 2025-08"), under which loans (excluding credit cards) acquired without credit deterioration and deemed "seasoned" will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. This ASU is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company currently applies the PCD accounting model to the loans it acquires and is evaluating the impact this ASU could have on its Consolidated Financial Statements; however, it does not expect there will be a material impact upon adoption.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements" ("ASU 2025-11"), which improves the guidance of Topic 270, Interim Reporting, by providing clarity on the current interim reporting requirements. This ASU provides additional guidance on what disclosures should be provided in interim reporting periods and adds a principle to Topic 270 requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the reporting entity. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of this ASU on its Consolidated Financial Statements and the related disclosures.

All other recently issued accounting pronouncements not yet adopted have been deemed either immaterial or not applicable.
Note 15. Subsequent Event
2033 senior notes
On October 2, 2026, the Company completed the private offering of $400.0 million in aggregate principal amount of its 8.500% senior notes due October 15, 2033. Interest on the notes is payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2027. The Company used the net proceeds from this offering and available cash to repay approximately $400.0 million aggregate principal amount of outstanding borrowings under its North American revolving credit facility.

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
•disruptions of business operations caused by cybersecurity incidents or the underperformance or failure of our information technology infrastructure, networks or communication systems;
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
•investigations, reviews or enforcement actions by governmental authorities, including the Consumer Financial Protection Bureau;
•our ability to comply with data privacy regulations such as the General Data Protection Regulation;
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
Third quarter and year-to-date business trends and results
During the third quarter of 2026, we continued to execute against our PRA 3.0 strategic plan, generating higher portfolio income and lower operating expenses while continuing to invest in our legal collections channel, technology modernization and other initiatives. We purchased $228.7 million in portfolios and collected $535.6 million during the quarter. Our results also included the following:
•Third quarter Net income attributable to PRA Group, Inc. of $14.9 million, an increase of $422.6 million compared to the prior year period, which included a pretax goodwill impairment charge of $412.6 million. Year-to-date Net income attributable to PRA Group, Inc. of $101.0 million, an increase of $462.7 million compared to the prior year period, which included a pretax goodwill impairment charge of $412.6 million.
•Third quarter Adjusted net income attributable to PRA of $14.9 million, a decrease of $6.0 million compared to the prior year period. Year-to-date Adjusted net income attributable to PRA of $101.0 million, an increase of $63.8 million compared to the prior year period ("Adjusted net income attributable to PRA" is a non-GAAP financial measure; refer to section "Non-GAAP Financial Measures" below).
•Third quarter Cash efficiency and Adjusted cash efficiency ratios of 62.6%; an improvement of more than 200 basis points in the Adjusted cash efficiency ratio compared to the prior year period, which reflected workforce reductions, organizational simplification and other cost initiatives implemented as part of our PRA 3.0 strategy ("Adjusted cash efficiency ratio" is a non-GAAP financial measure; refer to section "Non-GAAP Financial Measures" below).
•Continued geographic diversification, with the U.S. and Europe accounting for 40.0% and 54.8%, respectively, of September 30, 2026 total estimated remaining collections ("ERC") of $8.8 billion.
•Maintenance of a diversified capital structure, consistent with our targeted leverage and liquidity objectives. Subsequent to quarter-end, we issued $400.0 million of 8.500% senior notes due October 15, 2033, further extending our debt maturity profile (refer to Note 15).
Market environment
We observed heightened competition in the U.S. market, while credit card balances have remained elevated and charge-off rates continued to support portfolio supply. In Europe, portfolio supply continued to trend higher, and we expect that trend will continue into the fourth quarter. Consistent with our PRA 3.0 strategy, we remained focused on deploying capital globally where we see the most attractive net returns.

SELECTED CONSOLIDATED FINANCIAL DATA

As of or for the period ended (in thousands, except per share, ratio and headcount data)	Third Quarter			Year-to-Date
	2026	2025	% Change	2026	2025	% Change
Income statement
Portfolio income	$270,779	$258,549	4.7%	$808,157	$750,441	7.7%
Changes in expected recoveries	14,307	51,358	(72.1)	155,117	112,572	37.8
Total revenues	286,266	311,140	(8.0)	972,973	868,447	12.0
Total operating expenses	200,363	626,687	(68.0)	630,534	1,024,306	(38.4)
Adjusted operating expenses (1)	200,363	214,076	(6.4)	630,534	611,695	3.1
Interest expense, net	63,828	64,087	(0.4)	191,709	187,418	2.3
Net income/(loss) attributable to PRA Group, Inc.	14,892	(407,703)	NM	101,019	(361,670)	NM
Adjusted net income attributable to PRA (2)	14,892	20,877	(28.7)	101,019	37,224	171.4
Diluted earnings per share	0.39	(10.43)	NM	2.64	(9.20)	NM
Adjusted diluted earnings per share (2)	0.39	0.53	(26.4)	2.64	0.94	180.9
Performance data and ratios
Net income/(loss) attributable to PRA Group, Inc. (last 12 months)	$157,547	$(343,214)	NM
Adjusted net income attributable to PRA (last 12 months) (2)	136,376	55,680	144.9
Adjusted EBITDA (last 12 months) (3)	1,377,754	1,265,490	8.9
Cash efficiency ratio (4)	62.6%	(15.4)%		61.9%	35.2%
Adjusted cash efficiency ratio (5)	62.6	60.6		61.9	61.3
Return on average Total stockholders' equity - PRA Group, Inc. ("ROE") (6)	5.6	(144.0)		13.2	(41.8)
Return on average tangible equity ("ROATE") (7)	5.8	(181.6)		13.5	(57.9)
Adjusted return on average tangible equity ("Adjusted ROATE") (8)	5.8	9.3		13.5	6.0
Portfolio volumes
Portfolio purchases	$228,745	$255,492	(10.5)%	$746,166	$893,699	(16.5)%
Cash collections	535,643	542,244	(1.2)	1,646,116	1,575,968	4.5
Estimated remaining collections (period-end)	8,793,635	8,399,952	4.7
Credit facility availability (period-end)
Based on current ERC	$769,663	$888,904	(13.4)%
Additional availability	262,236	301,371	(13.0)
Total availability	1,031,899	1,190,275	(13.3)
Balance sheet (period-end)
Finance receivables, net	$4,683,573	$4,572,167	2.4%
Borrowings	3,714,739	3,606,978	3.0
Total stockholders' equity - PRA Group, Inc.	1,067,001	928,493	14.9
Headcount (period-end)
Full-time equivalents	2,367	2,814	(15.9)%
(1)Total operating expenses excluding the impact of Goodwill impairment ("Adjusted operating expenses") is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
(2)Net income/(loss) attributable to PRA Group, Inc. and Diluted earnings per share excluding the impact of certain items that management does not consider indicative of our ongoing operations ("Adjusted net income attributable to PRA" and "Adjusted diluted earnings per share", respectively), are non-GAAP financial measures. Refer to section "Non-GAAP Financial Measures" below.
(3)Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
(4)Calculated by dividing cash receipts less operating expenses by cash receipts, both of which are determined based on GAAP.
(5)Calculated by dividing cash receipts less Adjusted operating expenses by cash receipts ("Adjusted cash efficiency ratio"), which is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
(6)ROE is calculated by dividing annualized Net income/(loss) attributable to PRA Group, Inc. by average Total stockholders' equity - PRA Group, Inc.
(7)ROATE is a non-GAAP financial measure calculated by dividing annualized Net income/(loss) attributable to PRA Group, Inc. by average Total stockholders' equity - PRA Group, Inc. less average goodwill and average other intangible assets ("Average tangible equity"), which is also a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
(8)Adjusted ROATE is a non-GAAP financial measure. Refer to section "Non-GAAP Financial Measures" below.
NM Not meaningful.

RESULTS OF OPERATIONS
Three months ended September 30, 2026 ("Third Quarter 2026" or "Q3 2026") compared to three months ended September 30, 2025 ("Third Quarter 2025" or "Q3 2025"); and nine months ended September 30, 2026 ("Year-to-Date 2026") compared to nine months ended September 30, 2025 ("Year-to-Date 2025").
Consolidated and business segment results
Portfolio purchases
Portfolio purchases were as follows (in thousands, except percentages):

	Third Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
U.S.	$92,278	$134,481	$(42,203)	(31.4)%	$320,237	$477,769	$(157,532)	(33.0)
Europe	129,940	101,173	28,767	28.4	395,929	361,641	34,288	9.5
Other markets (1)	6,527	19,838	(13,311)	(67.1)	30,000	54,289	(24,289)	(44.7)
Total portfolio purchases	$228,745	$255,492	$(26,747)	(10.5)%	$746,166	$893,699	$(147,533)	(16.5)%
(1)Reflects portfolio purchases in South America, Canada and Australia.
We use a global investment framework to optimize the deployment of capital across our markets with a focus on net returns. Our total portfolio purchases in Q3 2026 decreased by $26.7 million, or 10.5%, compared to Q3 2025. Total purchases of $228.7 million in Q3 2026 reflected the allocation of a greater portion of our capital to Europe, where we observed better relative returns in select markets. Year-to-date 2026 portfolio purchases decreased by $147.5 million, or 16.5%, compared to the prior year period. The Q3 2026 and year-to-date 2026 purchase price multiples ("PPMs") for our global Core vintage were 1.94x and 1.97x, respectively. PPMs can vary due to factors contributing to the cost to collect, including the loan type and age, geography and collections strategy, in addition to competitive and market dynamics. Our focus continues to be on net returns, which considers the amount and timing of the projected cash collections, estimated costs to collect, funding costs, risk and agreement terms.
•U.S.: Q3 2026 portfolio purchases decreased by $42.2 million as pricing remained competitive and we remained disciplined in our purchasing and long-term approach focused on net returns. Year-to-date 2026 portfolio purchases decreased by $157.5 million compared to the prior year period. The Q3 2026 PPM for our U.S. Core vintage of 2.20x was an increase compared to the second quarter of 2026. The year-to-date 2026 PPM for our U.S. Core vintage was 2.10x.
•Europe: Q3 2026 portfolio purchases increased by $28.8 million as we continued to invest in portfolios that met our return requirements. Year-to-date 2026 portfolio purchases increased by $34.3 million compared to the prior year period. The Q3 2026 and year-to-date 2026 PPMs for our European Core vintage were 1.76x and 1.84x, respectively. The decrease in the Q3 2026 PPM reflected purchase of a higher mix of portfolios with a lower cost to collect.

Cash collections
Cash collections were as follows (in thousands, except percentages):

	Third Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
U.S.
Call center/other	$106,586	$133,462	$(26,876)	(20.1)%	$353,515	$397,518	$(44,003)	(11.1)%
Legal	148,280	124,815	23,465	18.8	439,438	355,082	84,356	23.8
Core	254,866	258,277	(3,411)	(1.3)	792,953	752,600	40,353	5.4
Insolvency	19,936	21,131	(1,195)	(5.7)	61,511	62,895	(1,384)	(2.2)
Cash collections - U.S.	274,802	279,408	(4,606)	(1.6)	854,464	815,495	38,969	4.8
Europe
Call center/other	121,623	113,330	8,293	7.3	357,884	324,619	33,265	10.2
Legal	73,855	72,580	1,275	1.8	230,033	211,314	18,719	8.9
Core	195,478	185,910	9,568	5.1	587,917	535,933	51,984	9.7
Insolvency	17,574	22,658	(5,084)	(22.4)	55,779	68,472	(12,693)	(18.5)
Cash collections - Europe	213,052	208,568	4,484	2.1	643,696	604,405	39,291	6.5
Other markets (1)	47,789	54,268	(6,479)	(11.9)	147,956	156,068	(8,112)	(5.2)
Total cash collections	$535,643	$542,244	$(6,601)	(1.2)%	$1,646,116	$1,575,968	$70,148	4.5%
(1)Reflects cash collections in South America, Canada and Australia.
Our total cash collections of $535.6 million in Q3 2026 were slightly above our expectations for the quarter and decreased by $6.6 million, or 1.2%, compared to Q3 2025, reflecting lower levels of portfolio purchases over the past 18 months, consistent with our focus on net returns. Year-to-date 2026 cash collections increased by $70.1 million, or 4.5%, compared to the prior year period.
•U.S.: Q3 2026 cash collections decreased by $4.6 million driven by a net decrease of $26.9 million from call center and other channels, partially offset by a $23.5 million increase in legal collections due to higher volume. Legal collections represented 58.2% of Core cash collections. Year-to-date 2026 cash collections increased by $39.0 million driven by an $84.4 million increase in legal collections, partially offset by a net decrease of $44.0 million from call center and other channels.
•Europe: Q3 2026 cash collections increased by $4.5 million driven by an increase of $9.6 million in Core collections distributed broadly across our markets, partially offset by a decrease of $5.1 million in Insolvency collections. Year-to-date 2026 cash collections in Europe increased by $39.3 million driven by an increase of $52.0 million in Core collections, partially offset by a decrease of $12.7 million in Insolvency collections, and was due, in part, to favorable foreign exchange rate variation.

Portfolio revenue
Total portfolio revenue was as follows (in thousands, except percentages):

	Third Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
U.S.	$149,656	$157,861	$(8,205)	(5.2)%	$448,969	$427,748	$21,221	5.0%
Europe	109,830	117,013	(7,183)	(6.1)	451,667	336,352	115,315	34.3
Other markets (1)	25,600	35,033	(9,433)	(26.9)	62,638	98,913	(36,275)	(36.7)
Total portfolio revenue	$285,086	$309,907	$(24,821)	(8.0)%	$963,274	$863,013	$100,261	11.6%

By component
Portfolio income	$270,779	$258,549	$12,230	4.7%	$808,157	$750,441	$57,716	7.7%
Recoveries collected in excess of forecast	6,486	27,351	(20,865)	(76.3)	51,926	84,153	(32,227)	(38.3)
Changes in expected future recoveries	7,821	24,007	(16,186)	(67.4)	103,191	28,419	74,772	263.1
Changes in expected recoveries	14,307	51,358	(37,051)	(72.1)	155,117	112,572	42,545	37.8
Total portfolio revenue	$285,086	$309,907	$(24,821)	(8.0)%	$963,274	$863,013	$100,261	11.6%
(1)Reflects portfolio revenue in South America, Canada and Australia.
Our total portfolio revenue in Q3 2026 decreased by $24.8 million, or 8.0%, compared to Q3 2025, driven by lower Changes in expected recoveries, which decreased by $37.1 million, partially offset by higher Portfolio income, which increased by $12.2 million. The decrease in Changes in expected recoveries reflected lower recoveries collected in excess of forecast and lower changes in expected future recoveries following the June 30, 2026 update to the forecasts for the majority of our European pools, which reflected sustained cash collections overperformance across multiple markets, among other factors. The increase in Portfolio income was driven primarily by recent portfolio purchases in Europe. Year-to-date 2026 portfolio revenue increased by $100.3 million, or 11.6%, compared to the prior year period, driven by higher Portfolio income, which increased by $57.7 million, and higher Changes in expected recoveries, which increased by $42.5 million. Portfolio income, the yield component of our revenue, which is more predictable than Changes in expected recoveries, increased by 4.7% for the quarter and 7.7% year-to-date.
•U.S.: Q3 2026 portfolio revenue decreased by $8.2 million due primarily to a decrease of $7.4 million in Changes in expected recoveries, reflecting lower net increases in the collections forecasts compared to the prior year period and net underperformance in Q3 2026 compared to net overperformance in Q3 2025. Q3 2026 Changes in expected recoveries were mainly impacted by an increase in the collections forecasts and the impact of timing adjustments on the 2024 and 2025 Core pools, partially offset by decreases in the collections forecasts on the 2021-2023 Core pools. Net underperformance in Q3 2026 was driven mainly by the 2021-2024 Core pools, partially offset by overperformance on the 2020 and earlier Core pools and the 2025 Core pool. Year-to-date 2026 portfolio revenue increased by $21.2 million due to increases of $15.3 million in Portfolio income and $5.9 million in Changes in expected recoveries. The increase in Portfolio income was due primarily to improved pricing. The increase in Changes in expected recoveries was due primarily to higher net overperformance, reflecting the absence of a one-time payment of $15.0 million to a seller in Q3 2025 to modify the terms and conditions of certain previously purchased portfolios, and a net decrease in the collections forecasts on certain U.S. Core pools in the prior year period.
•Europe: Q3 2026 portfolio revenue decreased by $7.2 million due to a decrease of $20.6 million in Changes in expected recoveries, partially offset by an increase of $13.5 million in Portfolio income. The decrease in Changes in expected recoveries was due to lower net overperformance and lower net increases in the collections forecasts compared to Q3 2025. Overperformance in Europe moderated following the update to the forecasts for the majority of our European pools as of June 30, 2026. The increase in Portfolio income was due primarily to higher recent purchasing in several markets. Year-to-date 2026 portfolio revenue increased by $115.3 million, due to increases of $79.1 million in Changes in expected recoveries, driven by the June 30, 2026 forecast updates, and $36.2 million in Portfolio income, due to higher recent purchasing and favorable foreign exchange rate variation.
•Other markets: Q3 2026 and year-to-date 2026 portfolio revenue decreased by $9.4 million and $36.3 million, respectively. The quarterly decrease reflected lower net overperformance and net decreases in the collections forecasts in Q3 2026 compared to net increases in Q3 2025. The year-to-date decrease reflected net decreases in the collections forecasts on certain pools within these markets.

Operating expenses
Operating expenses were as follows (in thousands, except percentages):

	Third Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
U.S.	$130,324	$156,232	$(25,908)	(16.6)%	$412,490	$414,318	$(1,828)	(0.4)%
Europe	50,593	409,977	(359,384)	(87.7)	152,630	503,774	(351,144)	(69.7)
Other markets (1)	19,446	60,478	(41,032)	(67.8)	65,414	106,214	(40,800)	(38.4)
Total operating expenses	$200,363	$626,687	$(426,324)	(68.0)%	$630,534	$1,024,306	$(393,772)	(38.4)%
By component
Compensation and benefits	$66,063	$74,237	$(8,174)	(11.0)%	$207,178	$223,284	$(16,106)	(7.2)%
Legal collection costs (2)	46,211	46,764	(553)	(1.2)	147,194	117,741	29,453	25.0
Legal collection fees (3)	18,439	16,558	1,881	11.4	53,896	47,413	6,483	13.7
Agency fees (4)	22,993	24,556	(1,563)	(6.4)	70,788	68,612	2,176	3.2
Professional and outside services	17,002	22,051	(5,049)	(22.9)	60,398	64,225	(3,827)	(6.0)
Communication (5)	7,619	8,377	(758)	(9.0)	24,302	28,271	(3,969)	(14.0)
Rent and occupancy	3,451	3,654	(203)	(5.6)	10,439	10,638	(199)	(1.9)
Depreciation, amortization and impairment of long-lived assets	1,964	2,439	(475)	(19.5)	8,396	8,711	(315)	(3.6)
Goodwill impairment	—	412,611	(412,611)	NM	—	412,611	(412,611)	NM
Other operating expenses (6)	16,621	15,440	1,181	7.6	47,943	42,800	5,143	12.0
Total operating expenses	$200,363	$626,687	$(426,324)	(68.0)%	$630,534	$1,024,306	$(393,772)	(38.4)%
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
NM Not meaningful.
Our Total operating expenses decreased by $426.3 million, or 68.0%, compared to Q3 2025. Year-to-date 2026 operating expenses decreased by $393.8 million, or 38.4%, compared to the prior year period. These decreases were due largely to the goodwill impairment charge of $412.6 million recognized in Q3 2025.
•U.S.: Q3 2026 operating expenses decreased by $25.9 million compared to Q3 2025 due primarily to $15.8 million of goodwill impairment allocated to the U.S. in Q3 2025 and an $8.8 million decrease in Compensation and benefits, driven by workforce reductions, organizational simplification and other cost initiatives implemented as part of our PRA 3.0 strategy; and to lower Professional and outside services. Year-to-date 2026 operating expenses decreased by $1.8 million due primarily to a decrease of $18.0 million in Compensation and benefits and the goodwill impairment allocated to the U.S. in 2025. These decreases were partially offset by increases of $26.8 million in Legal collection costs and $6.5 million in Legal collection fees, both associated with the expansion of activity in our legal collections channel.
•Europe: Q3 2026 operating expenses decreased by $359.4 million compared to Q3 2025 due largely to $361.2 million of goodwill impairment allocated to Europe in Q3 2025, partially offset by an increase in Legal collection costs. Year-to-date 2026 operating expenses decreased by $351.1 million due primarily to the goodwill impairment allocated to Europe in 2025, partially offset by increases in Legal collection costs; Other operating expenses, reflecting a value added tax reimbursement in the prior year period; Agency fees, reflecting higher outsourced collections; and Compensation and benefits.
•Other markets: Q3 2026 and year-to-date 2026 operating expenses decreased by $41.0 million and $40.8 million, respectively, due primarily to the goodwill impairment charge in Q3 2025.

Interest expense, net
Interest expense, net was as follows (in thousands, except percentages):

	Third Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest on revolving credit facilities and term loan, and unused line fees	$35,176	$40,207	$(5,031)	(12.5)%	$104,479	$115,323	$(10,844)	(9.4)%
Interest on senior notes	30,177	24,911	5,266	21.1	90,678	74,734	15,944	21.3
Amortization of debt premium and issuance costs, net	2,112	1,976	136	6.9	6,351	5,839	512	8.8
Interest income	(3,637)	(3,007)	(630)	21.0	(9,799)	(8,478)	(1,321)	15.6
Interest expense, net	$63,828	$64,087	$(259)	(0.4)%	$191,709	$187,418	$4,291	2.3%
Our Interest expense, net decreased by $0.3 million, or 0.4%, compared to Q3 2025. Year-to-date 2026 Interest expense, net increased by $4.3 million, or 2.3%, compared to the prior year period. Both periods reflect higher interest on senior notes following the issuance of our 2032 senior notes in September 2025, the proceeds of which were used to repay borrowings under our revolving credit facilities. In Q3 2026, this increase was offset by lower interest on our revolving credit facilities and term loan, along with higher interest income. Year-to-date 2026, the increase in interest on our senior notes was partially offset by these same factors.
Foreign exchange gain/(loss), net
Foreign exchange gain/(loss), net, includes the remeasurement of our foreign currency transactions and changes in the fair value of foreign exchange forward contracts used to economically hedge a portion of our remeasurement exposure. Foreign exchange gain/(loss), net included the following components (in thousands, except percentages):

	Third Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Foreign currency transaction gains/(losses)	$(1,706)	$(5,012)	$3,306	NM	$(10,041)	$10,683	$(20,724)	NM
Foreign exchange forward gains/(losses)	1,855	5,079	(3,224)	NM	10,743	(10,617)	21,360	NM
Foreign exchange gain, net	$149	$67	$82	NM	$702	$66	$636	NM
NM Not meaningful.
In addition to normal rate fluctuations and ongoing execution of our risk management strategies, our net foreign exchange result may be impacted by elevated volatility in the underlying exchange rates. For additional information about our foreign exchange forward gains/(losses), refer to Note 6.
Income tax expense
Income tax expense and our effective tax rate were as follows (in thousands, except percentages):

	Third Quarter				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax expense	$3,465	$24,361	$(20,896)	(85.8)%	$41,614	$44,088	$(2,474)	(5.6)%
Effective tax rate	15.7%	(6.4)%			27.6%	(14.5)%
Our Income tax expense decreased by $20.9 million, or 85.8%, compared to Q3 2025, and our effective tax rate was 15.7% in Q3 2026 compared to (6.4)% in Q3 2025. Year-to-date 2026 Income tax expense decreased by $2.5 million, or 5.6%, and our year-to-date 2026 effective tax rate was 27.6% compared to (14.5)% in the prior year period. The negative effective tax rates in the prior year periods were due primarily to the impact of the goodwill impairment recognized in Q3 2025. The current year effective tax rates reflect the mix of income from different taxing jurisdictions and the timing and amount of discrete items, including the reversal of a $3.2 million tax accrual during the first quarter of 2026. The effective tax rate for the three months ended September 30, 2026, reflects a decrease in the forecasted annual effective tax rate due to changes in the forecasted mix of income across jurisdictions.

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
Adjusted segment operating income for our U.S. and European businesses was as follows (in thousands, except percentages):

	U.S.				Europe
	Third Quarter				Third Quarter
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues from external customers	$150,336	$158,868	$(8,532)	(5.4)%	$110,198	$117,142	$(6,944)	(5.9)%
Segment expenses (1)
Compensation and benefits	35,646	44,077	(8,431)	(19.1)	20,344	21,168	(824)	(3.9)
Legal collection expenses	52,155	51,641	514	1.0	9,186	8,153	1,033	12.7
Professional and outside services	11,856	13,576	(1,720)	(12.7)	4,260	4,065	195	4.8
Other segment items (2)	21,469	21,220	249	1.2	15,200	14,567	633	4.3
Adjusted segment operating income	$29,210	$28,354	$856	3.0%	$61,208	$69,189	$(7,981)	(11.5)%

	U.S.				Europe
	Year-to-Date				Year-to-Date
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues from external customers	$457,607	$432,697	$24,910	5.8%	$452,443	$336,739	$115,704	34.4%
Segment expenses (1)
Compensation and benefits	114,340	134,973	(20,633)	(15.3)	58,542	60,582	(2,040)	(3.4)
Legal collection expenses	162,532	129,220	33,312	25.8	29,048	26,198	2,850	10.9
Professional and outside services	36,580	40,078	(3,498)	(8.7)	13,800	12,786	1,014	7.9
Other segment items (2)	67,441	65,182	2,259	3.5	45,479	40,634	4,845	11.9
Adjusted segment operating income	$76,714	$63,244	$13,470	21.3%	$305,574	$196,539	$109,035	55.5%
(1)Amounts include intersegment and intercompany expenses, which are not material, and exclude certain unallocated corporate personnel, administrative and other overhead expenses.
(2)Primarily reflects Communication expenses, Agency fees and Other operating expenses.
•U.S.: Q3 2026 Adjusted segment operating income increased by $0.9 million, reflecting a decrease in segment expenses, partially offset by a decrease in segment revenues. Year-to-date 2026 Adjusted segment operating income increased by $13.5 million, or 21.3%, reflecting an increase in segment revenues, partially offset by an increase in segment expenses.
•Europe: Q3 2026 Adjusted segment operating income decreased by $8.0 million, or 11.5%, due primarily to a decrease in segment revenues. Year-to-date 2026 Adjusted segment operating income increased by $109.0 million, or 55.5%, reflecting an increase in segment revenues, partially offset by an increase in segment expenses.
Refer to the above discussions of portfolio revenue and operating expenses for additional information.
Consolidated balance sheet
Investments
Investments were $160.0 million as of September 30, 2026, an increase of $93.4 million compared to December 31, 2025. The increase reflects purchases of government securities and corporate notes by our banking subsidiary, AK Nordic AB, which is part of our European operations and is expected to continue to operate with similarly higher levels of liquidity moving forward.

Finance receivables, net
Finance receivables, net of $4.7 billion as of September 30, 2026, were stable compared to December 31, 2025. Compared to September 30, 2025, Finance receivables, net increased by $111.4 million, or 2.4%, due to portfolio purchases of $1.1 billion and Changes in expected recoveries of $219.0 million, partially offset by $1.1 billion of recoveries collected and applied to Finance receivables, net, and foreign currency translation of $50.0 million.
Interest-bearing deposits
Interest-bearing deposits were $152.5 million as of September 30, 2026, an increase of $46.4 million compared to December 31, 2025. The increase reflects net deposit inflows at our banking subsidiary, AK Nordic AB, partially offset by foreign exchange rate variation.
Borrowings
Borrowings of $3.7 billion as of September 30, 2026, were stable compared to December 31, 2025, as net borrowings of $34.7 million under our revolving credit facilities were largely offset by the impact of foreign currency translation on our euro-denominated senior notes and principal payments of $7.5 million on our term loan. Compared to September 30, 2025, borrowings increased by $107.8 million, or 3.0%, due primarily to net borrowings under our UK and North American revolving credit facilities, partially offset by principal payments of $10.0 million on our term loan and the impact of foreign currency translation on our euro-denominated senior notes.
NON-GAAP FINANCIAL MEASURES
We report our financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, our management also uses certain non-GAAP financial measures, including the non-GAAP financial measures referred to below, internally to evaluate our performance and set performance goals. We believe these non-GAAP financial measures are useful to investors in evaluating our performance, operational effectiveness and management of operating expenses and provide for greater comparability. These non-GAAP financial measures should not be considered as an alternative to the most directly comparable financial measure determined in accordance with GAAP and may not be comparable to the calculation of similarly titled financial measures reported by other companies. Included below are reconciliations of the non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.
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

	Adjusted EBITDA Reconciliation
	Last 12 Months	Year Ended
	September 30, 2026	December 31, 2025
Net income/(loss) attributable to PRA Group, Inc.	$157,547	$(305,142)
Adjustments:
Income tax expense	44,261	46,735
Foreign exchange gain	(1,391)	(755)
Interest expense, net	256,079	251,788
Other expense (1)	543	336
Depreciation and amortization	7,281	9,035
Impairment of real estate	2,843	1,404
Goodwill impairment	—	412,611
Net income attributable to noncontrolling interests	10,986	15,168
Gain on sale of equity method investment	—	(38,403)
Recoveries collected and applied to Finance receivables, net less Changes in expected recoveries	899,605	922,697
Adjusted EBITDA	$1,377,754	$1,315,474
(1)Reflects non-operating expenses.

Adjusted cash efficiency ratio
The Adjusted cash efficiency ratio is calculated by dividing cash receipts less Adjusted operating expenses by cash receipts. The following table provides a reconciliation of Total operating expenses to Adjusted operating expenses and presents our cash efficiency and Adjusted cash efficiency ratios for the periods indicated (in thousands, except for ratio data):

	Adjusted Operating Expenses Reconciliation and Adjusted Cash Efficiency Ratio
	Third Quarter		Year-to-Date
	2026	2025	2026	2025
Cash collections	$535,643	$542,244	$1,646,116	$1,575,968
Fee income	771	622	6,700	3,745
Cash receipts	536,414	542,866	1,652,816	1,579,713

Total operating expenses	200,363	626,687	630,534	1,024,306
Goodwill impairment	—	(412,611)	—	(412,611)
Adjusted operating expenses	200,363	214,076	630,534	611,695

Cash efficiency ratio	62.6%	(15.4)%	61.9%	35.2%

Adjusted cash efficiency ratio	62.6%	60.6%	61.9%	61.3%
Adjusted net income attributable to PRA, Adjusted diluted earnings per share, ROATE and Adjusted ROATE
Adjusted net income attributable to PRA is calculated as Net income/(loss) attributable to PRA Group, Inc. excluding the impact of certain items that management does not consider indicative of our ongoing operations. Calculation of Adjusted diluted earnings per share excludes those same items and, if dilutive based on Adjusted net income attributable to PRA, may also include the impact of additional potentially dilutive shares.
ROATE is calculated by dividing annualized Net income/(loss) attributable to PRA Group, Inc. by Average tangible equity. Adjusted ROATE is calculated by dividing annualized Adjusted net income attributable to PRA by Average tangible equity.

The following table provides a reconciliation of Total stockholders' equity - PRA Group, Inc. as reported in accordance with GAAP to Average tangible equity, a reconciliation of Net income/(loss) attributable to PRA Group, Inc. to Adjusted net income attributable to PRA, and provides our ROE, ROATE and Adjusted ROATE for the periods indicated (in thousands, except for ratio data):

			Average Tangible Equity Reconciliation (1)
	Balance as of Period End		Third Quarter		Year-to-Date
	September 30, 2026	September 30, 2025	2026	2025	2026	2025
Total stockholders' equity - PRA Group, Inc.	$1,067,001	$928,493	$1,056,235	$1,132,709	$1,023,652	$1,154,889
Goodwill	26,871	26,871	26,871	233,160	26,871	320,848
Other intangible assets	1,209	1,470	1,246	1,506	1,318	1,488
Average tangible equity			$1,028,118	$898,043	$995,463	$832,553
(1)Amounts represent the average balances for the respective periods.
			ROE and ROATE (2)
			Third Quarter		Year-to-Date
			2026	2025	2026	2025
Net income/(loss) attributable to PRA Group, Inc.			$14,892	$(407,703)	$101,019	$(361,670)
ROE			5.6%	(144.0)%	13.2%	(41.8)%
ROATE			5.8	(181.6)	13.5	(57.9)
(2)Based on annualized Net income/(loss) attributable to PRA Group, Inc.

	Adjusted Net Income Attributable to PRA Reconciliation
			Adjusted ROATE (3)
	Last 12 Months		Third Quarter		Year-to-Date
	September 30, 2026	September 30, 2025	2026	2025	2026	2025
Net income/(loss) attributable to PRA Group, Inc.	$157,547	$(343,214)	$14,892	$(407,703)	$101,019	$(361,670)
Gain on sale of equity method investment	—	(38,403)	—	—	—	(38,403)
Goodwill impairment	—	412,611	—	412,611	—	412,611
Tax effect of adjusting items (4)	(21,171)	24,686	—	15,969	—	24,686
Adjusted net income attributable to PRA	$136,376	$55,680	$14,892	$20,877	$101,019	$37,224
Adjusted ROATE			5.8%	9.3%	13.5%	6.0%

(3) Based on annualized Adjusted net income attributable to PRA.
(4) Based on the annual effective tax rate and pretax income excluding the effect of the adjusting items. The tax effect for the last 12 month period ended September 30, 2026 relates to adjusting items from earlier periods.
The following table provides a reconciliation of Diluted earnings per share to Adjusted diluted earnings per share for the periods indicated:

	Adjusted Diluted Earnings Per Share Reconciliation
	Third Quarter		Year-to-Date
	2026	2025	2026	2025
Diluted earnings per share	$0.39	$(10.43)	$2.64	$(9.20)
Effect of adjusting items and dilutive shares (1)	—	10.96	—	10.14
Adjusted diluted earnings per share	$0.39	$0.53	$2.64	$0.94
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
Estimated remaining collections
The following table displays our ERC by year for the 12 months ending September 30, (in thousands):

	U.S.	Europe (1)	Other Markets (2)	Total
2027	$1,041,598	$764,539	$148,855	$1,954,992
2028	766,864	644,718	101,729	1,513,311
2029	509,413	546,469	70,477	1,126,359
2030	354,741	462,845	49,978	867,564
2031	249,003	394,011	34,112	677,126
2032	170,924	339,332	22,695	532,951
2033	120,567	295,897	15,492	431,956
2034	86,788	259,274	8,339	354,401
2035	63,095	228,811	4,720	296,626
2036	46,459	202,802	2,750	252,011
Thereafter	104,243	677,559	4,536	786,338
Total ERC	$3,513,695	$4,816,257	$463,683	$8,793,635
(1)Reflects ERC of $1.9 billion for the UK, $1.4 billion for Central Europe, $1.0 billion for Northern Europe and $583.6 million for Southern Europe.
(2)Reflects ERC in South America, Canada and Australia.

Purchase Price Multiples
as of September 30, 2026
(in thousands, except percentages)
Purchase Period	Purchase Price (1)(2)	Total Estimated Collections (3)	Estimated Remaining Collections (4)	Current Purchase Price Multiple	Original Purchase Price Multiple
U.S. Core
1996-2015	$2,736,875	$7,510,730	$80,663	274%	223%
2016	400,545	819,321	27,487	205%	195%
2017	511,902	1,166,652	56,807	228%	193%
2018	604,669	1,377,953	82,203	228%	199%
2019	432,222	1,017,258	58,785	235%	209%
2020	415,384	940,623	73,528	226%	215%
2021	339,885	601,913	99,635	177%	191%
2022	275,433	429,136	115,300	156%	164%
2023	506,319	939,215	371,406	185%	191%
2024	727,672	1,678,881	910,152	231%	211%
2025	531,021	1,174,752	865,217	221%	216%
2026	264,083	554,953	523,311	210%	210%
Subtotal	7,746,010	18,211,387	3,264,494
U.S. Insolvency
1996-2015	1,472,385	2,807,086	—	191%	154%
2016	67,454	85,694	5	127%	124%
2017	275,257	359,955	204	131%	125%
2018	97,879	137,611	124	141%	127%
2019	120,845	165,153	329	137%	128%
2020	62,130	90,465	1,159	146%	136%
2021	54,898	73,519	1,839	134%	136%
2022	33,442	48,087	7,759	144%	139%
2023	61,242	80,715	29,523	132%	136%
2024	68,168	99,716	46,844	146%	149%
2025	59,091	93,419	74,993	158%	160%
2026	56,154	87,986	86,422	157%	157%
Subtotal	2,428,945	4,129,406	249,201
Total U.S.	10,174,955	22,340,793	3,513,695
Europe Core
2012-2015	1,225,893	3,795,399	663,064	310%	190%
2016	333,090	637,389	164,887	191%	167%
2017	252,174	376,348	80,088	149%	144%
2018	341,775	590,677	149,974	173%	148%
2019	518,610	918,985	273,992	177%	152%
2020	324,119	618,771	200,428	191%	172%
2021	412,411	744,524	326,017	181%	170%
2022	359,447	596,112	328,347	166%	162%
2023	410,593	753,207	462,233	183%	169%
2024	451,786	819,958	617,798	181%	180%
2025	512,533	941,655	756,842	184%	185%
2026	350,953	646,394	610,770	184%	184%
Subtotal	5,493,384	11,439,419	4,634,440
Europe Insolvency
2014-2015	29,849	49,205	—	165%	135%
2016	39,338	60,228	1,977	153%	130%
2017	39,235	54,137	1,090	138%	128%
2018	44,908	53,754	566	120%	123%
2019	77,218	115,180	3,367	149%	130%
2020	105,440	162,068	3,144	154%	129%
2021	53,230	81,979	6,010	154%	134%
2022	44,604	68,911	16,324	154%	137%
2023	46,558	74,752	31,693	161%	138%
2024	43,459	73,055	40,577	168%	147%
2025	20,760	30,891	23,823	149%	145%
2026	37,439	54,519	53,246	146%	146%
Subtotal	582,038	878,679	181,817
Total Europe	6,075,422	12,318,098	4,816,257
Other markets (5)	969,781	2,223,865	463,683	229%	205%
Total PRA Group	$17,220,158	$36,882,756	$8,793,635
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
(4)Non-U.S. amounts are presented at the September 30, 2026 exchange rate.
(5)Reflects all vintages in South America, Canada and Australia.

	Portfolio Financial Information (1)
	(in thousands)
	September 30, 2026 (year-to-date)				As of September 30, 2026
Purchase Period	Cash Collections (2)	Portfolio Income (2)	Changes in Expected Recoveries (2)	Total Portfolio Revenue (2)	Net Finance Receivables (3)
U.S. Core
1996-2015	$30,128	$15,407	$7,383	$22,790	$26,090
2016	7,404	4,300	(189)	4,111	11,615
2017	14,819	8,933	(1,500)	7,433	22,868
2018	23,854	11,450	2,639	14,089	40,158
2019	18,572	9,354	(993)	8,361	27,549
2020	24,371	11,820	(1,709)	10,111	35,911
2021	27,661	13,802	(1,814)	11,988	49,723
2022	30,268	12,672	(4,400)	8,272	67,132
2023	106,708	49,149	(13,524)	35,625	197,418
2024	274,079	131,352	10,443	141,795	478,985
2025	203,444	123,502	8,645	132,147	450,801
2026	31,645	31,779	(3,215)	28,564	260,659
Subtotal	792,953	423,520	1,766	425,286	1,668,909
U.S. Insolvency
1996-2015	633	—	632	632	—
2016	80	3	52	55	5
2017	517	22	450	472	182
2018	378	5	402	407	116
2019	1,032	12	1,058	1,070	314
2020	1,134	129	222	351	1,022
2021	5,013	399	(793)	(394)	1,673
2022	6,369	921	180	1,101	7,156
2023	13,820	2,838	361	3,199	26,163
2024	17,725	5,982	299	6,281	37,432
2025	13,248	8,066	(537)	7,529	53,783
2026	1,562	2,739	241	2,980	57,290
Subtotal	61,511	21,116	2,567	23,683	185,136
Total U.S.	854,464	444,636	4,333	448,969	1,854,045
Europe Core
2012-2015	89,822	53,207	65,801	119,008	173,353
2016	19,643	8,622	21,271	29,893	89,712
2017	10,727	3,870	3,926	7,796	50,421
2018	23,571	8,813	6,212	15,025	87,585
2019	40,824	14,061	18,046	32,107	180,188
2020	29,087	12,059	5,490	17,549	120,068
2021	40,606	18,087	5,619	23,706	194,211
2022	45,904	18,260	(691)	17,569	207,127
2023	61,915	26,207	21,459	47,666	266,683
2024	87,434	39,178	4,030	43,208	348,928
2025	102,142	49,656	(5,276)	44,380	412,972
2026	36,242	16,085	3,041	19,126	333,406
Subtotal	587,917	268,105	148,928	417,033	2,464,654
Europe Insolvency
2014-2015	236	—	236	236	—
2016	318	88	445	533	328
2017	497	45	851	896	570
2018	574	24	414	438	407
2019	1,863	232	537	769	2,680
2020	4,373	340	(79)	261	2,908
2021	7,354	647	1,679	2,326	5,440
2022	9,888	1,484	2,962	4,446	14,227
2023	12,772	2,513	7,401	9,914	26,889
2024	11,931	3,864	7,083	10,947	31,465
2025	4,686	2,044	637	2,681	18,031
2026	1,287	961	227	1,188	37,290
Subtotal	55,779	12,242	22,393	34,635	140,235
Total Europe	643,696	280,347	171,321	451,668	2,604,889
Other markets (4)	147,956	83,174	(20,537)	62,637	224,639
Total PRA Group	$1,646,116	$808,157	$155,117	$963,274	$4,683,573
(1)     Includes the nonperforming loan portfolios that were acquired through our business acquisitions.
(2)Non-U.S. amounts are presented using the average exchange rates during the current period.
(3)Non-U.S. amounts are presented at the September 30, 2026 exchange rate.
(4)Reflects all vintages in South America, Canada and Australia.

Cash Collections by Year, By Year of Purchase (1)
as of September 30, 2026
(in millions)
Purchase Period	Purchase Price (2)(3)	1996-2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Total
U.S. Core
1996-2015	$2,736.9	$5,186.4	$673.8	$479.4	$337.7	$230.9	$149.3	$98.2	$67.1	$51.7	$64.7	$53.6	$30.1	$7,422.9
2016	400.5	—	86.1	195.3	160.1	116.6	88.7	59.9	29.1	17.6	18.1	12.9	7.4	791.8
2017	511.9	—	—	94.3	264.4	247.1	185.6	124.8	73.1	41.6	37.5	26.6	14.8	1,109.8
2018	604.7	—	—	—	106.3	320.2	304.7	214.8	131.6	83.2	68.1	42.9	23.9	1,295.7
2019	432.2	—	—	—	—	93.4	282.2	237.4	141.7	86.1	61.8	37.3	18.6	958.5
2020	415.4	—	—	—	—	—	127.4	274.7	185.4	121.3	83.6	50.4	24.4	867.2
2021	339.9	—	—	—	—	—	—	73.8	149.9	115.3	82.8	52.8	27.7	502.3
2022	275.4	—	—	—	—	—	—	—	34.9	102.4	87.8	58.5	30.3	313.9
2023	506.3	—	—	—	—	—	—	—	—	63.5	211.8	185.9	106.7	567.9
2024	727.7	—	—	—	—	—	—	—	—	—	119.8	374.9	274.1	768.8
2025	531.0	—	—	—	—	—	—	—	—	—	—	106.1	203.4	309.5
2026	264.1	—	—	—	—	—	—	—	—	—	—	—	31.6	31.6
Subtotal	7,746.0	5,186.4	759.9	769.0	868.5	1,008.2	1,137.9	1,083.6	812.8	682.7	836.0	1,001.9	793.0	14,939.9
U.S. Insolvency
1996-2015	1,472.4	2,290.4	230.4	142.6	78.6	39.1	13.6	4.5	2.9	1.8	1.4	1.0	0.6	2,806.9
2016	67.5	—	10.1	18.9	18.2	16.4	13.0	6.6	1.3	0.6	0.4	0.1	0.1	85.7
2017	275.3	—	—	49.1	97.3	80.9	58.8	44.0	20.8	4.9	2.5	1.0	0.5	359.8
2018	97.9	—	—	—	6.7	27.4	30.5	31.6	24.6	12.7	2.5	1.0	0.4	137.4
2019	120.8	—	—	—	—	13.4	30.9	37.9	36.8	28.0	14.2	2.7	1.0	164.9
2020	62.1	—	—	—	—	—	6.5	16.1	20.4	19.5	17.0	8.7	1.1	89.3
2021	54.9	—	—	—	—	—	—	4.5	17.7	17.4	15.2	11.8	5.0	71.6
2022	33.4	—	—	—	—	—	—	—	3.2	9.2	11.1	10.5	6.4	40.4
2023	61.2	—	—	—	—	—	—	—	—	4.5	14.8	18.0	13.8	51.1
2024	68.2	—	—	—	—	—	—	—	—	—	12.1	23.1	17.7	52.9
2025	59.1	—	—	—	—	—	—	—	—	—	—	5.2	13.2	18.4
2026	56.2	—	—	—	—	—	—	—	—	—	—	—	1.7	1.7
Subtotal	2,429.0	2,290.4	240.5	210.6	200.8	177.2	153.3	145.2	127.7	98.6	91.2	83.1	61.5	3,880.1
Total U.S.	10,175.0	7,476.8	1,000.4	979.6	1,069.3	1,185.4	1,291.2	1,228.8	940.5	781.3	927.2	1,085.0	854.5	18,820.0
Europe Core
2012-2015	1,225.8	538.4	350.2	310.3	290.5	241.4	206.0	202.4	164.3	142.4	132.1	126.9	89.8	2,794.7
2016	333.1	—	40.4	78.9	72.6	58.0	48.3	46.7	36.9	29.7	27.4	27.1	19.6	485.6
2017	252.2	—	—	17.9	56.0	44.1	36.1	34.8	25.2	20.2	17.9	15.7	10.7	278.6
2018	341.8	—	—	—	24.3	88.7	71.3	69.1	50.7	41.6	37.1	34.3	23.6	440.7
2019	518.6	—	—	—	—	48.0	125.7	121.4	89.8	75.1	68.2	61.7	40.8	630.7
2020	324.1	—	—	—	—	—	32.3	91.7	69.0	56.1	50.1	45.1	29.1	373.4
2021	412.4	—	—	—	—	—	—	48.5	89.9	73.0	66.6	59.7	40.6	378.3
2022	359.4	—	—	—	—	—	—	—	33.9	83.8	74.7	67.8	45.9	306.1
2023	410.6	—	—	—	—	—	—	—	—	50.2	103.1	93.2	61.9	308.4
2024	451.9	—	—	—	—	—	—	—	—	—	46.3	135.6	87.4	269.3
2025	512.5	—	—	—	—	—	—	—	—	—	—	57.1	102.1	159.2
2026	351.0	—	—	—	—	—	—	—	—	—	—	—	36.4	36.4
Subtotal	5,493.4	538.4	390.6	407.1	443.4	480.2	519.7	614.6	559.7	572.1	623.5	724.2	587.9	6,461.4
Europe Insolvency
2014-2015	29.9	7.3	8.3	8.2	7.4	5.4	3.7	1.9	0.8	0.6	0.4	0.3	0.2	44.5
2016	39.3	—	6.2	12.7	12.9	10.7	7.9	6.0	2.7	1.3	0.8	0.6	0.3	62.1
2017	39.2	—	—	1.2	7.9	9.2	9.8	9.4	6.5	3.8	1.5	1.0	0.5	50.8
2018	44.9	—	—	—	0.6	8.4	10.3	11.7	9.8	7.2	3.5	1.4	0.6	53.5
2019	77.2	—	—	—	—	5.0	21.1	23.9	21.0	17.5	12.9	6.1	1.9	109.4
2020	105.4	—	—	—	—	—	6.0	34.6	34.1	29.7	25.5	15.5	4.4	149.8
2021	53.2	—	—	—	—	—	—	5.5	14.4	14.7	15.4	14.6	7.4	72.0
2022	44.6	—	—	—	—	—	—	—	4.5	12.4	15.2	15.2	9.9	57.2
2023	46.7	—	—	—	—	—	—	—	—	4.2	12.7	15.7	12.8	45.4
2024	43.4	—	—	—	—	—	—	—	—	—	9.5	15.2	11.9	36.6
2025	20.8	—	—	—	—	—	—	—	—	—	—	1.9	4.7	6.6
2026	37.4	—	—	—	—	—	—	—	—	—	—	—	1.1	1.1
Subtotal	582.0	7.3	14.5	22.1	28.8	38.7	58.8	93.0	93.8	91.4	97.4	87.5	55.7	689.0
Total Europe	6,075.4	545.7	405.1	429.2	472.2	518.9	578.5	707.6	653.5	663.5	720.9	811.7	643.6	7,150.4
Other markets (4)	969.8	33.9	86.5	103.9	83.7	137.0	135.9	125.4	135.0	215.9	220.5	210.7	148.0	1,636.4
Total PRA Group	$17,220.2	$8,056.4	$1,492.0	$1,512.7	$1,625.2	$1,841.3	$2,005.6	$2,061.8	$1,729.0	$1,660.7	$1,868.6	$2,107.4	$1,646.1	$27,606.8
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
Sources of liquidity
Cash and cash equivalents
As of September 30, 2026, cash and cash equivalents totaled $139.1 million, of which $127.7 million was held by international operations with indefinitely reinvested earnings. For additional information about the unremitted earnings of our international subsidiaries, refer to Note 14 to our Consolidated Financial Statements in the 2025 Form 10-K.
Borrowings
As of September 30, 2026, we had the following committed amounts, outstanding borrowings and availability under our financing arrangements (in thousands):

				Composition of Total Availability
	Committed Amounts	Outstanding Borrowings	Total Availability	Based on Current ERC (1)	Additional Availability (2)
North American revolving credit facility	$1,075,000	$561,438	$513,562	$301,130	$212,432
North American term loan	452,611	452,611	—	—	—
European revolving credit facility	866,944	562,904	304,040	304,040	—
UK revolving credit facility	725,000	510,703	214,297	164,493	49,804
Colombian revolving credit facility	228	228	—	—	—
Senior notes	1,637,840	1,637,840	—	—	—
Debt premium and issuance costs, net	—	(10,985)	—	—	—
Total	$4,757,623	$3,714,739	$1,031,899	$769,663	$262,236
(1)Available borrowings after calculation of borrowing base, subject to the committed amounts and debt covenants, which may be used for general corporate purposes, including portfolio purchases.
(2)Subject to borrowing base and debt covenants, including advance rates ranging from 35-55% of applicable ERC.
Interest-bearing deposits
As of September 30, 2026, interest-bearing deposits totaled $152.5 million. Under our European revolving credit facility, our interest-bearing deposit funding is limited to SEK 2.2 billion ($219.9 million as of September 30, 2026).
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

As of September 30, 2026, we had forward flow agreements in place with an estimated purchase price of approximately $438.5 million over the next 12 months. This total can vary significantly based on the remaining terms and renewal dates of the agreements and is comprised of $175.5 million in Europe, $247.3 million in the U.S. and $15.7 million in our other markets. These amounts represent our estimated forward flow purchases over the next 12 months under the agreements in place based on projections and other factors, including sellers' estimates of future forward flow sales, and are dependent on actual delivery by the sellers and, in some cases, the impact of foreign exchange rate fluctuations. Accordingly, amounts purchased under these agreements may vary significantly.
Borrowings
As of September 30, 2026, we had $3.7 billion in outstanding borrowings. Our estimated interest, unused fees and principal payments for the next 12 months are $251.7 million. With the exception of $2.5 million in quarterly principal payments on our North American term loan, as of September 30, 2026, principal payments on our borrowings have maturity dates ranging from February 2028 through September 2032. Our financing arrangements include covenants with which we must comply, and as of September 30, 2026, we were in compliance with these covenants.
On October 2, 2026, the Company completed the private offering of $400.0 million in aggregate principal amount of 8.500% senior notes due October 15, 2033. Refer to Note 15 for additional information.
For additional information about our borrowings, refer to Note 5.
Share repurchases
On August 3, 2026, our Board of Directors approved a new share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. The new share repurchase program replaces the Company's prior share repurchase program, which was terminated on August 3, 2026, and under which no additional shares can be repurchased. Repurchases may be made from time-to-time in open market transactions, through privately negotiated transactions, in block transactions, through purchases made in accordance with trading plans adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or other methods, subject to market and/or other conditions, applicable regulatory requirements and the restrictive covenants contained in our credit facilities and the indentures that govern our senior notes. The new share repurchase program does not obligate us to repurchase any specified amount of shares, remains subject to the discretion of our Board of Directors and may be modified, suspended or discontinued at any time.
The amount and timing of any share repurchases under the new share repurchase program also depend on several other factors, including our capital allocation priorities; financial performance; leverage and liquidity levels; and the price of our common stock. As of September 30, 2026, we had $150.0 million remaining for share repurchases under the new program, subject to the restrictive covenants mentioned above.
Leases
Our leases have remaining terms ranging from one to approximately seven years. As of September 30, 2026, we had $27.3 million in lease liabilities, of which $6.1 million is due within the next 12 months. For additional information, refer to Note 5 to our Consolidated Financial Statements in the 2025 Form 10-K.
Derivatives
We enter into derivative financial instruments to reduce our exposure to fluctuations in interest rates on variable rate debt and foreign currency exchange rates. As of September 30, 2026, we had $1.8 million of derivative liabilities, of which $0.6 million matures within the next 12 months and $1.1 million in 2028. For additional information, refer to Note 6.
Investments
As of September 30, 2026, we held $133.1 million in Swedish treasury securities and $25.7 million in Finnish corporate notes to meet liquidity requirements for our banking subsidiary, AK Nordic AB.

Cash flow analysis
The following table summarizes our cash flow activity for the periods indicated (in thousands):

	Year-to-Date
	2026	2025	$ Change
Net cash provided by/(used in):
Operating activities	$(33,910)	$(75,622)	$41,712
Investing activities	(13,746)	(16,975)	3,229
Financing activities	60,264	74,562	(14,298)
Effect of foreign exchange rates	18,610	21,431	(2,821)
Net increase in cash, cash equivalents and restricted cash	$31,218	$3,396	$27,822
Operating activities
Net cash used in operating activities mainly reflects the portion of our cash collections recognized as revenue and cash paid for operating expenses, interest and income taxes. It does not include cash collections applied to the negative allowance, which are classified as investing activities. Net cash used in operating activities decreased by $41.7 million compared to the prior year period due primarily to higher cash collections recognized as income and lower cash paid for taxes, partially offset by higher cash paid for operating expenses.
Investing activities
Net cash used in investing activities decreased by $3.2 million compared to the prior year period due primarily to a decrease in purchases of nonperforming loan portfolios, increases in recoveries collected and applied to Finance receivables, net, and proceeds from sales and maturities of investments, partially offset by an increase in purchases of investments and the impact of the proceeds received from the sale of our interest in RCB Investimentos S.A., a servicing company for nonperforming loans in Brazil, in the prior year period.
Financing activities
Net cash provided by financing activities decreased by $14.3 million compared to the prior year period due primarily to lower net proceeds from credit lines and senior notes, partially offset by fluctuations in our interest-bearing deposits.
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
Our critical accounting estimates include revenue recognition on finance receivables and income taxes. For a detailed description of our critical accounting estimates, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the 2025 Form 10-K.
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
Interest rate exposure
Of our $3.7 billion in total borrowings as of September 30, 2026, approximately $1.6 billion was fixed rate debt. Considering these fixed rate borrowings and the interest rate hedges on our variable rate debt, with maturities ranging from four months to approximately four years, as of September 30, 2026, 60% of our total debt was either fixed rate or converted to a fixed rate. Based on our debt structure, assuming a 50 basis point decrease/increase in interest rates, interest expense over the following 12 months would decrease/increase by an estimated $7.9 million.
Foreign currency exposure
We operate internationally and enter into transactions denominated in various foreign currencies. During Q3 2026, our revenues from operations outside the U.S. were $135.9 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings as of September 30, 2026, refer to Note 12.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 3, 2026, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $150.0 million of our outstanding common stock. For additional information, refer to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Quarterly Report.
We did not repurchase any shares of our common stock during the third quarter of 2026.
Our credit facilities and the indentures governing our senior notes contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders and repurchase our common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement during the third quarter of 2026.
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
4.3
Indenture, dated as of September 22, 2021 among PRA Group Inc., the domestic subsidiaries of PRA Group Inc., party thereto and Regions Bank, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 24, 2021 (File No. 000-50058)).

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

PRA Group, Inc.
(Registrant)

November 9, 2026	By:	/s/ Martin Sjolund
Martin Sjolund
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2026	By:	/s/ Rakesh Sehgal
Rakesh Sehgal
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)